Form 10-Q
period 1994-03-31
WEST PENN POWER CO
filed 1994-05-12
CIK 105839

Page 1 of 11


                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549




              Quarterly Report Under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934


For Quarter Ended March 31, 1994

Commission file number 1-255-2


                          WEST PENN POWER COMPANY
          (Exact name of registrant as specified in its charter)

         Pennsylvania                               13-5480882
(State of Incorporation)           (I.R.S. Employer Identification No.)

               Cabin Hill, Greensburg, Pennsylvania   15601

                       Telephone number 412-837-3000


        The registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        At May 12, 1994, 22,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                Form 10-Q for Quarter Ended March 31, 1994



                                         Index
                                                                     Page
                                                                      No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three months ended March 31, 1994 and 1993                         3

  Consolidated balance sheet - March 31, 1994
    and December 31, 1993                                              4

  Consolidated statement of cash flows -
    Three months ended March 31, 1994 and 1993                         5

  Notes to consolidated financial statements                           6

  Management's discussion and analysis of financial
    condition and results of operations                               7-9



PART II--OTHER INFORMATION                                           10-11

                                  -  3  -

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                     Consolidated Statement Of Income


                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                               1994          1993
                                                                                             (Thousands of Dollars)

ELECTRIC OPERATING REVENUES:
  Residential                                                                                $116 925        $ 97 263
  Commercial                                                                                   54 544          47 176
  Industrial                                                                                   82 985          74 286
  Nonaffiliated utilities                                                                      48 590          39 998
  Other, including affiliates                                                                  21 787          21 295
         Total Operating Revenues                                                             324 831         280 018

OPERATING EXPENSES:
  Operation:
    Fuel                                                                                       73 088          71 820
    Purchased power and exchanges, net                                                         73 471          57 803
    Deferred power costs, net                                                                   3 367            (429)
    Other                                                                                      36 353          31 807
  Maintenance                                                                                  30 330          24 443
  Depreciation                                                                                 21 930          19 209
  Taxes other than income taxes                                                                23 912          23 474
  Federal and state income taxes                                                               18 879          14 740
         Total Operating Expenses                                                             281 330         242 867
         Operating Income                                                                      43 501          37 151

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                                                    1 083           1 460
  Other income, net                                                                             3 225           3 363
         Total Other Income and Deductions                                                      4 308           4 823
         Income Before Interest Charges                                                        47 809          41 974

INTEREST CHARGES:
  Interest on long-term debt                                                                   13 891          15 168
  Other interest                                                                                  536             309
  Allowance for borrowed funds used during
    construction                                                                                 (645)         (1 150)
         Total Interest Charges                                                                13 782          14 327

         Consolidated Net Income                                                             $ 34 027        $ 27 647


See accompanying notes to consolidated financial statements.

                                  -  4  -


             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                        Consolidated Balance Sheet

                                                                      March 31        December 31
                                                                      1994               1993
                                                                       (Thousands of Dollars)
ASSETS
  Property, Plant, and Equipment:
         At original cost, including $301,149,000 and
           $283,779,000 under construction                         $2 833 061         $2 803 811
         Accumulated depreciation                                    (975 357)          (962 623)
                                                                    1 857 704          1 841 188
  Investments and Other Assets:
         Allegheny Generating Company - common stock
           at equity                                                  102 025            102 830
         Other                                                          1 599              1 537
                                                                      103 624            104 367

  Current Assets:
         Cash and temporary cash investments                              397                565
         Accounts receivable:
           Electric service, net of $1,680,000 and
             $1,126,000 uncollectible allowance                       106 917             94 570
           Affiliated and other                                        21 527             22 372
         Notes receivable from affiliates                               3 700             24 900
         Materials and supplies - at average cost:
           Operating and construction                                  38 380             36 030
           Fuel                                                        31 378             32 892
         Prepaid taxes                                                 31 199             10 827
         Other                                                         11 602              7 127
                                                                      245 100            229 283

  Deferred Charges:
         Regulatory assets                                            332 073            331 755
         Unamortized loss on reacquired debt                           11 357             11 645
         Other                                                         27 932             26 525
                                                                      371 362            369 925

           Total Assets                                            $2 577 790         $2 544 763



CAPITALIZATION AND LIABILITIES:
  Capitalization:
         Common stock                                              $  425 994         $  425 994
         Other paid-in capital                                         55 687             55 687
         Retained earnings                                            419 242            412 288
                                                                      900 923            893 969

         Preferred stock - not subject to mandatory redemption        149 708            149 708
         Long-term debt                                               784 130            782 369
                                                                    1 834 761          1 826 046

  Current Liabilities:
         Accounts payable                                             105 689            105 493
         Accounts payable to affiliates                                 8 602              9 451
         Taxes accrued:
           Federal and state income                                    29 933             11 533
           Other                                                       11 329             22 823
         Interest accrued                                              13 272             13 855
         Other                                                         29 927             20 954
                                                                      198 752            184 109
  Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 54 876             55 524
         Deferred income taxes                                        432 504            424 000
         Regulatory liabilities                                        40 793             40 834
         Other                                                         16 104             14 250
                                                                      544 277            534 608
           Total Capitalization and Liabilities                    $2 577 790         $2 544 763

See accompanying notes to consolidated financial statements.

                                  -  5  -

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                   Consolidated Statement Of Cash Flows

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                         1994         1993
                                                                                       (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                                      $ 34 027      $ 27 647
         Depreciation                                                                   21 930        19 209
         Deferred investment credit and income taxes, net                               (6 823)       (1 288)
         Deferred power costs, net                                                       3 367          (429)
         Unconsolidated subsidiaries' dividends in
           excess of earnings                                                              843         1 176
         Allowance for other than borrowed funds used
           during construction                                                          (1 083)      (1 460)
         Changes in certain current assets and liabilities:
           Accounts receivable, net                                                    (11 502)      (6 981)
           Materials and supplies                                                         (836)         (20)
           Accounts payable                                                               (653)     (14 693)
           Taxes accrued                                                                 6 906        5 227
           Interest accrued                                                               (583)      (5 069)
         Other, net                                                                     (3 092)      (7 396)
                                                                                        42 501       15 923

CASH FLOWS FROM INVESTING:
         Construction expenditures                                                     (39 523)     (40 455)
         Allowance for other than borrowed
           funds used during construction                                                1 083        1 460
                                                                                       (38 440)     (38 995)

CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                                      1 644       62 535
         Deposit with trustee for redemption of long-term debt                           -         (61 500)
         Short-term debt, net                                                            -           9 800
         Notes receivable from affiliates                                               21 200      20 900
         Dividends on capital stock:
           Preferred stock                                                              (2 028)     (2 046)
           Common stock                                                                (25 045)    (20 487)
                                                                                        (4 229)      9 202


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                         (168)    (13 870)
Cash and Temporary Cash Investments at January 1                                           565      14 342
Cash and Temporary Cash Investments at March 31                                       $    397    $    472

Supplemental cash flow information:
         Cash paid during the quarter for:
           Interest (net of amount capitalized)                                       $ 13 830    $ 19 222
           Income taxes                                                                    739       1 823

See accompanying notes to consolidated financial statements.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                Notes to Consolidated Financial Statements

 1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

 2. The Consolidated Statement of Income reflects the results of past operations and is not intended as any representation as to future results. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

 3. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder.
         AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for AGC:

                                                                                                Three Months Ended
                                                                                                     March 31
                                                                                                  1994       1993
                                                                                               (Thousands of Dollars)

         Electric operating revenues                                                            $22 431       $23 423
         Operation and maintenance expense                                                        1 833         1 678
         Depreciation                                                                             4 236         4 226
         Taxes other than income taxes                                                            1 340         1 297
         Federal income taxes                                                                     3 513         3 404
         Interest charges                                                                         4 426         5 602
         Other income, net                                                                           (2)           (3)
         Net income                                                                             $ 7 085       $ 7 219

         The Company's share of the equity in earnings above was $3.2 million for each of the three months ended March 31, 1994 and 1993, and was included in other income, net, on the Consolidated Statement of Income.

4. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                                                Three Months Ended
                                                                                     March 31
                                                                                1994          1993
                       Number of Shares                                      22 361 586    17 361 586
                       Amount per Share                                           $1.12         $1.18

         Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

        Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations


        COMPARISON OF FIRST QUARTER OF 1994 WITH FIRST QUARTER 1993


CONSOLIDATED NET INCOME

                      Consolidated net income for the first quarter of 1994 was $34.0 million compared with $27.6 million for the corresponding 1993 period. The increase in consolidated net income for the first quarter of 1994 resulted from greater kilowatthour (kWh) sales to retail customers and a previously reported rate increase effective in May 1993, offset in part by increased maintenance, depreciation, and other expenses. Retail sales in the first quarter of 1994 were favorably affected by record-setting cold temperatures in January 1994.

SALES AND REVENUES

                      Retail kWh sales to residential, commercial, and industrial customers increased 8%, 6%, and 4% respectively. The increase in kWh sales to residential and commercial customers was primarily due to an increase in weather-related sales. In mid-January 1994, the coldest temperatures ever recorded in much of the Company's service territory resulted in heating degree days which were 48% over the prior January and 13% above normal. The increase in kWh sales to industrial customers occurred in almost all industrial groups. The 16% increase in revenues from retail customers resulted from the following:



                                                                             Change from Prior Periods
                                                                               (Millions of Dollars)

         Increased kWh sales                                                          $ 8.2
         Fuel and energy cost adjustment clauses (1)                                   12.3
         Rate changes (2)                                                              13.6
         Other                                                                          1.6
                                                                                      $35.7

         (1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

         (2) Reflects a base rate increase on an annual basis of about $61.6 million in Pennsylvania effective May 18, 1993, including $26.1 million for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990 (CAAA).

                      KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                              Three Months Ended
                                                                    March 31
                                                              1994          1993

KWh sales (in billions):
  From Company generation                                        .1           .2
  From purchased power                                          1.5          1.3
                                                                1.6          1.5
Revenues (in millions):
  From Company generation                                     $ 4.3        $ 5.5
  From sales of purchased power                                44.3         34.5
                                                              $48.6        $40.0

                Sales from Company generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduces the amount available for sale, and continuing price competition. Increased sales from purchased power were due to increased demand resulting primarily from reduced availability of eastern utilities' generation equipment. Most of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

OPERATING EXPENSES

                       Fuel expenses increased 2%, the net result of a 4% increase in average coal prices and a 2% decrease in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities, purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                            1994          1993
                                                                                           (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
      For resale to other utilities                                                         $39.3         $31.3
      From PURPA generation                                                                  15.8          13.6
      Other                                                                                   5.9           1.3
  Power exchanges, net                                                                        1.4           (.1)
Affiliated transactions:
  AGC capacity charges                                                                        9.8          10.5
  Energy and spinning reserve charges                                                         1.1           1.0
  Other affiliated capacity charges                                                            .2            .2
                                                                                            $73.5         $57.8

                The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The cost of power purchased for use by the Company, including power from PURPA generation and affiliated companies, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. As described under SALES AND REVENUES above, the increase in sales to retail customers combined with generating unit outages resulted in increased purchases from nonaffiliated utilities. The primary reason for the fluctuation in purchases for resale to nonaffiliated utilities is described under SALES AND REVENUES above.

                The increases in other operation expense resulted primarily from the timing of expenditures for increased participation in research and development activities of the Electric Power Research Institute, provisions for claims related to previously reported asbestos suits and a superfund site cleanup, and increased provisions for uncollectible accounts.

                Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul, the amount of work found necessary when equipment is dismantled, and outage requirements to comply with the CAAA.

                The increase in depreciation expense resulted primarily from a change in depreciation rates and net salvage amortization as a result of
the May 1993 rate order and additions to electric plant.   Because of the
increased levels of capital expenditures expected as a result of the CAAA and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years.

                The net increase of $4.1 million in federal and state income taxes resulted primarily from an increase in income before taxes and an increase in the federal income tax rate pursuant to the Revenue
Reconciliation Act of 1993 enacted in August 1993.

                The combined decrease of $.9 million in allowance for funds used during construction (AFUDC) reflects primarily an increase in the current recovery of carrying charges on CAAA expenditures in lieu of recording AFUDC.

                Interest on long-term debt decreased $1.3 million due primarily to interest savings from debt refinancings in 1993. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the Company.



LIQUIDITY AND CAPITAL RESOURCES

                The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31 1993, should be read with the following information.

                On March 31, 1994, the Company filed with the Pennsylvania Public Utility Commission for an increase in base rates of about $80 million in additional revenues on an annual basis. This increase, along with an additional rate increase request at the Federal Energy Regulatory Commission for wholesale customers, includes recovery of the remaining carrying charges on investment, depreciation, and all operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the Company will begin to receive additional revenues from these rate cases on or about the time it begins to incur additional depreciation and operating costs for the scrubbers to be placed in service on or before January 1, 1995.

                In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction program, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                As previously reported, Monongahela Power Company, an affiliated company, has been named as a defendant along with multiple other defendants in 1,430 pending asbestos cases involving multiple plaintiffs and the Company and its affiliates have been named as defendants along with multiple defendants in an additional 626 cases by multiple plaintiffs. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense and it is believed that more than half of the cases relate solely to non-affiliated defendants. The Company believes that the remaining cases involving the Company and its affiliates are without merit and that provisions for liabilities are such that these suits will not have a material effect on its financial position.

                As also previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a superfund site subject to cleanup. The Company believes that provisions for liabilities are such that costs incurred in connection with remediation efforts will not have a material effect on its financial position.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                  Part II--Other Information to Form 10-Q
                    for Quarter Ended March 31, 1994



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)           Date and kind of meeting

                       The annual meeting of shareholders was held at Greensburg Pennsylvania, on April 20, 1994. No proxies were solicited.

         (b)           Election of Directors:

                       The holder of all 22,361,586 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified.

                       Eleanor Baum
                       William L. Bennett
                       Klaus Bergman
                       Stanley I. Garnett, II
                       Phillip E. Lint
                       Edward H. Malone
                       Frank A. Metz, Jr.
                       Clarence F. Michalis *
                       Jay S. Pifer
                       Steven H. Rice
                       Gunnar E. Sarsten
                       Peter L. Shea
                       Peter J. Skrgic

                       * Resigned effective May 1, 1994.




ITEM 5.  OTHER INFORMATION

                On May 4, 1994, the Pennsylvania Public Utility Commission approved the Company's request to accrue post in-service carrying charges on the Harrison scrubbers and to defer related depreciation and operating and maintenance expenses until they are recognized in rates.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1994.

                                 Signature



                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WEST PENN POWER COMPANY

                                               C. V. BURKLEY

                                               C. V. Burkley, Comptroller
                                               (Chief Accounting Officer)


May 12, 1994