Form 10-Q
period 1994-06-30
WEST PENN POWER CO
filed 1994-08-11
CIK 105839

Page 1 of 13


                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549




               Quarterly Report Under Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934


For Quarter Ended June 30, 1994

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

        At August 10, 1994, 22,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                  Form 10-Q for Quarter Ended June 30, 1994



                                    Index
                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

   Consolidated statement of income -
     Three and six months ended June 30, 1994 and 1993                   3

   Consolidated balance sheet - June 30, 1994
     and December 31, 1993                                               4

   Consolidated statement of cash flows -
     Six months ended June 30, 1994 and 1993                             5

   Notes to consolidated financial statements                           6-7

   Management's discussion and analysis of financial
     condition and results of operations                                8-12



PART II--OTHER INFORMATION                                                13

                                               -  3  -


                       WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                               Consolidated Statement Of Income


                                              Three Months Ended        Six Months Ended
                                                   June 30               June 30
                                               1994       1993          1994        1993
                                                       (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
   Residential                             $ 85 685        $ 80 601         $202 610         $177 864
   Commercial                                49 406          45 468          103 950           92 644
   Industrial                                80 304          77 764          163 289          152 050
   Nonaffiliated utilities                   32 739          39 881           81 329           79 879
   Other, including affiliates               17 866          16 159           39 653           37 454
          Total Operating Revenues          266 000         259 873          590 831          539 891

OPERATING EXPENSES:
   Operation:
     Fuel                                    62 730          62 488          135 818          134 308
     Purchased power and exchanges, net      56 695          56 158          130 166          113 961
     Deferred power costs, net               (1 309)          3 077            2 058            2 648
     Other                                   34 950          33 812           71 303           65 619
   Maintenance                               28 846          25 181           59 176           49 624
   Depreciation                              22 370          19 915           44 300           39 124
   Taxes other than income taxes             20 391          21 617           44 303           45 091
   Federal and state income taxes             9 711           8 341           28 590           23 081
          Total Operating Expenses          234 384         230 589          515 714          473 456
          Operating Income                   31 616          29 284           75 117           66 435

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
     used during construction                 1 577           1 828            2 660            3 288
   Other income, net                          3 004           3 509            6 229            6 872
          Total Other Income and Deductions   4 581           5 337            8 889           10 160
          Income Before Interest Charges     36 197          34 621           84 006           76 595

INTEREST CHARGES:
   Interest on long-term debt                13 892          15 323           27 783           30 491
   Other interest                               510             411            1 046              720
   Allowance for borrowed funds used during
     construction                              (950)         (1 424)          (1 595)          (2 574)
          Total Interest Charges             13 452          14 310           27 234           28 637

          Consolidated Net Income          $ 22 745        $ 20 311         $ 56 772         $ 47 958



See accompanying notes to consolidated financial statements.


                                    -  4  -

                    WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                               Consolidated Balance Sheet

                                                     June 30      December 31
                                                     1994           1993
                                                      (Thousands of Dollars)
ASSETS
  Property, Plant, and Equipment:
   At original cost, including $334,575,000 and
     $283,779,000 under construction                  $2 879 875      $2 803 811
   Accumulated depreciation                             (989 638)       (962 623)
                                                       1 890 237       1 841 188
  Investments and Other Assets:
   Allegheny Generating Company - common stock
     at equity                                           101 078         102 830
   Other                                                   1 558           1 537
                                                         102 636         104 367

  Current Assets:
   Cash and temporary cash investments                       449             565
   Accounts receivable:
     Electric service, net of $2,209,000 and
       $1,126,000 uncollectible allowance                 91 785          94 570
     Affiliated and other                                 18 848          22 372
   Notes receivable from affiliates                        -              24 900
   Materials and supplies - at average cost:
     Operating and construction                           38 225          36 030
     Fuel                                                 39 153          32 892
   Prepaid taxes                                          24 149          10 827
   Other                                                  12 861           7 127
                                                         225 470         229 283

  Deferred Charges:
   Regulatory assets                                     332 396         331 755
   Unamortized loss on reacquired debt                    11 069          11 645
   Other                                                  27 875          26 525
                                                         371 340         369 925

     Total Assets                                     $2 589 683      $2 544 763



CAPITALIZATION AND LIABILITIES:
  Capitalization:
   Common stock                                       $  425 994      $  425 994
   Other paid-in capital                                  55 687          55 687
   Retained earnings                                     415 067         412 288
                                                         896 748         893 969

   Preferred stock - not subject to mandatory redemption 149 708         149 708
   Long-term debt                                        784 245         782 369
                                                       1 830 701       1 826 046
  Current Liabilities:
   Short-term debt                                        49 747           -
   Accounts payable                                       92 014         105 493
   Accounts payable to affiliates                          8 390          9 451
   Taxes accrued:
     Federal and state income                             11 010          11 533
     Other                                                11 044           22 823
   Interest accrued                                       13 861          13 855
   Other                                                  32 776          20 954
                                                         218 842         184 109
  Deferred Credits and Other Liabilities:
   Unamortized investment credit                          54 228          55 524
   Deferred income taxes                                 429 969         424 000
   Regulatory liabilities                                 39 719          40 834
   Other                                                  16 224          14 250
                                                         540 140         534 608
     Total Capitalization and Liabilities             $2 589 683      $2 544 763



See accompanying notes to consolidated financial statements.



                                        -  5  -

                   WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                          Consolidated Statement Of Cash Flows

                                                      Six Months Ended
                                                           June 30
                                                     1994           1993
                                                    (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
   Consolidated net income                          $ 56 772        $ 47 958
   Depreciation                                       44 300          39 124
   Deferred investment credit and income taxes, net   (9 552)         (5 041)
   Deferred power costs, net                           2 058           2 648
   Unconsolidated subsidiaries' dividends in
     excess of earnings                                1 832           2 234
   Allowance for other than borrowed funds used
            during construction                       (2 660)         (3 288)
   Changes in certain current assets and liabilities:
     Accounts receivable, net                          6 309           1 933
     Materials and supplies                           (8 456)          3 607
     Accounts payable                                (14 540)        (19 151)
     Taxes accrued                                   (12 302)         (8 813)
     Interest accrued                                      6            (387)
   Other, net                                          7 818           3 140
                                                      71 585          63 964

CASH FLOWS FROM INVESTING:
   Construction expenditures                         (96 659)       (106 315)
   Allowance for other than borrowed
     funds used during construction                    2 660           3 288
                                                     (93 999)       (103 027)

CASH FLOWS FROM FINANCING:
   Issuance of long-term debt                          1 644         253 674
   Retirement of long-term debt                           -         (107 248)
   Deposit with trustee for redemption of long-term debt  -           (144 166)
   Short-term debt, net                               49 747          47 000
   Notes receivable from affiliates                   24 900          20 900
   Dividends on capital stock:
     Preferred stock                                  (4 127)         (4 088)
     Common stock                                    (49 866)        (40 800)
                                                      22 298          25 272


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS       (116)        (13 791)
Cash and Temporary Cash Investments at January 1         565          14 342
Cash and Temporary Cash Investments at June 30      $    449        $    551

Supplemental cash flow information:
   Cash paid during the period for:
     Interest (net of amount capitalized)           $ 26 230        $ 28 880
     Income taxes                                     31 362          28 438


See accompanying notes to consolidated financial statements.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                Notes to Consolidated Financial Statements

   1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

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

 3. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder.
          AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for AGC:

                                    Three Months Ended     Six Months Ended
                                         June 30              June 30
                                      1994      1993         1994     1993
                                               (Thousands of Dollars)

Electric operating revenues             $21 869   $23 730    $44 300   $47 153
Operation and maintenance expense         1 444     1 963      3 277     3 641
Depreciation                              4 236     4 226      8 472     8 452
Taxes other than income taxes             1 528     1 302      2 868     2 599
Federal income taxes                      3 408     3 494      6 921     6 898
Interest charges                          4 487     5 357      8 913    10 959
Other income, net                            (5)      (90)        (7)      (93)
Net income                              $ 6 771   $ 7 478    $13 856   $14 697

          The Company's share of the equity in earnings above was $3.0 million and $3.4 million for the three months ended June 30, 1994 and 1993, respectively, and $6.2 million and $6.6 million for the six months ended June 30, 1994 and 1993, respectively. These amounts were included in other income, net, on the Consolidated Statement of Income.

 4. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                  1994                         1993
                           1st            2nd           1st             2nd
                           Quarter        Quarter       Quarter         Quarter

Number of Shares           22,361,586     22,361,586    17,361,586       17,361,586
Amount Per Share                $1.12          $1.11         $1.18            $1.17

          Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


       COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994
           WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1993


CONSOLIDATED NET INCOME

                       Consolidated net income for the second quarter and first six months of 1994 was $22.7 million and $56.8 million, respectively, compared with $20.3 million and $48.0 million for the corresponding 1993 periods. The increase in consolidated net income for the first six months of 1994 reflects revenue increases from retail customers due to a previously reported rate increase effective in May 1993 and greater kilowatthour (kWh) sales to retail customers. Earnings for the second quarter of 1994 also reflect increased retail revenues, but to a lesser extent because of more moderate weather in April and May 1994. Increased depreciation, maintenance, and other expenses continued in both periods.


SALES AND REVENUES

                       Retail kWh sales to residential and commercial customers increased .4%, and 3%, respectively, and to industrial customers decreased 2% for the second quarter. Retail kWh sales to residential, commercial, and industrial customers increased 5%, 5%, and 1% for the first six months, respectively. Record cold temperatures in mid-January 1994 contributing to first quarter 1994 residential and commercial kWh sales increases of 8% and 6%, respectively, were followed by milder temperatures and lower kWh sales in April and May 1994. Increases in residential sales caused by the June 1994 higher-than-normal temperatures will, to a substantial extent, be reflected in earnings in the third quarter after such sales have been billed to customers. The decrease in kWh sales to industrial customers in the second quarter of 1994 was due to decreased sales to primary metal customers resulting primarily from a 70-day strike, ending June 9, 1994, at the Company's largest industrial customer. The increase in kWh sales to industrial customers for the first six months resulted primarily from increased sales to paper and fabricated metals customers. The increases in revenues from retail customers resulted from the following:


                                                   Increase from Prior Periods
                                                    Quarter         Six Months
                                                        (Millions of Dollars)

          Increased kWh sales                       $  .8              $ 9.0
          Fuel and energy cost adjustment
            clauses (1)                               1.1               13.5
          Rate changes (2)                            9.2               22.7
          Other                                        .5                2.1
                                                    $11.6              $47.3

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

(2) Reflects a base rate increase on an annual basis of about $61.6 million in Pennsylvania effective May 18, 1993, including $26.1 million for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990 (CAAA).


                       KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                      Three Months Ended       Six Months Ended
                                            June 30                 June 30
                                      1994          1993       1994        1993

KWh sales (in billions):
  From Company generation               .2            .2         .3          .4
  From purchased power                  .7           1.1        2.2         2.5
                                        .9           1.3        2.5         2.9

Revenues (in millions):
  From Company generation            $ 4.3         $ 4.9     $  8.6      $ 10.4
  From sales of purchased power       28.4          35.0       72.7        69.5
                                     $32.7         $39.9     $ 81.3      $ 79.9

                       Sales from Company generation decreased because of growth of kWh sales to retail customers and generating unit outages, both of which reduce the amount available for sale, and continuing price competition. Sales from purchased power varies depending on the availability of eastern utilities' generating equipment, demand for energy, and competition. Most of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

OPERATING EXPENSES

                       Fuel expenses for the second quarter and the first six months of 1994 increased .4% and 1%, respectively, due primarily to increases in average coal prices, offset in part by decreases in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

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

                                   Three Months Ended        Six Months Ended
                                         June 30                  June 30
                                   1994          1993        1994        1993
                                              (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities     $ 25.0        $29.8      $ 64.2    $ 61.2
    From PURPA generation               16.7         14.0        32.5      27.7
    Other                                4.1          1.8        10.1       3.0
  Power exchanges, net                  (1.1)         (.9)         .4      (1.0)
Affiliated transactions:
   AGC capacity charges                  9.7         10.7        19.5      21.2
   Energy and spinning reserve
     charges                             2.1           .7         3.1       1.6
   Other affiliated capacity charges      .2           .1          .4        .3
                                      $ 56.7        $56.2      $130.2    $114.0

                       The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made.
The cost of power purchased for use by the Company, including power from PURPA generation and affiliated utilities, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. As described under SALES AND REVENUES above, the increase in sales to retail customers combined with generating unit outages resulted in increased purchases from nonaffiliated utilities. The primary reason for the fluctuation in purchases for resale to nonaffiliated utilities is also described under SALES AND REVENUES above. The increase in energy and spinning reserve charges was due to growth of kWh sales to retail customers and an increase in affiliated energy available because of energy purchased from a new PURPA project in 1993.

                       The increases in other operation expenses resulted primarily from previously reported asbestos suits and a superfund site cleanup, increased provisions for uncollectible accounts, an SEC-directed larger allocation of the Parent's corporate expenses for shareholder-related activities, and increases in salaries and wages and employee benefit costs, offset in part by a decrease in workers' compensation claims.

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

                       The increases in depreciation expense for the second quarter and first six months of 1994 resulted primarily from a change in depreciation rates and net salvage amortization as a result of the May 1993 rate order and additions to electric plant. Because of the increased levels of capital expenditures as a result of the CAAA and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years.

                       Taxes other than income taxes decreased $1.2 million and $.8 million for the second quarter and first six months of 1994, respectively, due primarily to decreased West Virginia Business and Occupation taxes due to lower generation within that state ($1.8 million and $3.1 million) offset in part by increases in gross receipts taxes resulting from higher revenues from retail customers ($.5 million and $2.1 million, respectively). The net increases of $1.4 and $5.5 million in federal and state income taxes for the second quarter and first six month periods, respectively, resulted primarily from an increase in income before taxes and an increase in the federal income tax rate pursuant to the Revenue Reconciliation Act of 1993 enacted in August 1993.

                       The combined decreases of $.7 million and $1.6 million in allowance for funds used during construction (AFUDC) for the second quarter and first six month periods, respectively, reflect increases in the current recovery of carrying charges on CAAA expenditures in lieu of recording AFUDC.

                       Interest on long-term debt decreased $1.4 million for the quarter and $2.7 million for the first six months due primarily to interest savings from debt refinancings in 1993. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of short-term debt and temporary investments maintained by the Company.


LIQUIDITY AND CAPITAL RESOURCES

                       The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993 should be read with the following information.

                       On March 31, 1994, the Company filed with the Pennsylvania Public Utility Commission for an increase in base rates of about $80 million in additional annual revenues. This increase, along with an additional rate increase request to be filed at the Federal Energy Regulatory Commission for wholesale customers, includes recovery of the remaining carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. It is expected that the Company will begin to receive additional revenues from these rate cases on or about the time it begins to incur additional depreciation and operating costs for the scrubbers to be placed in service on or before January 1, 1995.

                       On August 2, 1994, the Company sold $65 million of 30-year, 8-1/8% first mortgage bonds to repay outstanding short-term debt and for general corporate purposes.

                       On August 10, 1994, the Company issued $14.910 million of 6-3/4%, 30-year solid waste disposal revenue notes, the proceeds of which will be used on the Harrison Power Station scrubber project.

                       In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction program, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                       As previously reported, Monongahela Power Company, an affiliated company, is currently named as a defendant along with multiple other defendants in 1,625 pending asbestos cases involving multiple plaintiffs, including 195 new cases filed in the second quarter of 1994, and the Company and its affiliates have been named as defendants along with multiple defendants in an additional 627 cases by multiple plaintiffs. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense, and it is believed that more than half of the cases relate solely to other defendants. The Company believes that the remaining cases involving the Company are without merit and that provisions for liabilities are such that these suits will not have a material effect on its financial position.

                       The Company previously reported that the Environmental Protection Agency (EPA) had identified it and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternative it will use. The Company believes it has defenses to allegations of liability and intends to vigorously defend this matter.
Although it is not possible at this time to determine what costs, if any, the Company may incur, it has recorded provisions for liabilities based on the range of remediation cost estimates and its relative participation, along with its affiliates and the approximately 875 others. The Company believes that final resolution of this matter will not have a material effect on its financial position.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                  Part II - Other Information to Form 10-Q
                       for Quarter Ended June 30, 1994



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1994.




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

August 11, 1994