Form 10-Q
period 1994-09-30
WEST PENN POWER CO
filed 1994-11-14
CIK 105839

Page 1 of 13


                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549




               Quarterly Report Under Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934


For Quarter Ended September 30, 1994

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

        At November 10, 1994, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

               Form 10-Q for Quarter Ended September 30, 1994



                                  Index
                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

        Consolidated statement of income -
          Three and nine months ended September 30, 1994 and 1993        3

        Consolidated balance sheet - September 30, 1994
          and December 31, 1993                                          4

        Consolidated statement of cash flows -
          Nine months ended September 30, 1994 and 1993                  5

        Notes to consolidated financial statement                      6-7

        Management's discussion and analysis of financial
          condition and results of operations                         8-12



PART II--OTHER INFORMATION                                              13

                                                          -  3  -

                                     WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                             Consolidated Statement Of Income


                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30                      September 30
                                                                 1994         1993                 1994          1993
                                                                                 (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
   Residential                                                 $ 90 196        $ 90 436         $292 806         $268 300
   Commercial                                                    53 841          53 039          157 791          145 683
   Industrial                                                    83 645          78 942          246 934          230 992
   Nonaffiliated utilities                                       32 986          35 089          114 315          114 968
   Other, including affiliates                                   15 823          13 960           55 476           51 414
          Total Operating Revenues                              276 491         271 466          867 322          811 357

OPERATING EXPENSES:
   Operation:
     Fuel                                                        62 471          60 471          198 289          194 779
     Purchased power and exchanges, net                          58 567          58 515          188 733          172 476
     Deferred power costs, net                                      (43)           (111)           2 015            2 537
     Other                                                       35 052          32 242          106 355           97 861
   Maintenance                                                   26 683          25 681           85 859           75 305
   Depreciation                                                  21 957          21 107           66 257           60 231
   Taxes other than income taxes                                 21 752          21 908           66 055           66 999
   Federal and state income taxes                                13 635          15 178           42 225           38 259
          Total Operating Expenses                              240 074         234 991          755 788          708 447
          Operating Income                                       36 417          36 475          111 534          102 910

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
     used during construction                                     2 206             598            4 866            3 886
   Other income, net                                              3 131           3 388            9 360           10 260
          Total Other Income and Deductions                       5 337           3 986           14 226           14 146
          Income Before Interest Charges                         41 754          40 461          125 760          117 056

INTEREST CHARGES:
   Interest on long-term debt                                    14 855          14 328           42 638           44 819
   Other interest                                                   644             477            1 690            1 197
   Allowance for borrowed funds used during
     construction                                                (1 329)           (465)          (2 924)          (3 039)
          Total Interest Charges                                 14 170          14 340           41 404           42 977

          Consolidated Net Income                              $ 27 584        $ 26 121         $ 84 356         $ 74 079



See accompanying notes to consolidated financial statements.

                                     WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                                                Consolidated Balance Sheet

                                                                                         September 30         December 31
                                                                                             1994                1993
                                                                                           (Thousands of Dollars)
ASSETS
  Property, Plant, and Equipment:
          At original cost, including $367,140,000 and
            $283,779,000 under construction                                              $2 926 720           $2 803 811
          Accumulated depreciation                                                         (995 873)            (962 623)
                                                                                          1 930 847            1 841 188
  Investments and Other Assets:
          Allegheny Generating Company - common stock
            at equity      100 274                                                          102 830
          Other                                                                               1 516                1 537
                                                                                            101 790              104 367

  Current Assets:
          Cash and temporary cash investments                                                   408                  565
          Accounts receivable:
            Electric service, net of $2,519,000 and
              $1,126,000 uncollectible allowance                                             81 666               94 570
            Affiliated and other                                                             17 187               22 372
          Notes receivable from affiliates                                                    6 500               24 900
          Materials and supplies - at average cost:
            Operating and construction                                                       39 039               36 030
            Fuel                                                                             37 923               32 892
          Prepaid taxes                                                                      17 248               10 827
          Other                                                                              13 059                7 127
                                                                                            213 030              229 283

  Deferred Charges:
          Regulatory assets                                                                 343 864              331 755
          Unamortized loss on reacquired debt                                                10 782               11 645
          Other                                                                              24 306               26 525
                                                                                            378 952              369 925

            Total Assets                                                                 $2 624 619           $2 544 763



CAPITALIZATION AND LIABILITIES:
  Capitalization:
          Common stock                                                                   $  425 994           $  425 994
          Other paid-in capital                                                              55 687               55 687
          Retained earnings                                                                 421 040              412 288
                                                                                            902 721              893 969

          Preferred stock - not subject to mandatory redemption                             149 708              149 708
          Long-term debt                                                                    863 302              782 369
                                                                                          1 915 731            1 826 046

  Current Liabilities:
          Accounts payable                                                                   85 119              105 493
          Accounts payable to affiliates                                                      5 227                9 451
          Taxes accrued:
            Federal and state income                                                         13 920               11 533
            Other                                                                            14 537               22 823
          Interest accrued                                                                   14 338               13 855
          Other                                                                              30 909               20 954
                                                                                            164 050              184 109
  Deferred Credits and Other Liabilities:
          Unamortized investment credit                                                      53 583               55 524
          Deferred income taxes                                                             435 798              424 000
          Regulatory liabilities                                                             40 734               40 834
          Other                                                                              14 723               14 250
                                                                                            544 838              534 608
            Total Capitalization and Liabilities                                         $2 624 619           $2 544 763



See accompanying notes to consolidated financial statements.

                                     WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                           Consolidated Statement Of Cash Flows

                                                                                                Nine Months Ended
                                                                                                  September 30
                                                                                              1994           1993
                                                                                             (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
          Consolidated net income                                                        $ 84 356             $ 74 079
          Depreciation                                                                     66 257               60 231
          Deferred investment credit and income taxes, net                                (11 390)              (8 256)
          Deferred power costs, net                                                         2 015                2 537
          Unconsolidated subsidiaries' dividends in
            excess of earnings                                                              2 679                4 288
          Allowance for other than borrowed funds used
            during construction                                                            (4 866)              (3 886)
          Changes in certain current assets and liabilities:
            Accounts receivable, net                                                       18 089                7 217
            Materials and supplies                                                         (8 040)              17 697
            Accounts payable                                                              (24 598)             (14 892)
            Taxes accrued                                                                  (5 899)              (2 713)
            Interest accrued                                                                  483               (5 020)
          Other, net                                                                       13 031               14 027
                                                                                          132 117              145 309

CASH FLOWS FROM INVESTING:
          Construction expenditures                                                      (160 065)            (171 163)
          Allowance for other than borrowed
            funds used during construction                                                  4 866                3 886
                                                                                         (155 199)            (167 277)

CASH FLOWS FROM FINANCING:
          Issuance of long-term debt                                                       80 129              261 693
          Retirement of long-term debt                                                      -                 (226 199)
          Deposit with trustee for redemption of long-term debt                             -                  (25 215)
          Short-term debt, net                                                              -                   44 500
          Notes receivable from affiliates                                                 18 400               20 900
          Dividends on capital stock:
            Preferred stock                                                                (6 283)              (6 137)
            Common stock                                                                  (69 321)             (61 286)
                                                                                           22 925                8 256


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                            (157)             (13 712)
Cash and Temporary Cash Investments at January 1                                              565               14 342
Cash and Temporary Cash Investments at September 30                                      $    408             $    630

Supplemental cash flow information:
          Cash paid during the period for:
            Interest (net of amount capitalized)                                         $ 39 541             $ 47 397
            Income taxes                                                                   43 669               44 151


See accompanying notes to consolidated financial statements.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                 Notes to Consolidated Financial Statements

 1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1993 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

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

 3. On August 10, 1994, the Company issued $14.91 million of 6.75%, 30-year solid waste disposal revenue notes, the proceeds of which are being used on the Harrison Power Station scrubber project.

          On August 2, 1994, the Company issued $65 million of 8.125%, 30-year first mortgage bonds, the proceeds of which were used to repay outstanding short-term debt and for other corporate purposes.

 4. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder.
          AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, an unaffiliated utility. Following is a summary of income statement information for AGC:

                                                    Three Months Ended     Nine Months Ended
                                                       September 30          September 30
                                                                   1994           1993         1994     1993
                                                          (Thousands of Dollars)

          Electric operating revenues                             $22 337    $23 391    $66 637   $70 544
          Operation and maintenance expense                         1 653      1 312      4 930     4 953
          Depreciation                                              4 236      4 225     12 708    12 677
          Taxes other than income taxes                             1 399      1 298      4 267     3 897
          Federal income taxes                                      3 498      4 001     10 419    10 899
          Interest charges                                          4 467      5 199     13 380    16 158
          Other income, net                                            (3)        (9)       (10)     (102)
          Net income                                              $ 7 087    $ 7 365    $20 943   $22 062

          The Company's share of the equity in earnings above was $3.2 million and $3.3 million for the three months ended September 30, 1994 and 1993, respectively, and $9.4 million and $9.9 million for the nine months ended September 30, 1994 and 1993, respectively. These amounts were included in other income, net, on the Consolidated Statement of Income.

 5. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                           1994                           1993
                                   Number        Amount           Number         Amount
                                  of Shares     Per Share        of Shares      Per Share

          First Quarter           22 361 586         $1.12     17 361 586            $1.18
          Second Quarter          22 361 586         $1.11     17 361 586            $1.17
          Third Quarter           22 361 586         $ .87     17 361 586            $1.18

          Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

         Management's Discussion and Analysis of Financial Condition
                             and Results of Operations


    COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994
         WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1993


CONSOLIDATED NET INCOME

                     Consolidated net income for the third quarter and first nine months of 1994 was $27.6 million and $84.4 million, respectively, compared with $26.1 million and $74.1 million for the corresponding 1993 periods. The increase in consolidated net income for the first nine months of 1994 reflects revenue increases from retail customers due to a previously reported rate increase effective in May 1993 and greater kilowatthour (kWh) sales. KWh sales in the 1994 third quarter increased despite relatively cool weather, and were sufficient to offset increases in depreciation, maintenance, and other expenses.


SALES AND REVENUES

                       Retail kWh sales to residential, commercial, and industrial customers increased 1%, 2%, and 7% for the third quarter and increased 4%, 4%, and 3% for the first nine months, respectively. The increase in kWh sales to residential and commercial customers for the third quarter reflects growth in the number of customers, and for the first nine months was primarily due to variances in weather-related sales. Increased kWh sales in July 1994, reflecting additional temperature-related June sales billed in July, were offset by lower September sales. Moderate temperatures this summer resulted in cooling degree days in the third quarter 29% lower than during the corresponding 1993 quarter. Increases in kWh sales to industrial customers in the first nine months resulted primarily from increased sales to paper and fabricated metals customers. Increases in the third quarter occurred in most industrial groups. The increases in revenues from retail customers resulted from the following:



                                                             Increase from Prior Periods
                                                             Quarter         Nine Months
                                                               (Millions of Dollars)

          Increased kWh sales                                  $ 2.4               $11.7
          Fuel and energy cost adjustment
            clauses (1)                                          2.7                16.1
          Rate changes (2)                                        -                 22.5
          Other                                                   .2                 2.3
                                                               $ 5.3               $52.6

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

(2) Reflects a base rate increase on an annual basis of about $61.6 million in Pennsylvania effective May 18, 1993, including $26.1 million for recovery of carrying charges on costs to comply with the Clean Air Act Amendments of 1990 (CAAA).


                       KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                      Three Months Ended       Nine Months Ended
                                         September 30             September 30
                                      1994          1993       1994         1993

KWh sales (in billions):
  From Company generation               .1            -          .4           .4
  From purchased power                  .8           1.2        3.0          3.7
                                        .9           1.2        3.4          4.1

Revenues (in millions):
  From Company generation            $ 2.1         $  .4     $ 10.7       $ 10.8
  From sales of purchased power       30.9          34.7      103.6        104.2
                                     $33.0         $35.1     $114.3       $115.0


                       Sales from Company generation increased in the third quarter because of the decrease in weather-related kWh sales to retail customers and the availability of the Company's generating units. Sales from purchased power varies depending on the availability of eastern utilities' generating equipment, demand for energy, and competition. Most of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

OPERATING EXPENSES

                       Fuel expenses for the third quarter and the first nine months of 1994 increased 3% and 2%, respectively, due to an increase in kWh generated in the third quarter and increases in average coal prices in the first nine months. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

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

                                       Three Months Ended       Nine Months Ended
                                          September 30            September 30
                                       1994          1993       1994         1993
                                                  (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities      $27.5        $30.6     $ 91.7       $ 91.8
    From PURPA generation               16.4          8.8       48.9         36.4
    Other                                3.8          7.5       13.9         10.5
  Power exchanges, net                  (1.3)        (1.0)       (.9)        (2.0)
Affiliated transactions:
   AGC capacity charges                 10.0         10.6       29.5         31.8
   Energy and spinning reserve
     charges                             2.0          1.9        5.1          3.6
   Other affiliated capacity charges      .2           .1         .5           .4
                                       $58.6        $58.5     $188.7       $172.5

                       The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made.
The cost of power purchased for use by the Company, including power from PURPA generation and affiliated utilities, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. As described under SALES AND REVENUES above, the decrease in weather-related sales to retail customers, combined with the availability of Company's generating units and the requirement to purchase higher-priced PURPA generation, resulted in decreased purchases from nonaffiliated utilities in the third quarter. The primary reason for the fluctuation in purchases for resale to nonaffiliated utilities is also described under SALES AND REVENUES above.

                       The increases in other operation expenses resulted primarily from first quarter charges for previously reported asbestos suits and a Superfund site cleanup, increased provisions for uncollectible accounts, an SEC-directed larger allocation of the Parent's corporate expenses for shareholder-related activities, and increases in salaries and wages and employee benefit costs.

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

                       The increases in depreciation expense for the third quarter and first nine months of 1994 resulted primarily from a change in depreciation rates and net salvage amortization as a result of the May 1993 rate order and additions to electric plant. Because of the increased levels of capital expenditures as a result of the CAAA and the replacement of aging equipment at the Company's power stations, depreciation expense is expected to increase significantly over the next few years.

                       Taxes other than income taxes decreased $.2 million and $.9 million for the third quarter and first nine months of 1994, respectively, due primarily to decreased West Virginia Business and Occupation taxes and a prior period adjustment, offset in part by increases in gross receipts taxes resulting from higher revenues from retail customers. The variances in federal and state income taxes for the third quarter and first nine months resulted primarily from changes in income before taxes.

                       The combined increase of $2.5 million in allowance for funds used during construction (AFUDC) for the third quarter resulted primarily from a prior period adjustment recorded in 1993.

                       Interest on long-term debt decreased $2.2 million for the first nine months due primarily to interest savings from debt refinancings in 1993. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of short-term debt and temporary investments maintained by the Company.


LIQUIDITY AND CAPITAL RESOURCES

                       The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1993, should be read with the following information.

                       On March 31, 1994, the Company filed with the Pennsylvania Public Utility Commission (PUC) for an increase in retail base rates of about $80.1 million in additional annual revenues. On October 28, 1994, the PUC Administrative Law Judge (ALJ) recommended that the Company receive $43.8 (less $2.1 million for wholesale customers) million of the requested increase in base rates. The Company plans to file exceptions to the ALJ's recommendation. This increase, along with an additional rate increase for wholesale customers, includes recovery of the remaining carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the CAAA, and other increasing levels of expenses. The Company will begin to record additional depreciation and operating costs for the Harrison Power Station scrubbers when it begins to receive additional revenues from these rate cases.

                       On October 3, 1994, the Company sold 2 million shares of its no par value common stock to its parent, Allegheny Power System, Inc. for a total of $40 million.

                       In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction program, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                       As previously reported, Monongahela Power Company, an affiliated company, has been named as a defendant along with multiple other defendants in 1,625 pending asbestos cases involving multiple plaintiffs, and the Company and its affiliates have been named as defendants along with multiple defendants in an additional 718 cases by multiple plaintiffs, including 91 new cases filed in the third quarter of 1994. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense, and it is believed that more than half of the cases relate solely to other defendants. The Company believes that the remaining cases involving the Company are without merit and that provisions for liabilities and insurance recoveries are such that these suits will not have a material effect on its financial position.

                       The Company previously reported that the Environmental Protection Agency (EPA) had identified it and its affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A Remedial Investigation/Feasibility Study prepared by the EPA indicates remedial alternatives which range as high as $113 million, to be shared by all responsible parties. The EPA has not yet selected which remedial alternative it will use. The Company believes it has defenses to allegations of liability and intends to vigorously defend this matter. Although it is not possible at this time to determine what costs, if any, the Company may incur, it has recorded provisions for liabilities based on the range of remediation cost estimates and its relative participation, along with its affiliates and the approximately 875 others. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of this matter will not have a material effect on its financial position.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                  Part II - Other Information to Form 10-Q
                     for Quarter Ended September 30, 1994



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) On August 2, 1994, the Company filed a report on Form 8-K including exhibits consisting of a Supplemental Indenture dated as of August 1, 1994, and statements on the computation in support of ratio of earnings to fixed charges.




                                  Signature

                       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WEST PENN POWER COMPANY



                                          /s/ C. V. BURKLEY
                                              C. V. Burkley, Comptroller
                                              (Chief Accounting Officer)

November 10, 1994