Form 10-Q
period 1995-03-31
WEST PENN POWER CO
filed 1995-05-12
CIK 105839

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549




              Quarterly Report Under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934


For Quarter Ended March 31, 1995

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

        At May 12, 1995, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

                              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                      Form 10-Q for Quarter Ended March 31, 1995



                                                         Index
                                                                    Page
                                                                     No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three months ended March 31, 1995 and 1994                        3

  Consolidated balance sheet - March 31, 1995
   and December 31, 1994                                              4

  Consolidated statement of cash flows -
    Three months ended March 31, 1995 and 1994                        5

  Notes to consolidated financial statements                          6

  Management's discussion and analysis of financial
    condition and results of operations                              7-9



PART II--OTHER INFORMATION                                          10-11

                             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                           Consolidated Statement Of Income

                                                                                Three Months Ended
                                                                                     March 31
                                                                               1995            1994
                                                                              (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
  Residential                                                               $113 500         $114 767
  Commercial                                                                  57 069           53 866
  Industrial                                                                  91 226           82 042
  Nonaffiliated utilities                                                     42 879           48 589
  Other, including affiliates                                                 21 117           21 787
         Total Operating Revenues                                            325 791          321 051

OPERATING EXPENSES:
  Operation:
    Fuel                                                                      63 981           73 088
    Purchased power and exchanges, net                                        69 742           73 472
    Deferred power costs, net                                                  7 790            2 107
    Other                                                                     34 149           36 354
  Maintenance                                                                 28 167           30 330
  Depreciation                                                                28 726           21 929
  Taxes other than income taxes                                               22 701           23 746
  Federal and state income taxes                                              20 644           17 887
         Total Operating Expenses                                            275 900          278 913
         Operating Income                                                     49 891           42 138

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                                     818            1 083
  Other income, net                                                            2 328            3 225
         Total Other Income and Deductions                                     3 146            4 308
         Income Before Interest Charges                                       53 037           46 446

INTEREST CHARGES:
  Interest on long-term debt                                                  15 509           13 891
  Other interest                                                                 632              535
  Allowance for borrowed funds used during
    construction                                                                (516)            (645)
         Total Interest Charges                                               15 625           13 781

         Consolidated Income Before Cumulative Effect
           of Accounting Change                                               37 412           32 665
         Cumulative Effect of Accounting Change, net                           -               19 031

         Consolidated Net Income                                            $ 37 412         $ 51 696

See accompanying notes to consolidated financial statements.

                                                        -  4  -
                             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                                              Consolidated Balance Sheet

                                                                                       March 31            December 31
                                                                                          1995                1994
                                                                                           (Thousands of Dollars)
ASSETS
  Property, Plant, and Equipment:
         At original cost, including $120,003,000 and
           $103,514,000 under construction                                            $3 032 410           $3 013 777
         Accumulated depreciation                                                     (1 026 362)          (1 009 565)
                                                                                       2 006 048            2 004 212
  Investments and Other Assets:
         Allegheny Generating Company - common stock
           at equity                                                                      99 157              100 228
         Other                                                                             1 330                1 474
                                                                                         100 487              101 702

  Current Assets:
         Cash and temporary cash investments                                                 299                  345
         Accounts receivable:
           Electric service, net of $8,200,000 and
             $8,267,000 uncollectible allowance                                          121 339              119 020
           Affiliated and other                                                           14 823               11 862
         Notes receivable from affiliates                                                  -                    1 000
         Materials and supplies - at average cost:
           Operating and construction                                                     40 727               39 922
           Fuel                                                                           39 290               38 205
         Deferred income taxes                                                            13 263               12 538
         Prepaid taxes                                                                    34 381               11 100
         Other                                                                             4 720                1 425
                                                                                         268 842              235 417

  Deferred Charges:
         Regulatory assets                                                               364 307              364 473
         Unamortized loss on reacquired debt                                              10 206               10 494
         Other                                                                            16 347               15 560
                                                                                         390 860              390 527

           Total Assets                                                               $2 766 237           $2 731 858



CAPITALIZATION AND LIABILITIES:
  Capitalization:
         Common stock                                                                 $  465 994           $  465 994
         Other paid-in capital                                                            55 687               55 687
         Retained earnings                                                               446 054              433 801
                                                                                         967 735              955 482

         Preferred stock - not subject to mandatory redemption                           149 708              149 708
         Long-term debt                                                                  836 551              836 426
                                                                                       1 953 994            1 941 616

  Current Liabilities:
         Short-term debt                                                                  20 197                -
         Long-term debt due within one year                                               27 000               27 000
         Accounts payable                                                                 83 204              107 792
         Accounts payable to affiliates                                                    4 264                6 477
         Taxes accrued:
           Federal and state income                                                       31 810                9 217
           Other                                                                          10 764               20 637
         Interest accrued                                                                 14 324               16 475
         Other                                                                            29 132               24 028
                                                                                         220 695              211 626
  Deferred Credits and Other Liabilities:
         Unamortized investment credit                                                    52 301               52 946
         Deferred income taxes                                                           476 388              471 515
         Regulatory liabilities                                                           39 024               39 881
         Other                                                                            23 835               14 274
                                                                                         591 548              578 616
           Total Capitalization and Liabilities                                       $2 766 237           $2 731 858



See accompanying notes to consolidated financial statements.

                              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                         Consolidated Statement Of Cash Flows

                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                             1995           1994
                                                                                           (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                                      $ 37 412             $ 51 696
         Depreciation                                                                   28 726               21 929
         Deferred investment credit and income taxes, net                                2 230               (7 814)
         Deferred power costs, net                                                       7 790                2 107
         Unconsolidated subsidiaries' dividends in
           excess of earnings                                                            1 117                  843
         Allowance for other than borrowed funds used
           during construction                                                            (818)              (1 083)
         Cumulative effect of accounting change
           before income taxes                                                            -                 (32 891)
         Changes in certain current assets and liabilities:
           Accounts receivable, net, excluding cumulative
             effect of accounting change                                                (5 280)              (8 983)
           Materials and supplies                                                       (1 890)                (836)
           Accounts payable                                                            (26 801)                (653)
           Taxes accrued                                                                12 720               20 601
           Interest accrued                                                             (2 151)                (583)
         Other, net                                                                    (17 708)              (1 832)
                                                                                        35 347               42 501

CASH FLOWS FROM INVESTING:
         Construction expenditures                                                     (32 249)             (39 523)
         Allowance for other than borrowed
           funds used during construction                                                  818                1 083
                                                                                       (31 431)             (38 440)

CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                                      -                    1 644
         Short-term debt, net                                                           20 197                -
         Notes receivable from affiliates                                                1 000               21 200
         Dividends on capital stock:
           Preferred stock                                                              (2 259)              (2 028)
           Common stock                                                                (22 900)             (25 045)
                                                                                        (3 962)              (4 229)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                          (46)                (168)
Cash and Temporary Cash Investments at January 1                                           345                  565
Cash and Temporary Cash Investments at March 31                                       $    299             $    397

Supplemental cash flow information:
         Cash paid during the quarter for:
           Interest (net of amount capitalized)                                       $ 17 200             $ 13 830
           Income taxes                                                                   -                     739

See accompanying notes to consolidated financial statements.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                Notes to Consolidated Financial Statements

 1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

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

 3. Earnings for the first quarter of 1994 have been restated to reflect retroactively the cumulative effect of an accounting change adopted in January 1994 to record unbilled revenues.

 4. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder.
         AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                                                    Three Months Ended
                                                                                        March 31
                                                                                   1995           1994
                                                                                 (Thousands of Dollars)

         Electric operating revenues                                           $22 096          $22 431
         Operation and maintenance expense                                       1 796            1 833
         Depreciation                                                            4 224            4 236
         Taxes other than income taxes                                           1 299            1 340
         Federal income taxes                                                    3 223            3 513
         Interest charges                                                        4 985            4 426
         Other income, net                                                       -                   (2)
         Net income                                                            $ 6 569          $ 7 085

         The Company's share of the equity in earnings above was $3.0 million and $3.2 million for the three months ended March 31, 1995 and 1994, respectively, and was included in other income, net, on the Consolidated Statement of Income.

 5. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                                            Three Months Ended
                                                                                March 31
                                                                            1995          1994
                      Number of Shares                                   24 361 586    22 361 586
                      Amount per Share                                         $.94         $1.12

         Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


      COMPARISON OF FIRST QUARTER OF 1995 WITH FIRST QUARTER OF 1994


CONSOLIDATED NET INCOME

                       Consolidated net income for the first quarter of 1995 was $37.4 million compared with $32.7 million for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues. Increased retail revenues in the first quarter of 1995, resulting from a previously reported rate increase, more than offset the effect of a decrease in retail sales due to mild weather.

SALES AND REVENUES

                       Retail kilowatthour (kWh) sales to residential customers decreased 8%, to commercial customers remained unchanged, and to industrial customers increased 7%. The decrease in kWh sales to residential customers was primarily due to a decrease in weather-related sales. Mild temperatures in the first quarter of 1995 resulted in heating degree days 7% below normal, as compared to some of the coldest temperatures ever recorded in much of the Company's service territory during the first quarter of 1994. The increase in kWh sales to industrial customers was primarily due to higher sales to iron and steel, fabricated metals, and paper customers. The 4% increase in revenues from retail customers resulted from the following:


                                                                             Change from Prior Period
                                                                                     (Millions of Dollars)

         Decreased kWh sales                                                                    $(2.1)
         Fuel and energy cost adjustment clauses (1)                                              (.9)
         Rate increases (2)                                                                      13.6
         Other                                                                                     .5
                                                                                                $11.1


         (1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

         (2) Reflects a rate increase on an annual basis of $55.5 million in Pennsylvania effective December 31, 1994. This increase included recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the Clean Air Act Amendments of 1990 (CAAA), and other increasing levels of expense.

         KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                                               Three Months Ended
                                                                                    March 31
                                                                               1995               1994

KWh sales (in billions):
  From Company generation                                                         .1                .1
  From purchased power                                                           1.4               1.5
                                                                                 1.5               1.6

Revenues (in millions):
  From Company generation                                                      $ 1.6             $ 4.3
  From sales of purchased power                                                 41.3              44.3
                                                                               $42.9             $48.6

                       Decreased sales to nonaffiliated utilities resulted primarily from decreased demand, continuing price competition, and generating unit outages which reduced the amount available for sale. Most of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

OPERATING EXPENSES

                       Fuel expenses decreased 12%, the result of a 9% decrease in average coal prices and a 3% decrease in kWh generated. The reduced average coal prices are expected to continue as a result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                       "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                                                                 Three Months Ended
                                                                                      March 31
                                                                                 1995          1994
                                                                               (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                                              $36.3            $39.3
    From PURPA generation                                                       16.6             15.8
    Other                                                                        4.4              5.9
  Power exchanges, net                                                           1.7              1.4
Affiliated transactions:
   AGC capacity charges                                                          9.6              9.8
   Energy and spinning reserve charges                                            .9              1.1
   Other affiliated capacity charges                                              .2               .2
                                                                               $69.7            $73.5

                       The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. Purchases from PURPA generation may increase in future years if the Pennsylvania Public Utility Commission (PUC) and the Pennsylvania courts continue to require the Company to buy power from an independent developer, Washington Power Company, LP. The Company's petition to the Federal Energy Regulatory Commission (FERC) to prevent the PUC from taking such action has been denied. The Company has joined with other utilities to support efforts to repeal those sections of PURPA that require the Company to purchase power from nonutility generators at long-term, fixed prices. The cost of power and capacity purchased for use by the Company, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income.

                       The decrease in other operation expense resulted primarily from a decrease in transmission service charges and environmental liabilities recorded in the first quarter of 1994, offset in part by increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994.

                       Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when equipment is dismantled.

                       The increase in depreciation expense was due to additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994, and an increase in depreciation rates concurrent with the Pennsylvania base rate increase effective on December 31, 1994.

                       Taxes other than income taxes decreased $1.0 million primarily from decreases in property taxes. West Virginia Business and Occupation taxes (B&O taxes) are expected to decrease in future years due to an amendment to the B&O tax recently enacted by the State of West Virginia effective June 1, 1995, which reduces the Company's tax liability. The net increase of $2.8 million in federal and state income taxes resulted primarily from an increase in income before taxes.

                       Interest on long-term debt increased $1.6 million due primarily to new security issues in 1994. The Company used the proceeds from these issues for general corporate purposes and to finance capital expenditures for the CAAA. Fluctuations in other interest expense as well as other income, net, reflect changes in the levels of temporary investments and short-term debt maintained by the Company.


LIQUIDITY AND CAPITAL RESOURCES

                       The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the following information.

                       In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

                       As previously reported, Monongahela Power Company, an affiliated company, has been named as a defendant along with multiple other defendants in 2,016 pending asbestos cases involving one or more plaintiffs, and the Company and its affiliates have been named as defendants along with multiple other defendants in an additional 750 cases by one or more plaintiffs, including 425 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on its financial position.

                       In March 1995, the FERC published a Notice of
Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company is currently examining the effects of the NOPR on the System and the entire electric utility industry, and plans to submit comments to the FERC.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                 Part II - Other Information to Form 10-Q
                     for Quarter Ended March 31, 1995


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)           Date and kind of meeting

                       The annual meeting of shareholders was held at Greensburg, Pennsylvania on April 19, 1995. No proxies were solicited.

         (b)           Election of Directors:

                       The holder of all 24,361,586 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified.

                       Eleanor Baum
                       William L. Bennett
                       Klaus Bergman
                       Stanley I. Garnett, II
                       Wendell F. Holland
                       Phillip E. Lint
                       Edward H. Malone
                       Frank A. Metz, Jr.
                       Alan J. Noia
                       Jay S. Pifer
                       Steven H. Rice
                       Gunnar E. Sarsten
                       Peter L. Shea
                       Peter J. Skrgic

ITEM 5.  OTHER INFORMATION

                       On May 2, 1995, Washington Power Company, LP, the developer of the Burgettstown PURPA project, filed suit in federal court in the Western District of Pennsylvania against the Company, Allegheny Power System, Inc., and Allegheny Power Service Corporation alleging antitrust violations, unfair competition, breach of contract and intentional interference with a contract. The lawsuit seeks recovery of lost profits and out-of-pocket costs as well as treble and punitive damages. The companies cannot predict the outcome of this proceeding. In May 1995, the complaint filed in November 1994 by Washington Power Company, LP against the Company in the Court of Common Pleas of Washington County, Pennsylvania, was dismissed without prejudice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)           Exhibits

                       27  Financial Data Schedule

         (b) On February 15, 1995, the Company filed a Form 8-K containing an Employment Contract for Jay S. Pifer.

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

May 12, 1995