Form 10-Q
period 1995-06-30
WEST PENN POWER CO
filed 1995-08-11
CIK 105839

Page 1 of 13


                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549




              Quarterly Report Under Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995

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

        At August 11, 1995, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which is held by Allegheny Power System, Inc., the Company's parent.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                 Form 10-Q for Quarter Ended June 30, 1995



                                        Index
                                                                   Page
                                                                   No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and six months ended June 30, 1995 and 1994                3

  Consolidated balance sheet - June 30, 1995
    and December 31, 1994                                            4

  Consolidated statement of cash flows -
    Six months ended June 30, 1995 and 1994                          5

  Notes to consolidated financial statements                         6-7

  Management's discussion and analysis of financial
    condition and results of operations                              8-12



PART II--OTHER INFORMATION                                           13

                                                        -  3  -

                                   WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                           Consolidated Statement Of Income


                                                              Three Months Ended               Six Months Ended
                                                                    June 30                         June 30
                                                               1995          1994              1995          1994
                                                         (Thousands of Dollars)
ELECTRIC OPERATING REVENUES:
  Residential                                                $ 86 974       $ 84 512         $200 474        $199 279
  Commercial                                                   51 627         49 037          108 696         102 903
  Industrial                                                   87 773         79 791          178 999         161 833
  Nonaffiliated utilities                                      38 370         32 739           81 249          81 328
  Other, including affiliates                                  17 344         17 867           38 461          39 654
         Total Operating Revenues                             282 088        263 946          607 879         584 997

OPERATING EXPENSES:
  Operation:
    Fuel                                                       54 121         62 730          118 102         135 818
    Purchased power and exchanges, net                         65 191         56 695          134 933         130 167
    Deferred power costs, net                                   1 899     (1 994)               9 689             113
    Other                                                      34 554         34 948           68 703          71 302
  Maintenance                                                  26 743         28 847           54 910          59 177
  Depreciation                                                 28 974         22 370           57 700          44 299
  Taxes other than income taxes                                21 743         20 301           44 444          44 047
  Federal and state income taxes                               12 082          9 172           32 726          27 059
         Total Operating Expenses                             245 307        233 069          521 207         511 982
         Operating Income                                      36 781         30 877           86 672          73 015

OTHER INCOME AND DEDUCTIONS:
  Allowance for other than borrowed funds
    used during construction                                      364          1 578            1 182           2 661
  Other income, net                                             3 583          3 003            5 911           6 228
         Total Other Income and Deductions                      3 947          4 581            7 093           8 889
         Income Before Interest Charges                        40 728         35 458           93 765          81 904

INTEREST CHARGES:
  Interest on long-term debt                                   15 880         13 892           31 389          27 783
  Other interest                                                  842            510            1 474           1 045
  Allowance for borrowed funds used during
    construction                                                 (607)          (950)          (1 123)         (1 595)
         Total Interest Charges                                16 115         13 452           31 740          27 233

  Consolidated Income before Cumulative
         Effect of Accounting Change                           24 613         22 006           62 025          54 671
  Cumulative Effect of Accounting
         Change, net                                                0              0                0          19 031
         Consolidated Net Income                             $ 24 613       $ 22 006         $ 62 025        $ 73 702



See accompanying notes to consolidated financial statements.

                                                        -  4  -
                                   WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                                              Consolidated Balance Sheet

                                                                                        June 30            December 31
                                                                                          1995                1994
                                                                                           (Thousands of Dollars)
ASSETS
  Property, Plant, and Equipment:
         At original cost, including $116,761,000 and
           $103,514,000 under construction                                            $3 053 150           $3 013 777
         Accumulated depreciation                                                     (1 037 818)          (1 009 565)
                                                                                       2 015 332            2 004 212
  Investments and Other Assets:
         Allegheny Generating Company - common stock
           at equity                                                                      98 321              100 228
         Other                                                                             1 287                1 474
                                                                                          99 608              101 702

  Current Assets:
         Cash and temporary cash investments                                                 304                  345
         Accounts receivable:
           Electric service, net of $8,383,000 and
             $8,267,000 uncollectible allowance                                          122 136              119 020
           Affiliated and other                                                           10 508               11 862
         Notes receivable from affiliates                                                 23 800                1 000
         Materials and supplies - at average cost:
           Operating and construction                                                     40 619               39 922
           Fuel                                                                           39 615               38 205
         Deferred income taxes                                                            12 172               12 538
         Prepaid taxes                                                                    27 619               11 100
         Other                                                                             4 865                1 425
                                                                                         281 638              235 417

  Deferred Charges:
         Regulatory assets                                                               364 036              364 473
         Unamortized loss on reacquired debt                                              12 888               10 494
         Other                                                                            19 265               15 560
                                                                                         396 189              390 527

           Total Assets                                                               $2 792 767           $2 731 858



CAPITALIZATION AND LIABILITIES:
  Capitalization:
         Common stock                                                                 $  465 994           $  465 994
         Other paid-in capital                                                            55 687               55 687
         Retained earnings                                                               445 322              433 801
                                                                                         967 003              955 482

         Preferred stock - not subject to mandatory redemption                            79 708              149 708
         Long-term debt                                                                  906 583              836 426
                                                                                       1 953 294            1 941 616
  Current Liabilities:
         Long-term debt and preferred stock
           due within one year                                                            97 000               27 000
         Accounts payable                                                                 75 156              107 792
         Accounts payable to affiliates                                                    7 938                6 477
         Taxes accrued:
           Federal and state income                                                       10 947                9 217
           Other                                                                           9 897               20 637
         Interest accrued                                                                 16 407               16 475
         Other                                                                            25 961               24 028
                                                                                         243 306              211 626
  Deferred Credits and Other Liabilities:
         Unamortized investment credit                                                    51 656               52 946
         Deferred income taxes                                                           479 190              471 515
         Regulatory liabilities                                                           37 442               39 881
         Other                                                                            27 879               14 274
                                                                                         596 167              578 616
           Total Capitalization and Liabilities                                       $2 792 767           $2 731 858



See accompanying notes to consolidated financial statements.

                                                        -  5  -

                                   WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                         Consolidated Statement Of Cash Flows

                                                                                          Six Months Ended
                                                                                               June 30
                                                                                         1995           1994
                                                                                       (Thousands of Dollars)

CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                                      $ 62 025             $ 73 702
         Depreciation                                                                   57 700               44 299
         Deferred investment credit and income taxes, net                                4 206              (11 083)
         Deferred power costs, net                                                       9 689                  113
         Unconsolidated subsidiaries' dividends in
           excess of earnings                                                            1 997                1 832
         Allowance for other than borrowed funds used
           during construction                                                          (1 182)              (2 661)
         Cumulative effect of accounting change before
           income taxes                                                                    -                (32 891)
         Changes in certain current assets and liabilities:
           Accounts receivable, net, excluding cumulative
             effect of accounting change                                                (1 762)              10 197
           Materials and supplies                                                       (2 107)              (8 456)
           Accounts payable                                                            (31 175)             (14 540)
           Taxes accrued                                                                (9 010)               1 302
           Interest accrued                                                                (68)                   6
         Other, net                                                                    (12 293)               9 764
                                                                                        78 020               71 584

CASH FLOWS FROM INVESTING:
         Construction expenditures                                                     (70 752)             (96 659)
         Allowance for other than borrowed
           funds used during construction                                                1 182                2 661
                                                                                       (69 570)             (93 998)

CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                                    143 700                1 644
         Retirement of long-term debt                                                  (78 888)                 -
         Short-term debt, net                                                              -                 49 747
         Notes receivable from affiliates                                              (22 800)              24 900
         Dividends on capital stock:
           Preferred stock                                                              (4 460)              (4 127)
           Common stock                                                                (46 043)             (49 866)
                                                                                        (8 491)              22 298


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                          (41)                (116)
Cash and Temporary Cash Investments at January 1                                           345                  565
Cash and Temporary Cash Investments at June 30                                        $    304             $    449

Supplemental cash flow information:
         Cash paid during the period for:
           Interest (net of amount capitalized)                                       $ 30 570             $ 26 230
           Income taxes                                                                 26 467               31 362


See accompanying notes to consolidated financial statements.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                Notes to Consolidated Financial Statements

 1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

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

 3. Earnings for the 1994 periods have been restated to reflect retroactively the effect of an accounting change adopted as of January 1994 to record unbilled revenues.

 4. The Company issued $30 million of 7.75% Series MM, 30-year first mortgage bonds in May 1995 to refund $30 million of 9% Series EE due 2019. In June 1995, the Company issued $31.5 million of 6.15%, 20-year pollution control revenue notes, to refund $11.5 million of 6.95% Series B due 2003 and $20 million of 7% Series B due 2008, and issued $15.4 million of 6.05% Series G 19-year pollution control revenue notes to refund $15.4 million of 9.375% Series E due 2014. The Company also issued $70 million of 8% Junior Subordinated Deferrable Interest Debentures in June 1995 to replace the following issues of preferred stock: $10 million of $7.00 Series D, $10 million of $7.12 Series E, $10 million of $7.60 Series H, $10 million of $7.64 Series I, $10 million of $8.08 Series G, and $20 million of $8.20 Series J.

         The Series B pollution control revenue notes will be refunded in July 1995 but have been extinguished as of the June 30, 1995, balance sheet because funds have been placed in an irrevocable trust to satisfy the obligation.

 5. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder.
         AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:


                                                        -  7  -



                                                            Three Months Ended             Six Months Ended
                                                                  June 30                        June 30
                                                            1995          1994             1995        1994
                                                       (Thousands of Dollars)

         Electric operating revenues                        $22 061         $21 869        $44 157      $44 300
         Operation and maintenance expense                    1 571           1 444          3 367        3 277
         Depreciation    4 224                                4 236           8 448          8 472
         Taxes other than income taxes                        1 248           1 528          2 547        2 868
         Federal income taxes                                 3 502           3 408          6 725        6 921
         Interest charges                                     4 432           4 487          9 417        8 913
         Other income, net                                       (9)             (5)            (9)          (7)
         Net income                                         $ 7 093         $ 6 771        $13 662      $13 856

         The Company's share of the equity in earnings above was $3.2 million and $3.0 million for the three months ended June 30, 1995 and 1994, respectively, and $6.1 million and $6.2 million for the six months ended June 30, 1995 and 1994, respectively, and was included in other income, net, on the Consolidated Statement of Income.

 6. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                               1995                         1994
                                         1st            2nd           1st            2nd
                                       Quarter        Quarter       Quarter        Quarter

         Number of Shares             24,361,586     24,361,586     22,361,586      22,361,586
         Amount Per Share                   $.94           $.95          $1.12           $1.11

         Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

        Management's Discussion and Analysis of Financial Condition
                               and Results of Operations


      COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994


CONSOLIDATED NET INCOME

                      Consolidated net income for the second quarter and first six months of 1995 was $24.6 million and $62.0 million, respectively, compared with $22.0 million and $54.7 million for the corresponding 1994 periods, before the cumulative effect of an accounting change to record unbilled revenues.

                      The increase in consolidated net income for the second quarter and in consolidated income before cumulative effect of accounting change for the first six months of 1995 reflects increased retail revenues resulting primarily from a previously reported rate increase and also in the quarter from greater kilowatthour (kWh) sales to retail customers. The increased retail revenues in the 1995 periods more than offset increases in depreciation, interest, and other expenses.


SALES AND REVENUES

                      Retail kWh sales to commercial and industrial customers in the second quarter increased 1% and 10%, respectively, and to residential customers decreased 2%. In the first six months, retail kWh sales to commercial and industrial customers increased 1% and 8%, respectively, and
to residential customers decreased 5%.     Milder weather in the second
quarter and first six months of 1995 as compared to some of the coldest temperatures ever recorded in much of the Company's service territory during the first quarter of 1994 resulted in reduced residential kWh sales. The increase in kWh sales to industrial customers in the second quarter and first six months of 1995 resulted primarily from increased sales to primary metals customers. KWh sales to primary metals customers in the second quarter of 1994 were impacted by a 70-day strike, ending June 9, 1994, at the Company's largest industrial customer. The increases in revenues from retail customers resulted from the following:

                                                                             Change from Prior Periods
                                                                             Quarter       Six Months
                                                                               (Millions of Dollars)

         Change in kWh sales                                                  $  1.9              $ (.2)
         Fuel and energy cost adjustment
           clauses (1)                                                          (1.2)              (2.0)
         Rate increases (2)                                                     11.7               25.3
         Other                                                                    .6                1.1
                                                                               $13.0              $24.2

         (1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

         (2) Reflects a base rate increase on an annual basis of about $55.5 million in Pennsylvania effective December 31, 1994. This increase included recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the Clean Air Act Amendments of 1990 (CAAA), and other increasing levels of expense.


                      KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                Three Months Ended                    Six Months Ended
                                                      June 30                               June 30
                                                1995          1994                    1995         1994

KWh sales (in billions):
  From Company generation                         .1            .2                       .1           .3
  From purchased power                           1.2            .7                      2.7          2.2
                                                 1.3            .9                      2.8          2.5
Revenues (in millions):
  From Company generation                      $ 1.5         $ 4.3                   $  3.1       $  8.6
  From sales of purchased power                 36.9          28.4                     78.1         72.7
                                               $38.4         $32.7                   $ 81.2       $ 81.3

                          Sales from Company generation decreased because of
growth of kWh sales to retail customers and generating unit outages, both of which reduce the amount available for sale, and because of decreased demand and continuing price competition. Sales of purchased power vary depending on the availability of eastern utilities' generating equipment, demand for energy, and competition. Most of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

OPERATING EXPENSES

                Fuel expenses for the second quarter and first six months of 1995 decreased 14% and 13%, respectively, due primarily to decreases of 5% and 4% respectively, in kWhs generated, and a 9% decrease in average coal prices in both periods. The reduced average coal prices are primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

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

                                                              Three Months Ended             Six Months Ended
                                                                    June 30                       June 30
                                                              1995          1994            1995         1994
                                                                (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                             $32.9           $25.0         $ 69.1      $ 64.2
       From PURPA generation                                   16.0            16.7           32.6        32.5
    Other                                                       7.0             4.1           11.4        10.1
  Power exchanges, net                                         (1.0)           (1.1)            .7          .4
Affiliated transactions:
  AGC capacity charges                                          9.4             9.7           19.0        19.5
  Energy and spinning reserve charges                            .8             2.1            1.7         3.1
  Other affiliated capacity charges                              .1              .2             .4          .4
                                                              $65.2           $56.7         $134.9      $130.2

                The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The cost of power and capacity purchased for use by the Company, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. The primary reason for the increases in purchases for resale to nonaffiliated utilities is described under SALES AND REVENUES above.

                The decreases in other operation expense for the second quarter and first six month periods resulted primarily from a decrease in transmission service charges and environmental liabilities recorded in the first quarter of 1994, offset in part by increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994.

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

                The increases in depreciation expense for the second quarter and first six months of 1995 resulted from additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994, and an increase in depreciation rates concurrent with the Pennsylvania base rate increase effective on December 31, 1994.

                Taxes other than income taxes increased $1.4 million for the second quarter and $.4 million for the first six months resulting primarily from increased West Virginia Business and Occupation taxes (B & O taxes), due to increased generation within that state. As a result of an amendment in the B & O tax law effective June 1, 1995, which changed the basis of this tax from generation to generating capacity, this tax is expected to decrease effective February 1, 1996, because of a rate reduction for scrubbed capacity.

           The net increases of $2.9 and $5.7 million in federal and state income taxes for the second quarter and the first six month periods, respectively, resulted primarily from increases in income before income taxes offset in part by a 1% decrease in the Pennsylvania corporate net income tax retroactive to January 1, 1995.

                The combined decrease of $1.6 million and $2.0 million in allowance for funds used during construction (AFUDC) for the second quarter and first six month periods, respectively, reflect decreases in capital expenditures upon substantial completion of Phase I of the CAAA.

                The increase in other income, net for the second quarter of 1995 was due primarily to interest income earned on funds available as a result of the timing of the debt and preferred stock refinancings in the second quarter of 1995.

                Interest on long-term debt increased $2.0 million for the quarter and
$3.6 million for the first six months due primarily to the timing of the refinancing of the $30 million of first mortgage bonds and $46.9 million of pollution control revenue notes, interest related to the issuance of $70 million of Junior Subordinated Deferrable Interest Debentures, and new security issues in 1994. Fluctuations in other interest expense reflect changes in the level of short-term debt maintained by the Company.


LIQUIDITY AND CAPITAL RESOURCES

                The Company's discussion on Liquidity and Capital Resources in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994 should be read with the following information.

                In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties relating to environmental matters, and legal actions.

                As previously reported, Monongahela Power Company, an affiliated company, has been named as a defendant along with multiple other defendants in 2,343 pending asbestos cases involving one or more plaintiffs, and the Company and its affiliates have been named as defendants along with multiple other defendants in an additional 813 cases by one or more plaintiffs, including 815 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The company believes that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on its financial position.

                In March 1995, the Federal Energy Regulatory Commission
(FERC) published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company has submitted comments to the FERC.

                On May 11, 1995, at the annual meeting of stockholders, the System announced that it was proceeding with a functional reorganization. As a result of the reorganization and consolidation efforts currently underway, staff reductions with possible future layoffs appear to be inevitable.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                  Part II--Other Information to Form 10-Q
                     for Quarter Ended June 30, 1995


Item 1. LEGAL PROCEEDINGS

                On July 20, 1995, the Pennsylvania Commonwealth Court reversed the Pennsylvania Public Utility Commission's (PUC) recalculation of capacity costs to be paid to the Shannopin PURPA project. The court remanded the case to the PUC for recalculation, concluding that the PUC erred in escalating the rates past October 1, 1995. The developer has filed for reconsideration of that portion of the order which remanded the case to the PUC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)           Exhibits

                       27  Financial Data Schedule.


         (b) On May 19, 1995, the Company filed a report on Form 8-K including an exhibit consisting of a Supplemental Indenture dated as of May 1, 1995.

                       On June 15, 1995, the Company filed a report on Form 8-K including an exhibit consisting of an indenture dated as of May 15, 1995.




                                 Signature



                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WEST PENN POWER COMPANY



                                            C. V. BURKLEY
                                            C. V. Burkley, Controller
                                            (Chief Accounting Officer)


August 11, 1995