Form 10-Q
period 1995-09-30
WEST PENN POWER CO
filed 1995-11-09
CIK 105839

Page 1 of 14




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1995


Commission File Number 1-255-2





                                 WEST PENN POWER COMPANY
                 (Exact name of registrant as specified in its charter)




      Pennsylvania                                       13-5480882
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                  800 Cabin Hill Drive, Greensburg, Pennsylvania  15601
                             Telephone Number - 412-837-3000





    The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

    At November 9, 1995, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                    WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                     Form 10-Q for Quarter Ended September 30, 1995



                                          Index


                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and nine months ended September 30, 1995 and 1994              3


  Consolidated balance sheet - September 30, 1995
    and December 31, 1994                                                4


  Consolidated statement of cash flows -
    Nine months ended September 30, 1995 and 1994                        5


  Notes to consolidated financial statements                            6-8


  Management's discussion and analysis of financial
    condition and results of operations                                 9-13



PART II--OTHER INFORMATION                                                14

                                                       - 3 -

                                  WEST PENN POWER COMPANY AND SUBSIDIARIES
                                      Consolidated Statement of Income



                                                        Three Months Ended             Nine Months Ended
                                                           September 30                 September 30
                                                         1995         1994             1995         1994
                                                                     (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
      Residential                                    $  100,591    $  88,865       $  301,065   $  288,144
      Commercial                                         59,702       53,423          168,398      156,326
      Industrial                                         87,839       83,064          266,838      244,897
      Nonaffiliated utilities                            44,604       32,986          125,853      114,314
      Other, including affiliates                        16,549       15,822           55,010       55,477
            Total Operating Revenues                    309,285      274,160          917,164      859,158


    OPERATING EXPENSES:
      Operation:
       Fuel                                              61,244       62,471          179,346      198,289
       Purchased power and exchanges, net                67,633       58,567          202,566      188,734
       Deferred power costs, net                          2,901         (821)          12,590         (708)
       Restructuring charge                               6,042         -               6,042        -
       Other                                             35,619       35,051          104,322      106,354
      Maintenance                                        28,051       26,683           82,961       85,860
      Depreciation                                       28,707       21,957           86,407       66,256
      Taxes other than income taxes                      22,896       21,649           67,340       65,696
      Federal and state income taxes                     15,300       13,024           48,026       40,083
            Total Operating Expenses                    268,393      238,581          789,600      750,564
            Operating Income                             40,892       35,579          127,564      108,594

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                             939        2,205            2,121        4,866
      Other income, net                                   3,538        3,131            9,449        9,359
            Total Other Income and Deductions             4,477        5,336           11,570       14,225

            Income Before Interest Charges               45,369       40,915          139,134      122,819

    INTEREST CHARGES:
      Interest on long-term debt                         16,631       14,854           48,020       42,637
      Other interest                                        742          645            2,216        1,690
      Allowance for borrowed funds used during
       construction                                        (638)      (1,329)          (1,761)      (2,924)

            Total Interest Charges                       16,735       14,170           48,475       41,403

    Income Before Cumulative Effect of
      Accounting Change                                  28,634       26,745           90,659       81,416
    Cumulative Effect of Accounting Change, Net           -             -               -           19,031

    CONSOLIDATED NET INCOME                          $   28,634    $  26,745       $   90,659   $  100,447

    See accompanying notes to consolidated financial statements.

                                                       - 4 -

                                    WEST PENN POWER COMPANY AND SUBSIDIARIES
                                          Consolidated Balance Sheet



                                                                  September 30            December 31
                                                                      1995                    1994
    ASSETS:                                                              (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $119,338,000
           and $103,514,000 under construction                   $  3,079,152            $  3,013,777
         Accumulated depreciation                                  (1,056,421)             (1,009,565)
                                                                    2,022,731               2,004,212
      Investments and Other Assets:
         Allegheny Generating Company - common stock at equity         97,427                 100,228
         Other                                                          1,247                   1,474
                                                                       98,674                 101,702
      Current Assets:
         Cash and temporary cash investments                            1,067                     345
         Accounts receivable:
            Electric service, net of $8,172,000 and $8,267,000
               uncollectible allowance                                130,493                 119,020
            Affiliated and other                                       12,402                  11,862
            Notes receivable from affiliates                           -                        1,000
         Materials and supplies--at average cost:
            Operating and construction                                 40,721                  39,922
            Fuel                                                       33,413                  38,205
         Deferred income taxes                                         12,378                  12,538
         Prepaid taxes                                                 19,299                  11,100
         Other                                                          5,514                   1,425
                                                                      255,287                 235,417
      Deferred Charges:
         Regulatory assets                                            363,799                 364,473
         Unamortized loss on reacquired debt                           12,572                  10,494
         Other                                                         18,112                  15,560
                                                                      394,483                 390,527

                Total Assets                                     $  2,771,175            $  2,731,858

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                            $    465,994                $465,994
         Other paid-in capital                                         55,475                  55,687
         Retained earnings                                            448,515                 433,801
                                                                      969,984                 955,482
         Preferred stock - not subject to mandatory redemption         79,708                 149,708
         Long-term debt                                               906,707                 836,426
                                                                    1,956,399               1,941,616
      Current Liabilities:
         Short-term debt                                               34,581                  -
         Long-term debt and preferred stock
            due within one year                                        27,000                  27,000
         Accounts payable                                              78,114                 107,792
         Accounts payable to affiliates                                12,243                   6,477
         Taxes accrued:
            Federal and state income                                    8,370                   9,217
            Other                                                      12,732                  20,637
         Interest accrued                                              15,711                  16,475
         Other                                                         36,178                  24,028
                                                                      224,929                 211,626
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 51,011                  52,946
         Deferred income taxes                                        478,504                 471,515
         Regulatory liabilities                                        36,974                  39,881
         Other                                                         23,358                  14,274
                                                                      589,847                 578,616

                Total Capitalization and Liabilities             $  2,771,175            $  2,731,858


      See accompanying notes to consolidated financial statements.

                                   - 5 -


                  WEST PENN POWER COMPANY AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows


                                                                                Nine Months Ended
                                                                                 September 30
                                                                           1995                1994
                                                                             (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                       $   90,659          $   100,447
         Depreciation                                                      86,407               66,256
         Deferred investment credit and income taxes, net                   2,147              (13,532)
         Deferred power costs, net                                         12,590                 (708)
         Unconsolidated subsidiaries' dividends in excess of earnings       2,934                2,679
         Allowance for other than borrowed funds used
             during construction                                           (2,121)              (4,866)
         Cumulative effect of accounting change before income taxes         -                  (32,891)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net, excluding cumulative
                   effect of accounting change                            (12,013)              23,532
                Materials and supplies                                      3,993               (8,040)
                Accounts payable                                          (23,912)             (24,598)
                Taxes accrued                                              (8,752)               7,602
                Interest accrued                                             (764)                 483
         Other, net                                                          (149)              15,753
                                                                          151,019              132,117

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                       (106,654)            (160,065)
         Allowance for other than borrowed funds used
            during construction                                             2,121                4,866
                                                                         (104,533)            (155,199)


    CASH FLOWS FROM FINANCING:
         Retirement of preferred stock                                    (72,369)               -
         Issuance of long-term debt                                       143,700               80,129
         Retirement of long-term debt                                     (78,888)               -
         Short-term debt, net                                              34,581                -
         Notes receivable from affiliates                                   1,000               18,400
         Dividends on capital stock:
            Preferred stock                                                (5,332)              (6,283)
            Common stock                                                  (68,456)             (69,321)
                                                                          (45,764)              22,925


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                         722                 (157)
    Cash and Temporary Cash Investments at January 1                          345                  565
    Cash and Temporary Cash Investments at September 30                $    1,067          $       408


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                      $   47,859          $    39,541
             Income taxes                                                  46,343               43,669



    See accompanying notes to consolidated financial statements.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                 Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1994, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1994 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.


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


4. As previously announced, the Allegheny Power System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. A workforce reduction will occur as departments are subjected to the process.

           The restructuring efforts completed to date, primarily for the Bulk Power Supply Department of the affiliated Allegheny Power Service Corporation, will result in a workforce reduction of approximately 210 employees, who will be offered an option of immediate resignation under a Voluntary Separation Program
           (VSP) or to remain employed subject to involuntary separation (layoff) after one year, if during that year they have not found other employment within the System. The VSP consists of enhanced severance benefits and other incentives. In connection with this workforce reduction, the Company recorded, in the third quarter of 1995, a $6.0 million restructuring charge for the estimated liabilities incurred to date. The restructuring charge, net of income taxes, reduced third quarter consolidated net income by about $3.5 million. Additional separation costs for these employees will be recorded in 1996 depending upon those employees who elect early separation under the VSP.

           Additional restructuring costs will be incurred as the restructuring process is completed by other departments, and additional workforce reductions are identified. The costs associated with any additional workforce reductions cannot be estimated at this time. It is expected that the costs associated with the restructuring program will be recovered through cost savings in less than two years.


5. The Company issued $30 million of 7.75% Series MM, 30-year first mortgage bonds in May 1995 to refund $30 million of 9% Series EE due 2019. In June 1995, the Company issued $31.5 million of 6.15%, 20-year pollution control revenue notes to refund $11.5 million of 6.95% Series B due 2003 and $20 million of 7% Series B due 2008, and issued $15.4 million of 6.05% Series G 19-year pollution control revenue notes to refund $15.4 million of 9.375% Series E due 2014. The Company also issued $70 million of 8% Junior Subordinated Deferrable Interest Debentures in June 1995 to replace the following issues of preferred stock: $10 million of $7.00 Series D, $10 million of $7.12 Series E, $10 million of $7.60 Series H, $10 million of $7.64 Series I, $10 million of $8.08 Series G, and $20 million of $8.20 Series J.


6. Other paid-in capital decreased $212,000 in the nine months ended September 30, 1995, as a result of preferred stock transactions.


7. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                           Three Months Ended             Nine Months Ended
                                                              September 30                   September 30
                                                            1995             1994          1995            1994
                                                                           (Thousands of Dollars)

Electric operating revenues                               $21,573         $22,337        $65,730        $66,637
Operation & maintenance expense                             1,324           1,653          4,691          4,930
Depreciation                                                4,274           4,236         12,722         12,708
Taxes other than income taxes                               1,221           1,399          3,768          4,267
Federal income taxes                                        3,410           3,498         10,135         10,419
Interest charges                                            4,385           4,467         13,802         13,380
Other income, net                                              (5)             (3)           (14)           (10)
           Net income                                     $ 6,964         $ 7,087        $20,626        $20,943

           The Company's share of the equity in earnings above was $3.1 million and $3.2 million for the three months ended September 30, 1995 and 1994, respectively, and $9.3 million and $9.4 million for the nine months ended September 30, 1995 and 1994, respectively. These amounts were included in other income, net, on the Consolidated Statement of Income.

8. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                     1995                                  1994
                                            Number              Amount             Number              Amount
                                           of Shares          Per Share           of Shares          Per Share

           First Quarter                  24,361,586             $.94            22,361,586             $1.12
           Second Quarter                 24,361,586             $.95            22,361,586             $1.11
           Third Quarter                  24,361,586             $.92            22,361,586             $ .87

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


    COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
         WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994


CONSOLIDATED NET INCOME

                   Consolidated net income for the third quarter of 1995 was $28.6 million, after reflecting a restructuring charge net of taxes described below of about $3.5 million, compared with $26.7 million for the corresponding 1994 period. For the first nine months of 1995, consolidated net income was $90.7 million, reflecting the restructuring charge, compared with $81.4 million for the corresponding 1994 period, before the cumulative effect of an accounting change to record unbilled revenues.

                   The restructuring charge reflects an estimate of the liabilities incurred to date for separation costs of announced staff reductions in connection with ongoing reorganization and reengineering efforts (see Note 4 to Consolidated Financial Statements). The increase in consolidated net income for the third quarter and in consolidated income before the cumulative effect of accounting change for the first nine months of 1995 reflects increased retail revenues resulting from greater kilowatthour (kWh) sales to retail customers as described below and from previously reported rate increases. The increased retail revenues in the 1995 periods more than offset increases in depreciation, interest, and other expenses.


SALES AND REVENUES

                   Retail kWh sales to residential, commercial, and industrial customers increased 8%, 9%, and 4%, respectively, in the third quarter. In the first nine months, retail kWh sales to commercial and industrial customers increased 3% and 7%, respectively, and to residential customers decreased 1%. The change in kWh sales to residential customers was primarily due to variances in weather-related sales. Extremely hot summer weather resulted in cooling degree days in the third quarter 69% above normal and 53% above the moderate temperatures in the third quarter of 1994. These increases in the third quarter were offset by milder weather in the first six months of 1995 as compared to some of the coldest temperatures ever recorded in much of the Company's service territory during the first quarter of 1994. The increase in commercial sales reflects both increased usage and growth in the number of customers. The increase in kWh sales to industrial customers resulted primarily from increased sales to primary metals customers. KWh sales to primary metals customers in 1994 were impacted by a 70-day strike, ending June 9, 1994, at one of the Company's largest industrial customers.

                   The increase in revenues from retail customers resulted from the following:

                                                                              Change from Prior Periods
                                                                              Quarter             Nine Months
                                                                                 (Millions of Dollars)

Increased kWh sales                                                            $ 9.1                 $ 8.8
Fuel and energy cost adjustment clauses (1)                                       .2                  (1.8)
Rate increases (2)                                                              12.5                  37.8
Other                                                                            1.0                   2.1
                                                                               $22.8                 $46.9

(1) Changes in revenues from fuel and energy cost adjustment clauses have little effect on net income.

(2) Reflects a base rate increase on an annual basis of about $55.5 million in Pennsylvania effective December 31, 1994. This increase included recovery of carrying charges on investment, depreciation, and operating costs required to comply with Phase I of the Clean Air Act Amendments of 1990
            (CAAA), and other increasing levels of expense.


                   KWh sales to and revenues from nonaffiliated utilities are comprised of the following items:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
                                                              1995             1994         1995           1994
KWh sales (in billions):
  From Company generation                                       .1               .1            .2             .4
  From purchased power                                         1.5               .8           4.2            3.0
                                                               1.6               .9           4.4            3.4

Revenues (in millions):
  From Company generation                                    $ 2.3            $ 2.1        $  5.4         $ 10.7
  From sales of purchased power                               42.3             30.9         120.5          103.6
                                                             $44.6            $33.0        $125.9         $114.3

                   Sales from Company generation in the first nine months decreased because of growth of kWh sales to retail customers which reduces the amount available for sale, and because of decreased demand and continuing price competition. Sales of purchased power vary depending on the availability of eastern utilities' generating equipment, demand for energy, and competition. Most of the aggregate benefits from sales to nonaffiliated utilities is passed on to retail customers and has little effect on consolidated net income.

OPERATING EXPENSES

                   Fuel expenses for the third quarter and the first nine months of 1995 decreased 2% and 10%, respectively, due primarily to a 9% decrease in average coal prices. This decrease in the third quarter was offset by a 7% increase in kWh generated. The reduced average coal prices are primarily the result of renegotiations of long-term fuel contracts which reduced fuel prices effective January 1995. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                   "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated utilities, and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC) and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
                                                             1995             1994           1995           1994
                                                                             (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    For resale to other utilities                           $38.5            $27.5          $107.6         $ 91.7
    From PURPA generation                                    15.3             16.4            48.0           48.9
    Other                                                     3.2              3.8            14.7           13.9
  Power exchanges, net                                       (1.3)            (1.3)            (.6)           (.9)
Affiliated transactions:
  AGC capacity charges                                        9.5             10.0            28.5           29.5
  Energy and spinning reserve charges                         2.2              2.0             3.9            5.1
  Other affiliated capacity charges                            .2               .2              .5             .5
                                                            $67.6            $58.6          $202.6         $188.7


                   The amount of power purchased from nonaffiliated utilities for use by the Company and for resale to nonaffiliated utilities depends upon the availability of the Company's generating equipment, transmission capacity, and fuel, and its cost of generation and the cost of operations of nonaffiliated utilities from which such purchases are made. The decrease in purchases from PURPA generation in the third quarter was due to reduced hydro generation which resulted from lower than normal river flow. The cost of power purchased for use by the Company, including power from PURPA generation and affiliated utilities, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. The primary reason for the increases in purchases for resale to nonaffiliated utilities is described under SALES AND REVENUES above.

                   The decrease in other operation expense for the first nine months of 1995, excluding the restructuring charge which is discussed on pages 6 and 7, resulted primarily from a decrease in transmission service charges from a nonaffiliated utility, decreased provisions for uncollectible accounts, and environmental liabilities recorded in the first quarter of 1994, offset in part by increased power station operating costs, including expenses related to the Harrison scrubbers which became available for service in November 1994 and increases in salaries and wages.

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

                   The increases in depreciation expense for the third quarter and first nine months of 1995 resulted primarily from additions to electric plant, primarily because of the Harrison scrubbers which became available for service in November 1994, and an increase in depreciation rates concurrent with the Pennsylvania base rate increase effective on December 31, 1994.

                   Taxes other than income taxes increased $1.2 million for the quarter and $1.6 million for the first nine months due to increases in gross receipts taxes resulting from higher revenues from retail customers ($1.0 million and $2.0 million), respectively, increased West Virginia Business and Occupation taxes (B&O taxes) due to increased generation within that state and the amended B&O tax law ($.9 million and $2.2 million), respectively, offset by decreases in payroll taxes ($.8 million and $2.2 million), respectively. As a result of an amendment in the B&O tax law effective June 1, 1995, which changed the basis of this tax from generation to generating capacity, this tax is expected to decrease effective February 1, 1996, because of a rate reduction for scrubbed capacity.

                   The net increases of $2.3 million and $7.9 million in federal and state income taxes for the third quarter and first nine months of 1995, respectively, resulted primarily from increases in income before income taxes.

                   The combined decreases of $2.0 million and $3.9 million in allowance for funds used during construction (AFUDC) for the third quarter and the first nine month periods, respectively, reflect decreases in capital expenditures upon substantial completion of Phase I of the CAAA.

                   Interest on long-term debt increased $1.8 million for the quarter and $5.4 million for the first nine months due primarily to the timing of the refinancing of the $30 million of first mortgage bonds and $46.9 million of pollution control revenue notes, interest related to the issuance of $70 million of Junior Subordinated Deferrable Interest Debentures, and new security issues in 1994. Fluctuations in other interest expense reflect changes in the level of short-term debt maintained by the Company.

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

                   As previously reported, Monongahela Power Company, an affiliated company, has been named as a defendant along with multiple other defendants in 2,626 pending asbestos cases involving one or more plaintiffs, and the Company and its affiliates have been named as defendants along with multiple other defendants in an additional 2,375 cases by one or more plaintiffs, including 2,660 new cases filed in 1995 to date. While the cumulative number of claims appears to be significant, previous cases have been settled for an amount substantially less than the anticipated cost of defense. Also as previously reported, the Company and its affiliates and approximately 875 others have been identified by the Environmental Protection Agency as potentially responsible parties in a Superfund site subject to cleanup. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these matters will not have a material effect on its financial position.

                   In March 1995, the Federal Energy Regulatory Commission
(FERC) published a Notice of Proposed Rulemaking (NOPR) that would mandate sweeping changes to promote increased competition in the wholesale electric industry. The proposals would require that utilities file nondiscriminatory open access transmission tariffs and offer comparable transmission services to eligible third parties. It also would allow utilities the opportunity to recover stranded costs. The Company has submitted comments to the FERC. The Company filed open access transmission tariffs with the FERC that generally are consistent with this NOPR.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                  Part II - Other Information to Form 10-Q
                    for Quarter Ended September 30, 1995


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits:

                   (3) (i) Charter of the Company, as amended, including amendment dated November 2, 1995, reflecting redemption of six series of preferred stock on July 10, 1995.

                        (ii) By-laws of the Company, dated September 7, 1995 as amended, reflecting a change in the number of permitted Board of Directors.

                  (27)   Financial Data Schedule

           (b)    Reports on Form 8-K:

                        No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1995.





                                  Signature


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WEST PENN POWER COMPANY


                                                   C. V. Burkley
                                                   C. V. Burkley
                                                    Controller
                                              (Chief Accounting Officer)




November 9, 1995