Form 10-Q
period 1996-03-31
WEST PENN POWER CO
filed 1996-05-15
CIK 105839

Page 1 of 14




                                        FORM 10-Q



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549





                       Quarterly Report under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1996


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

         At May 15, 1996, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                    WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                       Form 10-Q for Quarter Ended March 31, 1996



                                          Index


                                                                         Page
                                                                          No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three months ended March 31, 1996 and 1995                             3


  Consolidated balance sheet - March 31, 1996
    and December 31, 1995                                                  4


  Consolidated statement of cash flows -
    Three months ended March 31, 1996 and 1995                             5


  Notes to consolidated financial statements                               6-8


  Management's discussion and analysis of financial
    condition and results of operations                                    9-12



PART II--OTHER INFORMATION                                                 13-14


                                          WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                                                Consolidated Statement of Income



                                                                           Three Months Ended
                                                                               March 31
                                                                        1996**            1995
                                                                        (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                                   $  119,779       $  113,500
       Commercial                                                        58,859           57,069
       Industrial                                                        91,358           91,226
       Wholesale and other, including affiliates                         18,434           20,734 *
       Bulk power transactions, net                                       8,015            6,369 *
         Total Operating Revenues                                       296,445          288,898


    OPERATING EXPENSES:
      Operation:
       Fuel                                                              62,355           63,981
       Purchased power and exchanges                                     32,965           32,850 *
       Deferred power costs, net                                          8,762            7,790
       Other                                                             63,334           34,148
      Maintenance                                                        29,058           28,167
      Depreciation                                                       29,880           28,726
      Taxes other than income taxes                                      24,015           22,701
      Federal and state income taxes                                     11,708           20,644
              Total Operating Expenses                                  262,077          239,007
              Operating Income                                           34,368           49,891

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                              34              818
      Other income, net                                                   3,064            2,328
              Total Other Income and Deductions                           3,098            3,146

              Income Before Interest Charges                             37,466           53,037

    INTEREST CHARGES:
      Interest on long-term debt                                         16,247           15,509
      Other interest                                                      1,042              632
      Allowance for borrowed funds used during
       construction                                                        (205)            (516)

              Total Interest Charges                                     17,084           15,625


    NET INCOME                                                       $   20,382       $   37,412

    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities.  See Note 3 on page 6.

    **The 1996 period includes restructuring charges of $16.1 million, net of taxes.
      See Note 4 on page 6.

    See accompanying notes to consolidated financial statements.

                                                                - 4 -

                                 WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                                          Consolidated Balance Sheet



                                                                   March 31,                   December 31,
                                                                     1996                          1995
    ASSETS:                                                                    (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $59,972,000
           and $67,626,000 under construction                      $3,107,824                    $3,097,522
         Accumulated depreciation                                  (1,087,476)                   (1,063,399)
                                                                    2,020,348                     2,034,123
      Investments and Other Assets:
         Allegheny Generating Company - common stock at equity         95,242                        96,369
         Other                                                          1,197                         1,239
                                                                       96,439                        97,608
      Current Assets:
         Cash and temporary cash investments                              440                           717
         Accounts receivable:
            Electric service, net of $9,204,000 and $9,436,000
               uncollectible allowance                                125,760                       140,979
            Affiliated and other                                       17,395                        20,183
         Materials and supplies--at average cost:
            Operating and construction                                 36,765                        36,660
            Fuel                                                       35,518                        32,445
         Deferred income taxes                                         24,611                        21,024
         Prepaid taxes                                                 37,329                        12,863
         Other                                                          4,362                         4,881
                                                                      282,180                       269,752
      Deferred Charges:
         Regulatory assets                                            341,387                       342,150
         Unamortized loss on reacquired debt                           11,939                        12,256
         Other                                                         15,978                        15,275
                                                                      369,304                       369,681

                Total Assets                                       $2,768,271                    $2,771,164

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                $465,994                      $465,994
         Other paid-in capital                                         55,475                        55,475
         Retained earnings                                            447,121                       451,719
                                                                      968,590                       973,188
         Preferred stock                                               79,708                        79,708
         Long-term debt and QUIDS                                     904,813                       904,669
                                                                    1,953,111                     1,957,565
      Current Liabilities:
         Short-term debt                                               57,720                        70,218
         Accounts payable                                              58,033                        86,935
         Accounts payable to affiliates                                 4,695                         6,252
         Taxes accrued:
            Federal and state income                                   25,911                         4,128
            Other                                                      10,155                        20,149
         Deferred power costs                                          24,000                        12,399
         Interest accrued                                              15,563                        15,890
         Restructuring liabilities                                     17,497                         6,491
         Other                                                         24,099                        19,927
                                                                      237,673                       242,389
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 49,721                        50,366
         Deferred income taxes                                        461,502                       469,559
         Regulatory liabilities                                        34,639                        35,077
         Restructuring liabilities                                      9,493                        -
         Other                                                         22,132                        16,208
                                                                      577,487                       571,210

                Total Capitalization and Liabilities               $2,768,271                    $2,771,164


      See accompanying notes to consolidated financial statements.

                                                     - 5 -



                               WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                                    Consolidated Statement of Cash Flows


                                                                             Three Months Ended
                                                                                 March 31
                                                                           1996                1995
                                                                             (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                          $20,382             $37,412
         Depreciation                                                      29,880              28,726
         Deferred investment credit and income taxes, net                 (12,740)              2,230
         Deferred power costs, net                                          8,762               7,790
         Unconsolidated subsidiaries' dividends in excess of earnings       1,171               1,117
         Allowance for other than borrowed funds used
             during construction                                              (34)               (818)
         Restructuring charges                                             25,488               -
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                   18,007              (5,280)
                Materials and supplies                                     (3,178)             (1,890)
                Accounts payable                                          (30,459)            (26,801)
                Taxes accrued                                              11,789              12,720
                Interest accrued                                             (327)             (2,151)
         Other, net                                                       (12,905)            (17,708)
                                                                           55,836              35,347

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                        (18,670)            (32,249)
         Allowance for other than borrowed funds used
            during construction                                                34                 818
                                                                          (18,636)            (31,431)


    CASH FLOWS FROM FINANCING:
         Short-term debt, net                                             (12,498)             20,197
         Notes receivable from affiliates                                   -                   1,000
         Dividends on capital stock:
            Preferred stock                                                  (861)             (2,259)
            Common stock                                                  (24,118)            (22,900)
                                                                          (37,477)             (3,962)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                        (277)                (46)
    Cash and Temporary Cash Investments at January 1                          717                 345
    Cash and Temporary Cash Investments at March 31                    $      440          $      299


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                         $16,811             $17,200
             Income taxes                                                   2,507               -

    See accompanying notes to consolidated financial statements.

                   WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                      Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1995, consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.


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


3. Effective in 1996 the Company changed its method of reporting certain bulk power transmission transactions with nonaffiliated utilities, and reclassified prior year's bulk power revenues and operation expenses to achieve a consistent presentation.
             In prior years, some use of the Company's transmission system was recorded as purchased power from selling utilities and as sales of power to buying utilities. The benefit to the Company was the difference between the two. Because of new Federal Energy Regulatory Commission requirements, the Company predominantly does not "buy" and "sell" such energy, but rather a transmission fee is charged.

             Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $19.6 million and $36.9 million for the three months ended March 31, 1996 and 1995, respectively, with no change in operating income or consolidated net income.


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. On March 12, 1996, the Company and its affiliates announced additional restructuring plans which include consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. As a consequence of this process, an additional workforce reduction of approximately 1,000 System employees will occur. It is expected that approximately 50% of the positions will be eliminated by July 1996 with the remaining positions eliminated by 1998. Reductions will be accomplished through an enhanced separation plan, attrition, and, in the union workforce, pursuant to appropriate contract.

             Additional restructuring charges which reflect estimated liabilities for severance and other employee termination costs are estimated to be about $45 million ($25 million after tax) of which $27.4 million ($16.1 million after tax) was recorded in the first quarter of 1996. The remaining charges will be recorded later, primarily in the third quarter of 1996, as required by applicable accounting rules. A summary of restructuring liabilities is provided below:

                                                                                             First Quarter 1996
                                                                                           (Millions of Dollars)

                   Restructuring Liability (before tax):
                      Balance at beginning of quarter                                                  $ 6.5
                         Add first quarter accrual                                                      27.4
                         Less benefit plans curtailment
                            liabilities                                                                 (5.0)*
                         Less first quarter payments                                                    (1.9)
                      Balance at end of quarter                                                        $27.0

                   *Primarily recorded in other deferred credits.

5. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                            1996                  1995
                                                                                             (Thousands of Dollars)

                   Electric operating revenues                                           $20,909               $22,096

                   Operation and maintenance expense                                       1,119                 1,796
                   Depreciation                                                            4,290                 4,224
                   Taxes other than income taxes                                           1,210                 1,299
                   Federal income taxes                                                    3,344                 3,223
                   Interest charges                                                        4,228                 4,985
                   Other income, net                                                          (3)                 -
                       Net income                                                        $ 6,721               $ 6,569

             The Company's share of the equity in earnings above was $3.0 million for each of the three months ended March 31, 1996 and 1995, and was included in other income, net, on the Consolidated Statement of Income.

6. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                            1996                  1995

                   Number of Shares                                                     24,361,586            24,361,586
                   Amount per Share                                                         $.99                  $.94

             Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

                   WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations


            COMPARISON OF FIRST QUARTER OF 1996 WITH FIRST QUARTER OF 1995


Review of Operations

CONSOLIDATED NET INCOME

                      Consolidated net income for the first quarter of 1996 was $20.4 million, after reflecting a restructuring charge net of taxes of $16.1 million, compared with $37.4 million for the corresponding 1995 period. The restructuring charge reflects estimated liabilities for severance and other employee termination costs incurred to date for continuing restructuring activities which commenced during the last half of 1995. The 2% decrease in earnings, excluding the restructuring charges, was the net result of increased sales to retail customers offset by higher expenses, primarily operations expense, taxes, and depreciation.


SALES AND REVENUES

                      Retail kilowatt-hour (kWh) sales to residential, commercial, and industrial customers increased 9%, 6%, and 3% respectively. The increase in Kwh sales to residential customers was primarily due to an increase in weather related sales. Colder temperatures in the first quarter of 1996 as compared to milder first quarter 1995 weather, resulted in heating degree days 5% above normal and 11% above the 1995 first quarter. The increase in commercial sales reflects both increased usage and growth in the number of customers. The increase in kWh sales to industrial customers occurred in almost all industrial groups. The increase in revenues from retail customers resulted from the following:

                                                                                            Change from Prior Period
                                                                                              (Millions of Dollars)

              Increased kWh sales                                                                           $11.5
              Fuel and energy cost adjustment clauses*                                                        (.3)
              Other                                                                                          (3.0)
                                                                                                            $ 8.2

   * Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.


                      The decrease in wholesale and other revenues resulted primarily from continued decreases in sales of energy and spinning reserve to other affiliated companies.

                      KWh deliveries to and revenues from bulk power transactions are comprised of the following items:

                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                            1996                  1995*
              KWh deliveries (in billions):
                From transmission services                                                   2.2                   1.5
                From sale of Company generation                                               .1                    -
                                                                                             2.3                   1.5

              Revenues (in millions):
                From transmission services                                                  $6.4                  $4.8
                From sales of Company generation                                             1.6                   1.6
                                                                                            $8.0                  $6.4

                      Increased transmission services resulted primarily from increased demand from power marketers. Most of the aggregate benefits from bulk power and affiliated transactions are passed on to retail customers and have little effect on consolidated net income.


OPERATING EXPENSES

                      Fuel expenses decreased 3%, the net result of a 4% decrease in average coal prices and a 1% increase in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

                      "Purchased power and exchanges" represents power purchases from and exchanges with other utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and is comprised of the following items:

                                                                                            Three Months Ended
                                                                                                 March 31
                                                                                            1996                  1995*
                                                                                              (Millions of Dollars)
              Nonaffiliated transactions:
                Purchased power:
                  From PURPA generation                                                    $15.1                 $16.6
                  Other                                                                      6.1                   4.5
                Power exchanges                                                              1.4                   1.1
              Affiliated transactions:
                AGC capacity charges                                                         9.1                   9.6
                Energy and spinning reserve charges                                          1.1                    .9
                Other affiliated capacity charges                                             .2                    .2
                                                                                           $33.0                 $32.9



   * Prior period amounts have been reclassified for comparative purposes to reflect a change in the method of reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 to the Consolidated
     Financial Statements for further information.

              Other purchased power increased because of increased sales to retail customers and the availability of more economic energy. The cost of purchased power and exchanges, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions, and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income.

              The increase in other operation expense resulted primarily from restructuring charges which are discussed in Note 4 to the Consolidated Financial Statements.

              Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. The Company is also experiencing, and expects to continue to experience, increased expenditures due to the aging of its power stations. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

              The increase in depreciation expense was due to additions to electric plant.

              Taxes other than income taxes increased $1.3 million primarily from prior year property tax adjustments made in 1995. The decrease in federal and state income taxes resulted primarily from a decrease in income before taxes.


Financial Condition and Requirements

              The Company's discussion on Financial Condition and
Requirements and Changes in the Electric Utility Industry in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the following information.

              In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, and legal actions.

              The final rules on open transmission access were released by the Federal Energy Regulatory Commission (FERC) on April 24 and the Company is in the process of reviewing the document. The first rule, Order No. 888, requires utilities with transmission capacity to file open access tariffs that offer to others transmission service that is comparable to service they provide themselves. In addition, utilities must apply the same tariffs offered to others to their own wholesale energy sales and purchases. The

Company has had an open access transmission tariff on file with the FERC since December 1995. The Order also provides for full recovery of stranded costs-- those costs that were prudently incurred to serve power customers and that could go unrecovered if those customers use open access to move to another supplier.

              Order No. 889 which is also included in the rules, requires utilities to establish electronic systems to share information about available transmission capacity for wholesale transactions.

              The FERC also proposed that each public utility would replace the network and point-to-point tariffs in the open access rule with a single capacity reservation tariff by the end of 1997.

                   WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                       Part II - Other Information to Form 10-Q
                           for Quarter Ended March 31, 1996


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

              1.     (a)     Date and Kind of Meeting:

                             The annual meeting of shareholders was held at Greensburg, Pennsylvania, on April 17, 1996. No proxies were solicited.

                     (b)     Election of Directors:

                             The holder of all 24,361,586 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                                Eleanor Baum                Alan J. Noia
                                William L. Bennett          Jay S. Pifer
                                Klaus Bergman               Steven H. Rice
                                Wendell F. Holland          Gunnar E. Sarsten
                                Phillip E. Lint             Peter L. Shea
                                Edward H. Malone            Peter J. Skrgic
                                Frank A. Metz, Jr.


ITEM 5.      OTHER INFORMATION

                     On April 1, 1996, Champion Industries, Inc., North Branch Energy Inc., and Air Products and Chemicals, Inc., entities claiming involvement or potential involvement in the Burgettstown PURPA project, filed suit in federal court in the Western District of Pennsylvania against the Company, Allegheny Power System, Inc., and Allegheny Power Service Corporation alleging antitrust violations, unfair competition, and intentional interference with a contract. The lawsuit seeks recovery of lost profits and out-of-pocket costs as well as treble and punitive damages. The companies cannot predict the outcome of this proceeding. This case is related to a suit filed on May 2, 1995, in federal court in the same district by Washington Power, LP, the developer of the Burgettstown PURPA project, against the same defendants alleging essentially the same causes of action.


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                     (27)    Financial Data Schedule

             (b) On March 13, 1996, the Company filed a Form 8-K for the restructuring of its organization.

                             On April 11, 1996, the Company filed a Form 8-K containing a Form of Change in Control Employment Contract.

                                       Signature


                      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     WEST PENN POWER COMPANY



                                                             T. J. KLOC
                                                             T. J. Kloc
                                                             Controller
                                                     (Chief Accounting Officer)



May 15, 1996