Form 10-Q
period 1996-06-30
WEST PENN POWER CO
filed 1996-08-13
CIK 105839

Page 1 of 13




                                                   FORM 10-Q



                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C.  20549





                                  Quarterly Report under Section 13 or 15(d)
                                    of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1996


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

          At August 13, 1996, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                               WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                   Form 10-Q for Quarter Ended June 30, 1996



                                                     Index


                                                                         Page
                                                                          No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and six months ended June 30, 1996 and 1995                     3


  Consolidated balance sheet - June 30, 1996
    and December 31, 1995                                                 4


  Consolidated statement of cash flows -
    Six months ended June 30, 1996 and 1995                               5


  Notes to consolidated financial statements                              6-8


  Management's discussion and analysis of financial
    condition and results of operations                                   9-12



PART II--OTHER INFORMATION                                                13


                                                        - 3 -

                            WEST PENN POWER COMPANY AND SUBSIDIARIES COMPANIES
                                       Consolidated Statement of Income



                                                      Three Months Ended                 Six Months Ended
                                                           June 30                           June 30
                                                      1996**         1995             1996**            1995
                                                                    (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                 $   89,987    $   86,974        $  209,766       $  200,474
       Commercial                                      53,176        51,627           112,035          108,696
       Industrial                                      88,736        87,773           180,094          178,999
       Wholesale and other, including affiliates*      15,645        17,044            34,079           37,778
       Bulk power transactions, net*                   10,887         6,422            18,902           12,791
         Total Operating Revenues                     258,431       249,840           554,876          538,738


    OPERATING EXPENSES:
      Operation:
       Fuel                                            57,441        54,121           119,796          118,102
       Purchased power and exchanges*                  32,225        32,944            65,190           65,794
       Deferred power costs, net                        2,936         1,899            11,698            9,689
       Other                                           41,723        34,553           105,057           68,701
      Maintenance                                      25,287        26,743            54,345           54,910
      Depreciation                                     30,739        28,974            60,619           57,700
      Taxes other than income taxes                    22,313        21,743            46,328           44,444
      Federal and state income taxes                   10,828        12,082            22,536           32,726
              Total Operating Expenses                223,492       213,059           485,569          452,066
              Operating Income                         34,939        36,781            69,307           86,672

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                            25           364                59            1,182
      Other income, net                                 2,661         3,583             5,725            5,911
              Total Other Income and Deductions         2,686         3,947             5,784            7,093

              Income Before Interest Charges           37,625        40,728            75,091           93,765

    INTEREST CHARGES:
      Interest on long-term debt                       16,247        15,880            32,494           31,389
      Other interest                                    2,309           842             3,351            1,474
      Allowance for borrowed funds used during
       construction                                      (390)         (607)             (595)          (1,123)

              Total Interest Charges                   18,166        16,115            35,250           31,740


    CONSOLIDATED NET INCOME                        $   19,459    $   24,613        $   39,841       $   62,025

    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities.

      See Note 3 on page 6.

    **The three and six month 1996 periods include restructuring charges and asset write-off of
      $6.7 million and $34.1 million, respectively.  See Note 4 on page 6 for additional information on the restructuring charges.

    See accompanying notes to consolidated financial statements.

                                                                   - 4 -

                             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                                           Consolidated Balance Sheet



                                                                   June 30,                    December 31,
                                                                     1996                          1995
    ASSETS:                                                                   (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $68,925,000
           and $67,626,000 under construction                      $3,115,808                    $3,097,522
         Accumulated depreciation                                  (1,110,360)                   (1,063,399)
                                                                    2,005,448                     2,034,123
      Investments:
         Allegheny Generating Company - common stock at equity         94,507                        96,369
         Other                                                          1,158                         1,239
                                                                       95,665                        97,608
      Current Assets:
         Cash and temporary cash investments                              343                           717
         Accounts receivable:
            Electric service, net of $9,707,000 and $9,436,000
               uncollectible allowance                                115,962                       140,979
            Affiliated and other                                       13,921                        20,183
         Materials and supplies--at average cost:
            Operating and construction                                 37,175                        36,660
            Fuel                                                       27,109                        32,445
         Deferred income taxes                                         25,527                        21,024
         Prepaid taxes                                                 29,354                        12,863
         Other                                                          4,913                         4,881
                                                                      254,304                       269,752
      Deferred Charges:
         Regulatory assets                                            340,638                       342,150
         Unamortized loss on reacquired debt                           11,623                        12,256
         Other                                                         13,149                        15,275
                                                                      365,410                       369,681

                Total Assets                                       $2,720,827                    $2,771,164

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                $465,994                      $465,994
         Other paid-in capital                                         55,475                        55,475
         Retained earnings                                            442,108                       451,719
                                                                      963,577                       973,188
         Preferred stock                                               79,708                        79,708
         Long-term debt and QUIDS                                     904,957                       904,669

                                                                    1,948,242                     1,957,565
      Current Liabilities:
         Short-term debt                                               37,983                        70,218
         Accounts payable                                              50,906                        86,935
         Accounts payable to affiliates                                 5,594                         6,252
         Taxes accrued:
            Federal and state income                                    7,121                         4,128
            Other                                                       9,546                        20,149
         Deferred power costs                                          24,000                        12,399
         Interest accrued                                              17,212                        15,890
         Restructuring liabilities                                     14,446                         6,491
         Other                                                         23,611                        19,927
                                                                      190,419                       242,389
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 49,076                        50,366
         Deferred income taxes                                        463,200                       469,559
         Regulatory liabilities                                        34,194                        35,077
         Restructuring liabilities                                      6,590                        -
         Other                                                         29,106                        16,208
                                                                      582,166                       571,210

                Total Capitalization and Liabilities               $2,720,827                    $2,771,164


      See accompanying notes to consolidated financial statements.

                                          - 5 -


                         WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                               Consolidated Statement of Cash Flows


                                                                            Six Months Ended
                                                                               June 30
                                                                           1996                 1995
                                                                          (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                           $39,841              $62,025
         Depreciation                                                       60,619               57,700
         Deferred investment credit and income taxes, net                  (13,053)               4,206
         Deferred power costs, net                                          11,698                9,689
         Unconsolidated subsidiaries' dividends in excess of earnings        1,948                1,997
         Allowance for other than borrowed funds used
             during construction                                               (59)              (1,182)
         Restructuring charges                                              19,274
         Asset write-off                                                    10,762
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                    31,279               (1,762)
                Materials and supplies                                       4,821               (2,107)
                Accounts payable                                           (36,687)             (31,175)
                Taxes accrued                                               (7,610)              (9,010)
                Interest accrued                                             1,322                  (68)
         Other, net                                                          3,610              (12,293)
                                                                           127,765               78,020

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                         (46,511)             (70,752)
         Allowance for other than borrowed funds used
            during construction                                                 59                1,182
                                                                           (46,452)             (69,570)


    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                          -                  143,700
         Retirement of long-term debt                                        -                  (78,888)
         Short-term debt, net                                              (32,235)                   0
         Notes receivable from affiliates                                        0              (22,800)
         Dividends on capital stock:
            Preferred stock                                                 (1,703)              (4,460)
            Common stock                                                   (47,749)             (46,043)
                                                                           (81,687)              (8,491)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                         (374)                 (41)
    Cash and Temporary Cash Investments at January 1                           717                  345
    Cash and Temporary Cash Investments at June 30                     $       343          $       304


    Supplemental cash flow information:
         Cash paid during the period for:
             Interest (net of amount capitalized)                          $31,394              $30,570
             Income taxes                                                   32,631               26,467



    See accompanying notes to consolidated financial statements.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1995 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes thereto contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.


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

           Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $32.2 million and $69.1 million for the three and six months ended June 1995, respectively, with no change in operating income or consolidated net income.


4. As previously announced, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. In March 1996, the Company and its affiliates announced additional restructuring plans which included consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. Effective July 1996, the Company and its affiliates reduced their workforce by about 570 employees. The reductions were accomplished through an enhanced separation plan, attrition, and layoffs. An additional reduction of about 500 employees during the next two or three years will occur primarily through attrition and, in the union workforce, pursuant to appropriate contract terms.

           Restructuring charges previously recorded were adjusted in the second quarter to reflect current estimates. Restructuring charges reflect estimated liabilities for severance, employee termination costs, and other restructuring costs. Estimated additional restructuring charges of about $15 million will be recorded as the liabilities are incurred. A summary of the Company's restructuring liabilities is provided below:


                                                              Three Months Ended           Six Months Ended
                                                                  June 1996                    June 1996
                                                                         (Millions of Dollars)
           Restructuring liability (before tax):
           Balance at beginning of period                            $27.0                         $ 6.5
             Accruals/adjustments                                     (4.0)                         23.3
             Benefit plans curtailment
               liabilities/adjustments*                                 .2                          (4.7)
             Less payments                                            (2.2)                         (4.1)
           Balance at end of period                                  $21.0                         $21.0


           *Primarily recorded in other deferred credits.


5. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:


                                                          Three Months Ended            Six Months Ended
                                                                June 30                      June 30
                                                           1996             1995         1996           1995
                                                                        (Thousands of Dollars)

Electric operating revenues                              $21,023          $22,061      $41,932        $44,157

Operation & maintenance expense                            1,215            1,571        2,334          3,367
Depreciation                                               4,290            4,224        8,580          8,448
Taxes other than income taxes                              1,198            1,248        2,408          2,547
Federal income taxes                                       3,362            3,502        6,706          6,725
Interest charges                                           4,181            4,432        8,409          9,417
Other income, net                                            -                 (9)          (3)            (9)
    Net income                                           $ 6,777          $ 7,093      $13,498        $13,662


           The Company's share of the equity in earnings above was $3.0 million and $3.2 million for the three months ended June 30, 1996 and 1995, respectively, and $6.1 million for each of the six months ended June 30, 1996 and 1995, and was included in other income, net, on the Consolidated Statement of Income.

6. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                 1996                                     1995
                                           1st                 2nd                  1st                2nd
                                        Quarter              Quarter             Quarter            Quarter

           Number of Shares           24,361,586           24,361,586          24,361,586         24,361,586
           Amount per Share              $.99                 $.97                $.94               $.95

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995


Review of Operations

CONSOLIDATED NET INCOME

                    Consolidated net income for the second quarter of 1996 was $19.5 million compared with $24.6 million for the corresponding 1995 period. For the first six months of 1996, consolidated net income was $39.8 million compared with $62.0 million for the corresponding 1995 period. The three and six month periods ended June 1996 include restructuring charges and an asset write-off of $6.7 million ($4.0 million net of taxes) and $34.1 million ($20.1 million net of taxes), respectively. Restructuring activities reported in the first quarter continued in the second quarter with adjustments to the restructuring charges previously recorded (see Note 4 to the Consolidated Financial Statements). The decrease in earnings for the second quarter and first six months of 1996 of 5% and 3%, respectively, excluding the restructuring charges and an asset write-off, was the net result of increased sales to retail customers offset by higher expenses, primarily operations expense, taxes, and depreciation.


SALES AND REVENUES

                    Retail kilowatt-hour (kWh) sales to residential, commercial, and industrial customers in the second quarter increased 5%, 4%, and 2%, and in the first six months increased 7%, 5%, and 3%, respectively. Growth in the number of customers and increased weather-related sales combined to cause the increase in residential and commercial sales. The increase in kWh sales to industrial customers in the second quarter and first six months of 1996 resulted primarily from increased sales to fabricated metals, coal mining, and wood products customers. The increase in revenues from retail customers resulted from the following:


                                                                               Change from Prior Periods
                                                                               Quarter             Six Months
                                                                                   (Millions of Dollars)

           Increased kWh sales                                                   $3.5                  $14.5
           Fuel and energy cost adjustment clauses*                               1.8                    1.5
           Other                                                                   .2                   (2.3)
                                                                                 $5.5                  $13.7


           *Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.

                    The decrease in wholesale and other revenues resulted primarily from continued decreases in sales of energy and spinning reserve to other affiliated companies.

                    KWh deliveries to and revenues from bulk power transactions are comprised of the following items:


                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                         1996               1995*      1996              1995*
KWh deliveries (in billions):
  From transmission services                              1.6                1.3        3.9               2.8
  From sale of Company generation                          .3                 .1         .3                .1
                                                          1.9                1.4        4.2               2.9
Revenues (in millions):
  From transmission services                            $ 6.0               $4.9      $12.4             $ 9.7
  From sale of Company generation                         4.9                1.5        6.5               3.1
                                                        $10.9               $6.4      $18.9             $12.8

                    Increased transmission services and sales of Company generation resulted primarily from increased activity from power marketers. Most of the aggregate benefits from bulk power and affiliated transactions are passed on to retail customers and have little effect on consolidated net income.

OPERATING EXPENSES

                    Fuel expenses for the second quarter and the first six months of 1996 increased 6% and 1%, respectively. The increase in fuel expenses in both periods was due primarily to an increase in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

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


                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                         1996             1995*         1996             1995*
                                                                          (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation                               $16.3             $16.0        $31.4            $32.6
    Other                                                 6.1               6.9         12.2             11.4
  Power exchanges                                         (.7)              (.4)          .7               .7
Affiliated transactions:
  AGC capacity charges                                    9.2               9.4         18.3             19.0
  Energy and spinning reserve
    charges                                               1.3               1.0          2.6              2.1
                                                        $32.2             $32.9        $65.2            $65.8


*Prior period amounts have been reclassified for comparative purposes to reflect a change in the method of reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 to the Consolidated Financial Statements for further information.


                    The cost of purchased power, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions, and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income.

                    The increases in other operation expense for the three and six months ended June 1996 resulted primarily from restructuring charges discussed in Note 4 to the Consolidated Financial Statements and a $10.8 million write-off of accumulated land-related costs on a previously proposed transmission line. The proposed line is not in the Company's future plans and, in the industry's more competitive environment, it is no longer reasonable to assume future recovery of these costs in rates.

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

                    The increases in depreciation expense for the second quarter and first six months resulted primarily from additions to electric plant.

                    Taxes other than income taxes increased $1.9 million for the first six months primarily from prior year property tax adjustments made in 1995.

                    The net changes in federal and state income taxes for the second quarter and first six month periods resulted primarily from variances in income before income taxes.

                    The combined decrease of $1.7 million in allowance for funds used during construction for the six months ended June 1996 reflects a decrease in capital expenditures.

                    The decrease in other income, net for the second quarter of 1996 was due primarily to interest income earned on funds available as a result of the timing of the debt and preferred stock refinancings in the second quarter of 1995.

                    The increases of $1.5 million and $1.9 million in other interest for the second quarter and first six months, respectively, resulted primarily from interest on overcollections from customers of the Energy Cost Rate (ECR).

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

                    In May 1996, the Pennsylvania Public Utility Commission
(PUC) approved the Company's petition seeking permission to recover from customers through the Energy Cost Rate (ECR) the $31 million buyout cost of the Shannopin PURPA project. The Company will recover the cost over three years including recovery of $24 million in the current ECR year ending March 31, 1997. This increase in customer rates will be offset by a $27 million refund of overcollections from the past ECR year. The buyout will save the Company's customers approximately $665 million over the next 30 years by eliminating the need to buy the overpriced power.

                    The System has joined with six other electric utilities to form the Partnership for Customer Choice (PCC). The group is urging immediate enactment of federal legislation to provide real retail competition to electric customers by the turn of the century. Other members of the partnership are Cinergy, PacifiCorp, Pennsylvania Power & Light, UtiliCorp United, Wisconsin Energy Corporation, and Wisconsin Power and Light. The PCC strongly advocates continued state regulation of local electric distribution, regulation of the transmission and distribution systems to enhance, rather than impede, market efficiency, and a method of dealing with costs that a utility may not recover in the competitive markets (stranded costs) that does not unduly impede the transition to full competition.

                    The Company and its affiliates and three other electric utilities, whose service areas extend from Lake Erie to North Carolina, have formed an alliance to jointly manage and coordinate the operation of their interconnected transmission systems. Alliance operation of the systems will increase transmission reliability for the companies' nearly
5.5 million retail customers in six states by scheduling and coordinating bulk power transactions. The alliance will also establish fair compensation for use of the transmission systems by alliance members and by power wholesalers.

             WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                 Part II - Other Information to Form 10-Q
                      for Quarter Ended June 30, 1996


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      (27)    Financial Data Schedule

           (b) As reported in the first quarter 1996 10-Q, on April 11, 1996, the Company filed a Form 8-K containing a Form of Change in Control Employment Contract.





                                 Signature


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   WEST PENN POWER COMPANY



                                                   THOMAS J. KLOC
                                                   Thomas J. Kloc
                                                   Controller
                                                   (Chief Accounting Officer)

August 13, 1996