Form 10-Q
period 1996-09-30
WEST PENN POWER CO
filed 1996-11-13
CIK 105839

                                                   FORM 10-Q



                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C.  20549





                                  Quarterly Report under Section 13 or 15(d)
                                    of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1996


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

          At November 13, 1996, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                               WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                                Form 10-Q for Quarter Ended September 30, 1996



                                                     Index


                                                                          Page
                                                                           No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and nine months ended September 30, 1996 and 1995                 3


  Consolidated balance sheet - September 30, 1996
    and December 31, 1995                                                   4


  Consolidated statement of cash flows -
    Nine months ended September 30, 1996 and 1995                           5


  Notes to consolidated financial statements                               6-8


  Management's discussion and analysis of financial
    condition and results of operations                                    9-13



PART II--OTHER INFORMATION                                                   13

                                     WEST PENN POWER COMPANY AND SUBSIDIARIES
                                          Consolidated Statement of Income

                                                           Three Months Ended                Nine Months Ended
                                                              September 30                      September 30
                                                            1996          1995              1996             1995
                                                                          (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                      $   94,853    $  100,591        $  304,619       $  301,065
       Commercial                                           57,411        59,702           169,446          168,398
       Industrial                                           86,182        87,839           266,276          266,838
       Wholesale and other, including affiliates*           18,220        15,540            52,299           53,318
       Bulk power transactions, net*                         7,016         7,165            25,918           19,956
         Total Operating Revenues                          263,682       270,837           818,558          809,575


    OPERATING EXPENSES:
      Operation:
       Fuel                                                 59,278        61,244           179,074          179,346
       Purchased power and exchanges, net*                  28,382        29,185            93,572           94,977
       Deferred power costs, net                             1,922         2,901            13,620           12,590
       Other**                                              41,051        41,661           146,108          110,364
      Maintenance                                           25,723        28,051            80,068           82,961
      Depreciation                                          30,309        28,707            90,928           86,407
      Taxes other than income taxes                         22,333        22,896            68,661           67,340
      Federal and state income taxes                        14,772        15,300            37,308           48,026
                      Total Operating Expenses             223,770       229,945           709,339          682,011
                      Operating Income                      39,912        40,892           109,219          127,564

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                 85           939               144            2,121
      Other income, net                                      3,712         3,538             9,437            9,449
                      Total Other Income and Deductions      3,797         4,477             9,581           11,570

                      Income Before Interest Charges        43,709        45,369           118,800          139,134

    INTEREST CHARGES:
      Interest on long-term debt                            16,248        16,631            48,742           48,020
      Other interest                                         1,788           742             5,139            2,216
      Allowance for borrowed funds used during
       construction                                           (657)         (638)           (1,252)          (1,761)

                      Total Interest Charges                17,379        16,735            52,629           48,475


    CONSOLIDATED NET INCOME                             $   26,330    $   28,634        $   66,171       $   90,659

    * Prior period amounts have been reclassified for comparative purposes to reflect a change in 1996 in reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 on page 6.

    **Includes restructuring charges of 3.6 million for the three-month period ended September 30, 1996 and restructuring charges and asset write-off of $37.6 million for the nine-month period ended September 30, 1996.

      Includes restructuring charges of $6.0 million for the three and nine-month periods ended September 30, 1995.

      See Note 4 on pages 6 and 7 for additional information on the restructuring charges.

      See accompanying notes to consolidated financial statements.

                              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES
                                         Consolidated Balance Sheet

                                                                 September 30,                 December 31,
                                                                     1996                           1995
                                                                           (Thousands of Dollars)
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $78,292,000
           and $67,626,000 under construction                      $3,143,703                    $3,097,522
         Accumulated depreciation                                  (1,138,035)                   (1,063,399)
                                                                    2,005,668                     2,034,123
      Investments:
         Allegheny Generating Company - common stock at equity         94,545                        96,369
         Other                                                          1,053                         1,239
                                                                       95,598                        97,608
      Current Assets:
         Cash and temporary cash investments                            4,826                           717
         Accounts receivable:
            Electric service, net of $10,674,000 and $9,436,000
               uncollectible allowance                                109,341                       140,979
            Affiliated and other                                       18,826                        20,183
         Materials and supplies--at average cost:
            Operating and construction                                 36,318                        36,660
            Fuel                                                       25,215                        32,445
         Deferred income taxes                                         29,868                        21,024
         Prepaid taxes                                                 21,812                        12,863
         Other                                                          8,224                         4,881
                                                                      254,430                       269,752
      Deferred Charges:
         Regulatory assets                                            339,561                       342,150
         Unamortized loss on reacquired debt                           11,307                        12,256
         Other                                                         21,281                        15,275
                                                                      372,149                       369,681

                Total Assets                                       $2,727,845                    $2,771,164

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                $465,994                      $465,994
         Other paid-in capital                                         55,475                        55,475
         Retained earnings                                            444,155                       451,719
                                                                      965,624                       973,188
         Preferred stock                                               79,708                        79,708
         Long-term debt and QUIDS                                     905,101                       904,669
                                                                    1,950,433                     1,957,565
      Current Liabilities:
         Short-term debt                                               32,300                        70,218
         Accounts payable                                              67,473                        86,935
         Accounts payable to affiliates                                   809                         6,252
         Taxes accrued:
            Federal and state income                                   15,707                         4,128
            Other                                                      12,328                        20,149
         Deferred power costs                                          12,135                        12,399
         Interest accrued                                              14,061                        15,890
         Restructuring liabilities                                     19,621                         6,491
         Other                                                         29,819                        19,927
                                                                      204,253                       242,389
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                 48,431                        50,366
         Deferred income taxes                                        468,821                       469,559
         Regulatory liabilities                                        33,745                        35,077
         Restructuring liabilities                                        875                        -
         Other                                                         21,287                        16,208
                                                                      573,159                       571,210

                Total Capitalization and Liabilities               $2,727,845                    $2,771,164

      See accompanying notes to consolidated financial statements

                                             WEST PENN POWER COMPANY
                                             Statement of Cash Flows

                                                                               Nine Months Ended
                                                                                 September 30
                                                                           1996               1995
                                                                            (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                          $66,171            $90,659
         Depreciation                                                      90,928             86,407
         Deferred investment credit and income taxes, net                 (12,867)             2,147
         Deferred power costs, net                                         13,620             12,590
         Unconsolidated subsidiaries' dividends in excess of earnings       1,940              2,934
         Allowance for other than borrowed funds used
             during construction                                             (144)            (2,121)
         Restructuring liability                                           16,191              6,042
         Asset write-off                                                   10,762               -
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                   32,995            (12,013)
                Materials and supplies                                      7,572              3,993
                Accounts payable                                          (24,905)           (29,954)
                Taxes accrued                                               3,758             (8,752)
                Interest accrued                                           (1,829)              (764)
         Other, net                                                       (11,431)              (149)
                                                                          192,761            151,019

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                        (77,142)          (106,654)
         Allowance for other than borrowed funds used
            during construction                                               144              2,121
                                                                          (76,998)          (104,533)


    CASH FLOWS FROM FINANCING:
         Retirement of preferred stock                                       -               (72,369)
         Issuance of long-term debt                                          -               143,700
         Retirement of long-term debt                                        -               (78,888)
         Short-term debt, net                                             (37,919)            34,581
         Notes receivable from affiliates                                    -                 1,000
         Dividends on capital stock:
            Preferred stock                                                (2,575)            (5,332)
            Common stock                                                  (71,160)           (68,456)
                                                                         (111,654)           (45,764)

    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                       4,109                722
    Cash and Temporary Cash Investments at January 1                          717                345
    Cash and Temporary Cash Investments at September 30                 $   4,826          $   1,067


    Supplemental cash flow information:
         Cash paid during the quarter for:
             Interest (net of amount capitalized)                         $50,514            $47,859
             Income taxes                                                  38,914             46,343


    See accompanying notes to financial statements.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                 Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1995 should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1995 consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.


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

           Under the new reporting method all such transactions are recorded on a net revenue basis. The effect of the reclassification was to reduce amounts reported for bulk power transaction revenues and operation expenses by $38.4 million and $107.6 million for the three and nine months ended September 1995, respectively, with no change in operating income or consolidated net income.


4. As reported in the 1995 third quarter 10-Q, the System is undergoing a reorganization and reengineering process (restructuring) to simplify its management structure and to increase efficiency. In March 1996, the Company and its affiliates announced additional restructuring plans which included consolidating operating divisions, and centralizing and changing many accounting, customer services, and other functions. As of September 1996, the Company and its affiliates reduced their workforce by about 750 employees. The reductions were accomplished through an enhanced separation plan, attrition, and layoffs. An additional reduction of about 250 employees during the next two or three years will occur primarily through attrition, early retirement packages, and, in the union workforce, pursuant to appropriate contract terms.

           Restructuring charges previously recorded were adjusted and additional charges were recorded in the third quarter to reflect current estimates. Restructuring charges reflect estimated liabilities for severance, employee termination costs, and other restructuring costs. Estimated additional restructuring charges of about $10 to $13 million will be recorded as the liabilities are incurred. A summary of the Company's restructuring liabilities is provided below:

                                                               Three Months Ended            Nine Months Ended
                                                                 September 1996                September 1996
                                                                          (Millions of Dollars)

           Restructuring liability (before tax):
             Balance at beginning of period                             $21.0                       $ 6.5
               Accruals/adjustments                                       3.6                        26.9
               Benefit plans curtailment
                 liabilities/adjustments*                                 2.6                        (2.2)
               Less payments                                             (6.7)                      (10.7)
             Balance at end of period                                   $20.5                       $20.5

           *Primarily recorded in other deferred credits.


5. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:

                                                           Three Months Ended             Nine Months Ended
                                                              September 30                   September 30
                                                            1996           1995            1996           1995
                                                                          (Thousands of Dollars)

Electric operating revenues                               $20,825         $21,573        $62,757        $65,730

Operation & maintenance expense                             1,299           1,324          3,633          4,691
Depreciation                                                4,290           4,274         12,870         12,722
Taxes other than income taxes                               1,174           1,221          3,582          3,768
Federal income taxes                                        3,296           3,410         10,002         10,135
Interest charges                                            4,081           4,385         12,490         13,802
Other income, net                                              (1)             (5)            (4)           (14)
           Net income                                     $ 6,686         $ 6,964        $20,184        $20,626

           The Company's share of the equity in earnings above was $3.0 million and $3.1 million for the three months ended September 30, 1996 and 1995, respectively, and $9.1 million and $9.3 million for the nine months ended September 30, 1996 and 1995, respectively, and was included in other income, net, on the Consolidated Statement of Income.

6. Common stock dividends per share declared and paid during the periods for which income statements are included are as follows:

                                                 1996                                     1995
                                          Number             Amount                Number             Amount
                                        of Shares          Per Share             of Shares          Per Share

           First Quarter               24,361,586             $.99              24,361,586             $.94
           Second Quarter              24,361,586             $.97              24,361,586             $.95
           Third Quarter               24,361,586             $.96              24,361,586             $.92

           Earnings per share are not reported inasmuch as the common stock of the Company is 100% owned by its parent, Allegheny Power System, Inc.

              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


    COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
         WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995


Review of Operations

CONSOLIDATED NET INCOME

                   Consolidated net income for the third quarter of 1996 was $26.3 million compared with $28.6 million for the corresponding 1995 period. For the first nine months of 1996, consolidated net income was $66.2 million compared with $90.7 million for the corresponding 1995 period.

                   The three month period ended September 1996 includes a restructuring charge of $3.6 million ($2.1 million, net of taxes) and the nine month period ended September 1996 includes a restructuring charge and asset write-off of $37.6 million ($22.2 million, net of taxes). The three and nine month periods ended September 1995 include a restructuring charge of $6.0 million ($3.5 million, net of taxes). Restructuring activities reported in the first six months continued in the third quarter (see Note 4 to the Consolidated Financial Statements).

                   The decrease in earnings for the third quarter of 1996, excluding restructuring charges, was primarily due to a decrease in kilowatt-hour (kWh) sales to residential customers because of relatively cool weather this summer compared with the extremely hot weather in the summer of 1995. The decrease in year-to-date earnings, excluding restructuring charges and asset write-off, was primarily due to higher depreciation expense, increased charge-offs for uncollectible accounts, and decreased allowance for funds used during construction due to a lower level of construction work in progress.


SALES AND REVENUES

                   Retail kWh sales to residential and commercial customers in the third quarter decreased 5%, and 3%, and to industrial
customers remained about the same.   Retail kWh sales in the first nine
months to residential, commercial, and industrial customers increased 3%,
2%, and   2%, respectively.  Decreased weather-related sales in the third quarter largely due to cooling degree days that were 30% below normal and 58% below the corresponding 1995 period more than offset growth in the number of customers which resulted in the decrease in residential and commercial sales. The increase in kWh sales to residential and commercial customers in the first nine months was due to increases in both the number of customers and usage. Heating degree days in the relatively cold January through April 1996 period were 8% above the corresponding 1995 period. The increase in kWh sales to industrial customers in the first nine months of 1996 resulted primarily from increased sales to coal mining, wood products, and electrical and electronic customers. Revenues from sales to industrial customers decreased in both the third quarter and nine months ended September 1996 due primarily to a decrease in the fuel and energy cost component. The changes in revenues from retail customers resulted from the following:

                                                                                Change from Prior Periods
                                                                                Quarter       Nine Months
                                                                                  (Millions of Dollars)

           Increased (decreased) kWh sales                                       $(4.3)          $11.1
           Fuel and energy cost adjustment clauses*                               (5.0)           (4.4)
           Other                                                                  ( .4)           (2.7)
                                                                                 $(9.7)          $ 4.0

           *Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.


                   The change in wholesale and other revenues for the three and nine months ended September 1996 resulted primarily from changes in sales of energy and spinning reserve to other affiliated companies.

                   KWh deliveries to and revenues from bulk power transactions are comprised of the following items:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                   September 30
                                                             1996             1995*        1996            1995*
KWh deliveries (in billions):
  From transmission services                                  1.8              1.7          5.7             4.5
  From sale of Company generation                              .1               .1           .4              .2
                                                              1.9              1.8          6.1             4.7
Revenues (in millions):
  From transmission services                                $ 5.4             $4.9        $17.9           $14.6
  From sale of Company generation                             1.6              2.3          8.0             5.4
                                                            $ 7.0             $7.2        $25.9           $20.0

                   Increased transmission services and sales of Company generation resulted primarily from increased activity from power marketers. Most of the benefits from bulk power and affiliated transactions are passed on to retail customers and have little effect on consolidated net income.

OPERATING EXPENSES

                   Fuel expenses for the third quarter decreased 3% and for the first nine months of 1996 remained about the same. The decrease in fuel expenses in the third quarter was due primarily to a decrease in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income.

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

                                                            Three Months Ended           Nine Months Ended
                                                               September 30                 September 30
                                                             1996             1995*       1996              1995*
                                                                            (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation                                   $15.1            $15.3       $46.6             $48.0
    Other                                                     3.3              3.3        15.6              14.7
  Power exchanges                                              -              (1.3)         .7               (.6)
Affiliated transactions:
  AGC capacity charges                                        9.1              9.5        27.3              28.5
  Energy and spinning reserve
    charges                                                    .9              2.4         3.4               4.4
                                                            $28.4            $29.2       $93.6             $95.0

*Prior period amounts have been reclassified for comparative purposes to reflect a change in the method of reporting certain bulk power transmission transactions with nonaffiliated utilities. See Note 3 to the Consolidated Financial Statements for further information.

                   The cost of purchased power, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commissions, and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. During 1996, the Company has recovered $12 million of deferred power costs for the Shannopin PURPA project buyout as discussed on page 13.

                   The increase in other operation expense for the three and nine months ended September 1996, excluding restructuring charges discussed in Note 4 to the Consolidated Financial Statements and a $10.8 million write-off of accumulated land-related costs on a previously proposed transmission line, was primarily due to increased charge-offs for uncollectible accounts.

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

                   The increases in depreciation expense for the third quarter and first nine months resulted primarily from additions to electric plant.

                   Taxes other than income taxes increased $1.3 million for the first nine months primarily from prior year property tax adjustments made in 1995.

                   The net changes in federal and state income taxes for the third quarter and first nine month periods resulted primarily from variances in income before income taxes.

                   The combined decrease of $2.4 million in allowance for funds used during construction for the nine months ended September 1996 reflects a decrease in capital expenditures.

                   The increases of $1.0 million and $2.9 million in other interest for the third quarter and first nine months, respectively, resulted primarily from interest on overcollections from customers of the Energy Cost Rate (ECR).


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

                   In May 1996, the Pennsylvania Public Utility Commission approved the Company's petition seeking permission to recover from customers through the Energy Cost Rate (ECR) the $31 million buyout cost of the Shannopin PURPA project. The Company will recover the cost over three years including recovery of $24 million in the current ECR year ending March 31, 1997. This increase in customer rates will be offset by a $27 million refund of overcollections from the past ECR year. The buyout will save the Company's customers approximately $665 million over the next 30 years by eliminating the need to buy the overpriced power.

                   The Company continues to advocate true competition in the electric utility industry. The Company is working with a group of Pennsylvania legislators, regulators, utility representatives, and others to attempt to draft consensus legislation that would bring retail customer choice in a meaningful time frame. The Company is very proactive in its efforts to promote deregulation in the electric utility industry. The Company also believes that a Federal framework of legislation is necessary because of differences among the states. Along with Federal legislation, the Company supports deregulation of all generation, regulation of transmission by the Federal Energy Regulatory Commission, and regulation of distribution companies by states.


              WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

                  Part II - Other Information to Form 10-Q
                    for Quarter Ended September 30, 1996


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     (27)     Financial Data Schedule

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1996.



                                  Signature


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     WEST PENN POWER COMPANY



                                                     /s/   THOMAS J. KLOC
                                                           Thomas J. Kloc
                                                             Controller
                                                    (Chief Accounting Officer)

November 13, 1996