Form 10-Q
period 1997-03-31
WEST PENN POWER CO
filed 1997-05-14
CIK 105839

                                                   FORM 10-Q



                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C.  20549





                                  Quarterly Report under Section 13 or 15(d)
                                    of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1997


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

          At May 14, 1997, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                          WEST PENN POWER COMPANY AND SUBSIDIARIES
                         Form 10-Q for Quarter Ended March 31, 1997



                                                     Index


                                                                       Page
                                                                        No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three months ended March 31, 1997 and 1996                           3


  Consolidated balance sheet - March 31, 1997
    and December 31, 1996                                                4


  Consolidated statement of cash flows -
    Three months ended March 31, 1997 and 1996                           5


  Notes to consolidated financial statements                            6-7


  Management's discussion and analysis of financial
    condition and results of operations                                 8-11



PART II--OTHER INFORMATION                                             12-13

                                 WEST PENN POWER COMPANY AND SUBSIDIARIES
                                      Consolidated Statement of Income




                                                                    Three Months Ended
                                                                        March 31
                                                                 1997            1996
                                                                 (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                            $ 110,311       $ 119,779
       Commercial                                                56,137          58,859
       Industrial                                                87,741          91,358
       Wholesale and other, including affiliates                 19,788          18,434
       Bulk power transactions, net                               8,553           8,015
         Total Operating Revenues                               282,530         296,445


    OPERATING EXPENSES:
      Operation:
       Fuel                                                      64,146          62,355
       Purchased power and exchanges, net                        31,915          32,965
       Deferred power costs, net                                  2,048           8,762
       Other                                                     35,892          36,596
      Maintenance                                                27,093          28,434
      Restructuring charges                                        -             27,371
      Depreciation                                               30,454          29,880
      Taxes other than income taxes                              23,522          24,006
      Federal and state income taxes                             20,189          11,708
              Total Operating Expenses                          235,259         262,077
              Operating Income                                   47,271          34,368

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                                     609              34
      Other income, net                                           5,597           3,064
              Total Other Income and Deductions                   6,206           3,098

              Income Before Interest Charges                     53,477          37,466

    INTEREST CHARGES:
      Interest on long-term debt                                 16,247          16,247
      Other interest                                                820           1,042
      Allowance for borrowed funds used during
       construction                                                (491)           (205)

              Total Interest Charges                             16,576          17,084


    CONSOLIDATED NET INCOME                                   $  36,901       $  20,382


    See accompanying notes to consolidated financial statements.

                                                        - 4 -
                                 WEST PENN POWER COMPANY AND SUBSIDIARIES
                                          Consolidated Balance Sheet





                                                                    March 31,            December 31,
                                                                       1997                  1996
    ASSETS:                                                              (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $107,755,000
           and $102,003,000 under construction                      $3,200,115            $3,182,208
         Accumulated depreciation                                   (1,182,721)           (1,152,383)
                                                                     2,017,394             2,029,825
      Investments and Other Assets:
         Allegheny Generating Company - common stock at equity          90,179                91,330
         Other                                                             851                   881
                                                                        91,030                92,211
      Current Assets:
         Cash and temporary cash investments                             6,444                 5,160
         Accounts receivable:
            Electric service, net of $11,857,000 and $11,524,000
               uncollectible allowance                                 116,208               117,240
            Affiliated and other                                        22,793                20,251
         Materials and supplies - at average cost:
            Operating and construction                                  36,064                34,011
            Fuel                                                        31,433                26,247
         Prepaid taxes                                                  30,799                20,688
         Deferred income taxes                                          35,364                29,003
         Other                                                           6,374                10,392
                                                                       285,479               262,992
      Deferred Charges:
         Regulatory assets                                             286,830               284,099
         Unamortized loss on reacquired debt                            10,674                10,990
         Other                                                          17,999                19,620
                                                                       315,503               314,709

                Total Assets                                        $2,709,406            $2,699,737

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                                 $465,994              $465,994
         Other paid-in capital                                          55,475                55,475
         Retained earnings                                             418,634               441,283
                                                                       940,103               962,752
         Preferred stock                                                79,708                79,708
         Long-term debt and QUIDS                                      905,387               905,243
                                                                     1,925,198             1,947,703
      Current Liabilities:
         Short-term debt                                                61,700                33,387
         Accounts payable                                               71,447                74,229
         Accounts payable to affiliates                                  9,092                 7,985
         Taxes accrued:
            Federal and state income                                    11,254                   250
            Other                                                       10,274                28,649
         Deferred power costs                                           14,803                10,107
         Interest accrued                                               14,072                15,741
         Restructuring liability                                        20,832                27,134
         Other                                                          24,446                21,341
                                                                       237,920               218,823
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                  47,141                47,786
         Deferred income taxes                                         441,951               429,122
         Regulatory liabilities                                         32,940                33,302
         Other                                                          24,256                23,001
                                                                       546,288               533,211

                Total Capitalization and Liabilities                $2,709,406            $2,699,737


      See accompanying notes to consolidated financial statements.

                    WEST PENN POWER COMPANY AND SUBSIDIARIES
                       Consolidated Statement of Cash Flows


                                                                           Three Months Ended
                                                                                  March 31
                                                                         1997             1996
                                                                          (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                        $36,901          $20,382
         Depreciation                                                    30,454           29,880
         Deferred investment credit and income taxes, net                 2,539          (12,740)
         Deferred power costs, net                                        2,048            8,762
         Unconsolidated subsidiaries' dividends in excess of earnings     1,183            1,171
         Allowance for other than borrowed funds used
             during construction                                           (609)             (34)
         Restructuring liability                                           -              25,488
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                 (1,510)          18,007
                Materials and supplies                                   (7,239)          (3,178)
                Accounts payable                                         (1,675)         (30,459)
                Taxes accrued                                            (7,371)          11,789
                Interest accrued                                         (1,669)            (327)
         Other, net                                                      (4,550)         (12,905)
                                                                         48,502           55,836

    CASH FLOWS FROM INVESTING:
         Construction expenditures                                      (19,490)         (18,670)
         Allowance for other than borrowed funds used
            during construction                                             609               34
                                                                        (18,881)         (18,636)

    CASH FLOWS FROM FINANCING:
         Short-term debt, net                                            28,313          (12,498)
         Notes receivable from affiliates                                 2,900             -
         Dividends on capital stock:
            Preferred stock                                                (839)            (861)
            Common stock                                                (58,711)         (24,118)
                                                                        (28,337)         (37,477)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                     1,284             (277)
    Cash and Temporary Cash Investments at January 1                      5,160              717
    Cash and Temporary Cash Investments at March 31             $         6,444        $     440


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                       $17,579          $16,811
             Income taxes                                                  -               2,507



    See accompanying notes to consolidated financial statements.

                  WEST PENN POWER COMPANY AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1996, consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.


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


3. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. Following is a summary of income statement information for AGC:


                                                                                   Three Months Ended
                                                                                        March 31
                                                                                   1997                1996
                                                                                (Thousands of Dollars)

                 Electric operating revenues                                    $20,216             $20,909

                 Operation and maintenance expense                                1,285               1,119
                 Depreciation                                                     4,284               4,290
                 Taxes other than income taxes                                    1,195               1,210
                 Federal income taxes                                             3,124               3,344
                 Interest charges                                                 3,960               4,228
                 Other income, net                                                  -                    (3)
                     Net income                                                 $ 6,368             $ 6,721



           The Company's share of the equity in earnings above was $2.9 million and $3.0 million for the three months ended March 31, 1997 and 1996, respectively, and was included in other income, net, on the Consolidated Statement of Income.

4. Restructuring charges in the first quarter of 1996 ($16.1 million, net of tax) include expenses associated with the reorganization, which is essentially complete.


5. On April 7, 1997, Allegheny Power System, Inc. and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities.

           The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months.

                  WEST PENN POWER COMPANY AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


       COMPARISON OF FIRST QUARTER OF 1997 WITH FIRST QUARTER OF 1996


Review of Operations

CONSOLIDATED NET INCOME

                    Consolidated net income for the first quarter of 1997 and 1996, and the after tax restructuring charges included in the 1996 period are shown below.

                                                                               Consolidated Net Income
                                                                                  Three Months Ended
                                                                                       March 31
                                                                                   1997               1996
                                                                                 (Millions of Dollars)

           Consolidated Net Income as Reported                                   $36.9               $20.4

           Restructuring Charges                                                   -                  16.1

           Consolidated Net Income Adjusted                                      $36.9               $36.5



                    The increase in adjusted consolidated net income before restructuring charges for the first quarter of 1997 was due to a gain on a sale of land by a subsidiary and lower expenses, which more than offset decreased retail sales which resulted from the mild first quarter weather.


SALES AND REVENUES

                    In the first quarter of 1997, retail kilowatt-hour
(kWh) sales to residential, commercial, and industrial customers decreased 7%, 4%, and 1%, respectively. Residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased due to heating degree days that were 12% below the corresponding 1996 period and more than 8% below normal. Commercial kWh sales also decreased primarily because of the mild weather. Industrial kWh sales decreased for a variety of reasons, primarily in the iron and steel and coal mining customers groups.

                    The decrease in revenues from sales to residential, commercial, and industrial customers resulted from the following:


                                                                            Decrease from Prior Period
                                                                                (Millions of Dollars)

           Decreased kWh sales                                                            $ (7.6)
           Fuel and energy cost adjustment clauses*                                         (7.5)
           Other                                                                             (.7)
               Decrease in retail revenues                                                $(15.8)



  * Changes in revenues from fuel and energy cost adjustment clauses have little effect on consolidated net income.
           However, beginning May 1, 1997, the Company will roll its fuel and energy cost adjustment clause (energy cost rate or ECR) into base rates and will discontinue deferred fuel accounting. The Company will then assume the risks of increases in the costs of fuel and purchased power and any declines in bulk power transaction sales. However, the Company will also retain the benefits of decreases in such costs and increases in such sales.


                    Revenues from bulk power transactions consist of the following items:


                                                                                   Three Months Ended
                                                                                        March 31
                                                                                   1997                1996
                                                                                 (Millions of Dollars)
             Revenues:
               From transmission services                                          $5.6                $6.4
               From sales of Company generation                                     3.0                 1.6
                    Total                                                          $8.6                $8.0



                    Most of the aggregate benefits from bulk power transactions are passed on to retail customers through fuel cost adjustment clauses and have little effect on consolidated net income. However, beginning May 1, 1997, due to the elimination of the Company's ECR, the Company, will retain the aggregate benefits from bulk power transactions. See page 11 for more information.


OPERATING EXPENSES

                    Fuel expenses increased 3% due to an increase in kWh generated. Fuel expenses are primarily subject to deferred power cost accounting procedures with the result that changes in fuel expenses have little effect on consolidated net income. See page 11 for information regarding the May 1, 1997 change in the ECR in Pennsylvania.

                    "Purchased Power and Exchanges, Net" represents power purchases from and exchanges with nonaffiliated companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company
(AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Power System at any given time, and consists of the following items:


                                                                                   Three Months Ended
                                                                                        March 31
                                                                                   1997                1996
                                                                                 (Millions of Dollars)
             Nonaffiliated transactions:
               Purchased power:
                 From PURPA generation                                           $16.7               $15.1
                 Other                                                             3.8                 6.1
               Power exchanges, net                                                1.8                 1.4
             Affiliated transactions:
               AGC capacity charges                                                8.8                 9.1
               Energy and spinning reserve charges                                  .8                 1.3
                    Purchased power and exchanges, net                           $31.9               $33.0



                    Other purchased power decreased because of decreased sales to retail customers. The cost of purchased power and exchanges, including power from PURPA generation and affiliated transactions, is mostly recovered from customers currently through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commission, and is primarily subject to deferred power cost procedures with the result that changes in such costs have little effect on consolidated net income. See page 11 for information regarding the May 1, 1997 change in the ECR in Pennsylvania.

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

                    Restructuring charges in the first quarter of 1996 include expenses associated with the reorganization, which is essentially complete.

                    The depreciation expense increase resulted from additions to electric plant. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

                    The increase in federal and state income taxes resulted primarily from an increase in income before taxes.

                    The combined increase of $.9 million in allowance for funds used during construction (AFUDC) reflects an increase in capital expenditures.

                    Other income, net increased $2.5 million primarily due to the gain on a sale of land by the Company's subsidiary, West Virginia Power & Transmission Company.

                    Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

Financial Condition and Requirements

                    The Company's discussion on Financial Condition and Requirements and Competition in Core Business in the Allegheny Power companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

                    In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, to the restructuring of the electric utility industry and the Pennsylvania restructuring legislation, merger activities, and legal actions.

                    The Company continues to advocate true competition in the electric utility industry. Speaking on behalf of the Partnership for Customer Choice (PCC), a group of utilities established in 1996 to push for the enactment of federal legislation to bring real choice to electric consumers by a date certain, the Allegheny Power System's President and CEO continues to deliver a strong, clear message to lawmakers and others that federal legislation is needed to advance fair and equal competition in the electric utility industry that would eliminate a patchwork of state-by-state customer choice plans.

                    In preparation for retail competition in Pennsylvania, the Company filed a petition on February 28, 1997 with the Pennsylvania Public Utility Commission (PUC) asking for permission to roll energy costs and state tax adjustments into base rates, effective May 1, 1997. On April 24, 1997, the PUC approved the Company's request to roll the above items into base rates but denied the request to defer the difference between the level of energy costs rolled into base rates and an anticipated future level of such costs. The Company's petition was necessitated by the passage of the Electric Generation Customer Choice and Competition Act, which capped electric rates in Pennsylvania as of January 1, 1997, and marks a major ratemaking change for the Company. Effective May 1, 1997, the Company's cost of fuel and costs for energy purchased from other companies will no longer be protected by deferred fuel accounting, so fuel purchases and purchased power operations will begin to affect the Company's earnings. The move will not only simplify the Company's rate structure, but will provide additional incentive to keep the costs of fuel and associated expenses down, moving the Company one step closer to full retail choice.

                    At the end of February, all electric utilities in Pennsylvania, including the Company, filed proposals to establish retail access pilot programs, which will allow customers in part of Pennsylvania to purchase electric generation from their existing utility or an alternative supplier. The existing utility, however, will continue to provide these customers with transmission and distribution, as well as related services. Before the end of 1997, about 5% of all electric consumers in Pennsylvania will have the opportunity to choose their electric supplier.

                    The Company's pilot is slated to begin late this year and will continue until January 1, 1999, when one-third of electric consumers in Pennsylvania will be allowed to choose their electricity providers. Another one-third of customers will be allowed to choose on January 1, 2000, and the final one-third will have the opportunity to choose on January 1, 2001. Required under the Electric Generation Customer Choice and Competition Act, the pilot must be approved by the Pennsylvania Public Utility Commission before its implementation.

                  WEST PENN POWER COMPANY AND SUBSIDIARIES

                  Part II - Other Information to Form 10-Q
                      for Quarter Ended March 31, 1997


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

            1.     (a)    Date and Kind of Meeting:

                          The annual meeting of shareholders was held at Greensburg, Pennsylvania, on April 16, 1997. No proxies were solicited.

                   (b)    Election of Directors:

                          The holder of all 24,361,586 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:


                             Eleanor Baum                                 Michael P. Morrell
                             William L. Bennett                           Alan J. Noia
                             Klaus Bergman                                Jay S. Pifer
                             Wendell F. Holland                           Steven H. Rice
                             Phillip E. Lint                              Gunnar E. Sarsten
                             Edward H. Malone                             Peter L. Shea
                             Frank A. Metz, Jr.                           Peter J. Skrgic



ITEM 5.    OTHER INFORMATION

                   On April 7, 1997, Allegheny Power System, Inc. and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy. It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities.

                   The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained within 12 to 18 months.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      (27)   Financial Data Schedule

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1997.

                                  Signature


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WEST PENN POWER COMPANY



                                              /s/      T. J. KLOC
                                                       T. J. Kloc
                                                       Controller
                                              (Chief Accounting Officer)

May 14, 1997