Form 10-Q
period 1997-06-30
WEST PENN POWER CO
filed 1997-08-14
CIK 105839

                                                   FORM 10-Q



                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C.  20549





                                  Quarterly Report under Section 13 or 15(d)
                                    of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1997


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

          At August 14, 1997, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Power System, Inc., the Company's parent.

                    WEST PENN POWER COMPANY AND SUBSIDIARIES

                   Form 10-Q for Quarter Ended June 30, 1997



                                                     Index


                                                                      Page
                                                                       No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and six months ended June 30, 1997 and 1996                   3


  Consolidated balance sheet - June 30, 1997
    and December 31, 1996                                               4


  Consolidated statement of cash flows -
    Six months ended June 30, 1997 and 1996                             5


  Notes to consolidated financial statements                           6-9


  Management's discussion and analysis of financial
    condition and results of operations                               10-14



PART II--OTHER INFORMATION                                            15-16

                    WEST PENN POWER COMPANY AND SUBSIDIARIES
                        Consolidated Statement of Income




                                                     Three Months Ended          Six Months Ended
                                                          June 30                    June 30
                                                     1997         1996           1997         1996
                                                                (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                $  86,022    $  89,987      $ 196,333    $ 209,766
       Commercial                                    52,178       53,176        108,315      112,035
       Industrial                                    88,242       88,736        175,983      180,094
       Wholesale and other, including affiliates     17,525       15,645         37,313       34,079
       Bulk power transactions, net                   8,764       10,887         17,317       18,902
         Total Operating Revenues                   252,731      258,431        535,261      554,876


    OPERATING EXPENSES:
      Operation:
       Fuel                                          61,185       57,441        125,331      119,796
       Purchased power and exchanges, net            29,651       32,225         61,566       65,190
       Deferred power costs, net                        874        2,936          2,922       11,698
       Other                                         36,907       36,024         72,799       72,620
      Maintenance                                    25,460       24,284         52,553       52,718
      Restructuring charges and asset write-off        -           6,706           -          34,077
      Depreciation                                   30,448       30,739         60,902       60,619
      Taxes other than income taxes                  21,765       22,309         45,287       46,315
      Federal and state income taxes                 10,780       10,828         30,969       22,536
              Total Operating Expenses              217,070      223,492        452,329      485,569
              Operating Income                       35,661       34,939         82,932       69,307

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                         654           25          1,263           59
      Other income, net                               3,133        2,661          8,730        5,725
              Total Other Income and Deductions       3,787        2,686          9,993        5,784

              Income Before Interest Charges         39,448       37,625         92,925       75,091

    INTEREST CHARGES:
      Interest on long-term debt                     16,247       16,247         32,494       32,494
      Other interest                                  1,767        2,309          2,587        3,351
      Allowance for borrowed funds used during
       construction                                    (529)        (390)        (1,020)        (595)

              Total Interest Charges                 17,485       18,166         34,061       35,250


    CONSOLIDATED NET INCOME                       $  21,963    $  19,459      $  58,864    $  39,841



    See accompanying notes to consolidated financial statements.

                      WEST PENN POWER COMPANY AND SUBSIDIARIES
                              Consolidated Balance Sheet




                                                                  June 30,                 December 31,
                                                                    1997                       1996
    ASSETS:                                                             (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $110,356,000
           and $102,003,000 under construction                 $  3,226,648              $   3,182,208
         Accumulated depreciation                                (1,212,610)                (1,152,383)
                                                                  2,014,038                  2,029,825
      Investments and Other Assets:
         Allegheny Generating Company - common stock at equity       89,039                     91,330
         Other                                                          818                        881
                                                                     89,857                     92,211
      Current Assets:
         Cash and temporary cash investments                          7,562                      5,160
         Accounts receivable:
            Electric service, net of $11,521,000 and $11,524,000
               uncollectible allowance                              109,013                    117,240
            Affiliated and other                                     14,238                     20,251
         Materials and supplies - at average cost:
            Operating and construction                               37,442                     34,011
            Fuel                                                     33,275                     26,247
         Prepaid taxes                                               23,764                     20,688
         Deferred income taxes                                       12,802                     29,003
         Other                                                       18,469                     10,392
                                                                    256,565                    262,992
      Deferred Charges:
         Regulatory assets                                          286,639                    284,099
         Unamortized loss on reacquired debt                         10,357                     10,990
         Other                                                       22,670                     19,620
                                                                    319,666                    314,709

                Total Assets                                   $  2,680,126              $   2,699,737

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                          $    465,994              $     465,994
         Other paid-in capital                                       55,475                     55,475
         Retained earnings                                          401,486                    441,283
                                                                    922,955                    962,752
         Preferred stock                                             79,708                     79,708
         Long-term debt and QUIDS                                   803,532                    905,243
                                                                  1,806,195                  1,947,703
      Current Liabilities:
         Short-term debt                                             83,239                     33,387
         Long-term debt due within one year                         102,000                     -
         Accounts payable                                            55,985                     74,229
         Accounts payable to affiliates                              24,885                      7,985
         Taxes accrued:
            Federal and state income                                  -                            250
            Other                                                    10,347                     28,649
         Deferred power costs                                         -                         10,107
         Interest accrued                                            15,743                     15,741
         Restructuring liability                                     17,050                     27,134
         Other                                                       19,052                     21,341
                                                                    328,301                    218,823
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                               46,496                     47,786
         Deferred income taxes                                      423,451                    429,122
         Regulatory liabilities                                      50,264                     33,302
         Other                                                       25,419                     23,001
                                                                    545,630                    533,211

                Total Capitalization and Liabilities           $  2,680,126              $   2,699,737




      See accompanying notes to consolidated financial statements.

                  WEST PENN POWER COMPANY AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows



                                                                            Six Months Ended
                                                                                June 30
                                                                         1997               1996
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                      $  58,864          $  39,841
         Depreciation                                                    60,902             60,619
         Deferred investment credit and income taxes, net                 5,506            (13,053)
         Deferred power costs, net                                        2,922             11,698
         Unconsolidated subsidiaries' dividends in excess of earnings     2,357              1,948
         Allowance for other than borrowed funds used
             during construction                                         (1,263)               (59)
         Restructuring liability                                        (10,084)            19,274
         Asset write-off                                                   -                10,762
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                 14,240             31,279
                Materials and supplies                                  (10,459)             4,821
                Accounts payable                                         (1,344)           (36,687)
                Taxes accrued                                           (18,552)            (7,610)
                Interest accrued                                              2              1,322
         Other, net                                                      (8,167)             3,610
                                                                         94,924            127,765

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                      (46,614)           (46,452)


    CASH FLOWS FROM FINANCING:
         Short-term debt, net                                            49,852            (32,235)
         Notes receivable from affiliates                                 2,900               -
         Dividends on capital stock:
            Preferred stock                                              (1,701)            (1,703)
            Common stock                                                (96,959)           (47,749)
                                                                        (45,908)           (81,687)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                     2,402               (374)
    Cash and Temporary Cash Investments at January 1                      5,160                717
    Cash and Temporary Cash Investments at June 30                    $   7,562          $     343


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                       $32,212            $31,394
             Income taxes                                                29,538             32,631




    See accompanying notes to consolidated financial statements.

                 WEST PENN POWER COMPANY AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1996, consolidated balance sheet in the aforementioned annual report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.


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


                                                          Three Months Ended             Six Months Ended
                                                                June 30                       June 30
                                                           1997             1996          1997           1996
                                                                        (Thousands of Dollars)

Electric operating revenues                              $20,408         $21,023       $40,624        $41,932

Operation & maintenance expense                            1,471           1,215         2,756          2,334
Depreciation                                               4,284           4,290         8,568          8,580
Taxes other than income taxes                              1,201           1,198         2,396          2,408
Federal income taxes                                       3,141           3,362         6,265          6,706
Interest charges                                           3,917           4,181         7,877          8,409
Other income, net                                             (1)            -              (1)            (3)
           Net income                                    $ 6,395         $ 6,777       $12,763        $13,498



           The Company's share of the equity in earnings above was $2.9 million and $3.0 million for the three months ended June 30, 1997 and 1996, respectively, and $5.7 million and $6.1 million for the six months ended June 30, 1997 and 1996, and was included in other income, net, on the Consolidated Statement of Income.

4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc., parent company of Duquesne Light Company, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the Company and its regulated electric utility affiliates will continue to exist as separate legal entities, including DQE, Inc.

           The merger is conditioned, among other things, upon the approval of each company's shareholders and the necessary approvals of various state and federal regulatory agencies, including the public utility commissions in Pennsylvania and Maryland, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission. The companies are hopeful that the required approvals can be obtained by May 1, 1998. On May 2, 1997, Allegheny Power filed a registration statement on Form S-4 containing a joint proxy statement/prospectus with DQE, Inc. concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing Allegheny Power and DQE, Inc. to pursue shareholder approval for the proposed merger that would create Allegheny Energy. Allegheny Power and DQE, Inc. each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was approved by the necessary number of shareholders of both companies. At Allegheny Power's meeting, the necessary number of shareholders also approved the change in Allegheny Power's name to Allegheny Energy, Inc.


5. In preparation for retail competition in Pennsylvania, the Company filed a petition on February 28, 1997 with the Pennsylvania Public Utility Commission (PUC) asking for permission to set to zero its Energy Cost Rate (ECR) and state tax surcharge tariffs and to roll energy costs and state tax adjustments into base rates, effective May 1, 1997. On April 24, 1997, the PUC approved the Company's request but denied an additional request to defer the difference between the level of energy costs rolled into base rates and an anticipated future level of such costs. The Company's petition was necessitated by the passage of the Electric Generation Customer Choice and Competition Act (Customer Choice Act), which capped electric rates in Pennsylvania as of January 1, 1997. Prior to May 1, 1997, changes in the Company's costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, were passed on to customers by adjustment to customers' bills through the ECR with the result that such changes had no effect on net income. Effective May 1, 1997, such changes in costs and revenues will affect the Company's earnings.


6. On August 1, 1997, the Company filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of the Company's electric service rates into its generation, transmission and distribution components, a plan for eventual termination of the existing Power Supply Agreement (PSA) under which the Company and its two regulated affiliates share capacity, energy, capacity reserves and transmission resources, (and replacement with a more efficient structure) and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

           Recovery of stranded costs is the key issue. The Company has determined its stranded costs exposure to be about $2 billion, composed of $1.1 billion for generation plant investment in excess of estimated market prices, $730 million of existing and potential non-utility generator (NUG) contracts in excess of market prices, and $270 million of regulatory assets and transition costs. In accordance with the Company's interpretation of the legislation, the $2 billion estimate is based on a forecast of future revenue requirements, market prices and assumptions about future costs to be incurred. To avoid the problems associated with estimating future market prices, the Company included as part of its restructuring plan a proposal to reset the CTC on a year-to-year basis based on actual market prices of electricity sales in its area.

           The PUC is required to issue an order on the filing by May, 1998. This order will include a determination of the Company's rates for transmission and distribution services beginning January 1, 1999, generation rates for customers to take generation service during the transition period (potentially 1999 through 2005 if they so choose), and the CTC the Company will be allowed to charge, through the transition period, to those customers who choose another generation supplier. While the Company cannot predict the outcome of the restructuring proceedings and the transition process, it believes that, as the lowest cost utility in the state, recovery of stranded costs should be allowed to maintain its financial viability, as provided by the Customer Choice Act.

           Nevertheless, depending upon the outcome of the proceeding and future events affecting actual stranded costs, the Company's future earnings could be adversely affected. Such adverse effects could be avoided through further action of the PUC as allowed by the Customer Choice Act, or by mitigation of future costs.


7. In July, 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the Customer Choice Act establishes such a process, the Company has determined that it will be required to discontinue use of SFAS 71 for the generation portion of its business on or before May, 1998, the date by which the PUC must issue its order on the Company's comprehensive restructuring plan. One of the conclusions of the EITF is that after discontinuing SFAS 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities.

           The Customer Choice Act establishes a definitive process for transition to deregulation and market-based pricing for electric generation in Pennsylvania, which includes continuing cost of service based ratemaking for transmission and distribution services, subject to a rate cap. The Act provides for a non-bypassable CTC to give utilities the opportunity to recover their stranded costs over the transition period.

           Because of these circumstances, the Company believes that discontinuance of the application of SFAS 71 to the generation portion of its business will not have a material adverse effect on its financial condition, and that it will not be required to write off any material assets, subject to recovery through a CTC.


8. Restructuring charges and an asset write-off in the first six months of 1996 ($20.1 million, net of tax) include expenses associated with the reorganization, which is essentially complete.


9. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/liabilities, net of $247 million at June 30, 1997, are primarily related to investments in electric facilities and will be recovered over a period of from 20 to 40 years. The remaining recovery period for items other than income taxes, is from three to seven years.

                 WEST PENN POWER COMPANY AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


     COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
          WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996


Review of Operations

CONSOLIDATED NET INCOME

                   Consolidated net income for the second quarter and first six months of 1997 and 1996, and the after tax restructuring charges and asset write-off included in the 1996 periods are shown below.



                                                             Consolidated Net Income
                                                   Three Months Ended                  Six Months Ended
                                                        June 30                            June 30
                                                    1997             1996              1997             1996
                                                                 (Millions of Dollars)

Consolidated Net
  Income as Reported                               $22.0            $19.5             $58.9            $39.8

Restructuring Charges
  and Asset Write-Off                                -                4.0                -              20.1
Consolidated Net
  Income Adjusted                                  $22.0            $23.5             $58.9            $59.9




                   The decrease in second quarter adjusted consolidated net income, before restructuring charges and asset write-off, was due primarily to a 4% decrease in kilowatt-hour (kWh) sales to residential customers largely due to second quarter 1997 cooling degree days (air conditioning weather) which were 32% below normal and 54% less than the corresponding 1996 period.

                   The decrease in year-to-date adjusted consolidated net income, before restructuring charges and asset write-off, was primarily due to a decrease in kWh sales. Residential kWh sales decreased 6% due to mild first quarter winter weather (heating degree days 8% below normal and 12% below the first quarter of 1996) and the cooler than normal second quarter weather. Commercial kWh sales were also down slightly for the period. A gain on a sale of land by a subsidiary partially offset the decrease in kWh sales.


SALES AND REVENUES

                   Retail kWh sales to residential and commercial customers decreased 4% and .3%, respectively, in the second quarter, and in the first six months decreased 6% and 2%, respectively. As discussed above, residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased in the second quarter and first six months due to the mild weather. In the first six months, commercial kWh sales also decreased primarily because of the mild weather. Industrial kWh sales increased 2% for the second quarter and .5% for the first six months of 1997. The second quarter increase was due primarily to increased sales to glass, concrete, and coal mining customers groups. This increase in sales helped to offset the first quarter decrease in sales related to decreased sales in the iron and steel customer groups. Retail kWh sales reflect net decreases of .2% for the second quarter and 2% for the first six months of 1997.

                   The decrease in revenues from sales to residential, commercial, and industrial customers resulted from the following:


                                                                         Decrease from Prior Periods
                                                                         Quarter                 Six Months
                                                                             (Millions of Dollars)

Fuel and energy cost adjustment clauses*                                 $(3.9)                     $(11.5)
Net decreased kWh sales                                                   (1.3)                       (8.9)
Other                                                                      (.3)                        (.9)
           Decrease in retail revenues                                   $(5.5)                     $(21.3)



  * Prior to May 1, 1997, changes in revenues from fuel and energy cost adjustment clauses had little effect on consolidated net income. Changes in the costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, have had little effect on net income because such changes have been passed on to customers by adjustment of customer bills through fuel and energy cost adjustment clauses. However, effective May 1, 1997, the Company, as a result of legislation in Pennsylvania to begin deregulation of electric generation, rolled its fuel and energy costs into base rates and set to zero its fuel and energy cost adjustment clause. Thereafter, the Company assumes the risks of increases in the costs of fuel and purchased power and any declines in bulk power transaction sales and retains the benefits of decreases in such costs and increases in such sales.


                   The increase in wholesale and other revenues in the second quarter and first six months of 1997 resulted primarily from increases in sales of capacity, energy, and spinning reserve to affiliated companies. All of the Company's wholesale customers have signed contracts to remain as customers for the next four and one-half years.

                   Revenues from bulk power transactions consist of the following items:


                                                       Three Months Ended    Six Months Ended
                                                             June 30              June 30
                                                       1997              1996              1997             1996
                                                                      (Millions of Dollars)
Revenues:
  From transmission services                           $3.8             $ 6.0             $ 9.4            $12.4
  From sale of Company generation                       5.0               4.9               7.9              6.5
           Total                                       $8.8             $10.9             $17.3            $18.9



                   Revenues from transmission services decreased primarily due to reduced demand, primarily because of mild weather both for the quarter and year to date. Prior to May 1, 1997, most of the aggregate benefits from bulk power transactions were passed on to retail customers through fuel and energy adjustment clauses (described above) and had little effect on consolidated net income. On May 1, 1997, due to the elimination of the Company's fuel and energy adjustment clause (referred to by the Company as ECR for Energy Cost Rate), changes in these revenues for the Company will have a direct affect on consolidated net income.


OPERATING EXPENSES

                   Fuel expenses for the second quarter and first six months of 1997 increased 7% and 5%, respectively, due to increases in kWh's generated. Prior to May 1, 1997, the Company's fuel expenses were primarily subject to deferred power cost accounting procedures to match fuel and energy cost adjustment clause revenues, with the result that changes in fuel expenses had little effect on consolidated net income.

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


                                                         Three Months Ended            Six Months Ended
                                                               June 30                      June 30
                                                         1997               1996         1997            1996
                                                                      (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*                              $17.2              $16.3        $33.9           $31.4
    Other                                                 3.4                6.1          7.2            12.2
  Power exchanges, net                                    (.5)               (.7)         1.3              .7
Affiliated transactions:
  AGC capacity charges                                    8.8                9.2         17.6            18.3
  Energy and spinning reserve
    charges                                                .8                1.3         1.6              2.6
     Purchased power
       and exchanges, net                               $29.7              $32.2       $61.6            $65.2

*PURPA cost per kWh                                     $.060              $.058       $.060            $.058




                   Other purchased power decreased because of decreased need due to decreased sales to retail customers and increased generation from Company owned power stations. Prior to May 1, 1997, the cost of purchased power and exchanges, including power from PURPA generation and affiliated transactions, was mostly recovered from customers through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commission, and was primarily subject to deferred power cost accounting procedures with the result that changes in such costs had little effect on consolidated net income.

                   Maintenance expenses generally represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude, depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

                   Restructuring charges and an asset write-off in the second quarter and first six months of 1996 include expenses associated with the reorganization, which is essentially complete.

                   The decrease in depreciation expense for the second quarter was primarily due to net salvage adjustments. The depreciation expense increase in the first six months of 1997 resulted from additions to electric plant. Future depreciation expense increases are expected to be less than historical increases because of reduced levels of planned capital expenditures.

                   Taxes other than income taxes decreased $.5 million and $1.0 million for the second quarter and first six months of 1997, respectively, due primarily to decreases in gross receipts taxes resulting from lower revenues from retail customers and a decrease in property taxes in the second quarter.

                   The net increase in federal and state income taxes in the six-month period resulted primarily from an increase in income before taxes, which was primarily related to restructuring charges recorded in 1996.

                   The increases in allowance for other than borrowed funds used during construction (AOFDC) of $.6 million and $1.2 million for the three and six-month periods ended June 1997 resulted primarily from application of the Federal Energy Regulatory Commission AOFDC formula under which in 1997 a larger percentage of construction was financed by more expensive equity funds rather than less expensive short-term debt funds.

                   Other income, net increased $3.0 million for the first six months of 1997 primarily due to the gain on a sale of land by the Company's subsidiary, West Virginia Power & Transmission Company.

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

                   The Company expects to use exchange-traded and over-the-counter futures, options, and swap contracts both to hedge its exposure to changes in electric power prices and for trading purposes.
The risks to which the Company is exposed include underlying price volatility, credit risk, and variations in cash flows, among others. The Company has implemented risk management policies and procedures consistent with industry practices and Company goals.

                   At the end of February, all electric utilities in Pennsylvania, including the Company, were required to and have filed proposals to establish retail access pilot programs, which will allow customers in Pennsylvania to purchase electric generation from their existing utility or an alternative supplier. The existing utility, however, will continue to provide these customers with transmission and distribution, as well as related services. Near the end of 1997 or early in 1998, by order of the PUC, all electric utilities in Pennsylvania must offer a sufficient number of customers the ability to choose another energy supplier so that electric consumers representing 5% of load in each rate class in Pennsylvania do choose another supplier.

                   On July 23, 1997, Allegheny Power System, Inc. formed a new unregulated subsidiary, Allegheny Energy Solutions, Inc. (Allegheny Solutions), to provide a platform from which unregulated marketing business will be developed. Allegheny Solutions will begin by marketing unregulated energy to selected customers in Pennsylvania who are among the 5% of all utilities customers permitted to choose their supplier under the pilot, including the 5% of the Company's customers who are permitted to choose.

                   The Company's pilot is slated to begin late this or early next year and will continue until January 1, 1999, when one-third of electric consumers in Pennsylvania will be allowed to choose their electricity providers. Another one-third of customers will be allowed to choose on January 1, 2000, and the final one-third will have the opportunity to choose on January 1, 2001. Required under the Electric Generation Customer Choice and Competition Act, the pilot must be approved by the Pennsylvania Public Utility Commission before its implementation.

                 WEST PENN POWER COMPANY AND SUBSIDIARIES

                 Part II - Other Information to Form 10-Q
                     for Quarter Ended June 30, 1997


ITEM 5.    OTHER INFORMATION

                  In late June, the S-4 registration statement filed by Allegheny Power System, Inc. (Allegheny Power) became effective, allowing Allegheny Power and DQE, Inc., parent company of Duquesne Light Company, to pursue shareholder approval for the proposed merger and a change of the company name to Allegheny Energy, Inc., (Allegheny Energy). Allegheny Power and DQE, Inc. held shareholder meetings on August 7, 1997, at which the combination of the two companies and the name change were approved by a vote of shareholders.

                  On August 1, 1997, Allegheny Power and DQE, Inc. filed applications for several major approvals related to the proposed merger of the two companies. In filings with the Federal Energy Regulatory Commission (FERC), Pennsylvania Public Utility Commission (PA PUC), and Maryland Public Service Commission (MD PSC), Allegheny Power and DQE, Inc. outlined their restructuring and merger plans as discussed below.

                  The FERC filing includes commitments concerning rate freezes, rate reductions, and electrical system access options that will spread the positive effects of the merger to many stakeholders. The filing includes the offering of a single transmission rate which is less than the stand-alone rate for the two companies, offers partial rate freezes to wholesale customers which have contracts expiring after 1998, and includes a commitment to join or form an independent system operator
(ISO).

                  The Company and DQE, Inc. filed individual restructuring plans with the PA PUC and, as part of a joint restructuring plan, have also filed their merger application. The filings address unbundled rates for generation, transmission, and distribution services; stranded costs; merger synergy benefits; and other issues as required by Pennsylvania's Electricity Generation Customer Choice and Competition Act. Among other benefits, the Company's restructuring filing unbundles its rates and tariffs separate from those of DQE's utility subsidiary, Duquesne Light. DQE's restructuring filing includes a redesign of rates and provides for other benefits. The merger filing offers additional detail on the expected synergy benefits of the merger and an allocation of the benefits to customers and shareholders of the two companies.

                  Allegheny Power filed with the MD PSC requesting approval for the issuance of stock to exchange for DQE stock upon merger approval. Allegheny Power is a Maryland Corporation. The filing also discussed the benefits of the merger to Maryland including lower rates for customers and improved operating efficiencies over time.

                  On July 9, 1997, the Commonwealth Court of Pennsylvania affirmed the order of the PA PUC which granted the Company's motion for summary judgement and dismissed South River Power Partner's complaint filed against the Company.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    (27)    Financial Data Schedule

           (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1997.



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


August 14, 1997