Form 10-Q
period 1997-09-30
WEST PENN POWER CO
filed 1997-11-13
CIK 105839

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1997


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

   At November 13, 1997, 24,361,586 shares of the Common Stock
(no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

         Form 10-Q for Quarter Ended September 30, 1997



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and nine months ended September 30, 1997 and 1996    3


  Consolidated balance sheet - September 30, 1997
    and December 31, 1996                                      4


  Consolidated statement of cash flows -
    Nine months ended September 30, 1997 and 1996              5


  Notes to consolidated financial statements                 6-12


  Management's discussion and analysis of financial
    condition and results of operations                     13-18



PART II--OTHER INFORMATION                                   19

                                  WEST PENN POWER COMPANY AND SUBSIDIARIES
                                    Consolidated Statement of Income




                                                    Three Months Ended             Nine Months Ended
                                                       September 30                  September 30
                                                    1997         1996             1997            1996
                                                                 (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                               $  90,923    $  94,853        $ 287,256       $ 304,619
       Commercial                                   57,614       57,411          165,929         169,446
       Industrial                                   87,302       86,182          263,285         266,276
       Wholesale and other, including affiliates    18,852       18,220           56,165          52,299
       Bulk power transactions, net                 12,055        7,016           29,372          25,918
         Total Operating Revenues                  266,746      263,682          802,007         818,558


    OPERATING EXPENSES:
      Operation:
       Fuel                                         65,887       59,278          191,218         179,074
       Purchased power and exchanges, net           26,815       28,382           88,381          93,572
       Deferred power costs, net                      -           1,922            2,922          13,620
       Other                                        40,461       38,148          113,260         110,768
      Maintenance                                   20,608       25,216           73,161          77,934
      Restructuring charges and asset write-off       -           3,565             -             37,642
      Depreciation                                  29,898       30,309           90,800          90,928
      Taxes other than income taxes                 22,072       22,178           67,359          68,493
      Federal and state income taxes                17,140       14,772           48,109          37,308
              Total Operating Expenses             222,881      223,770          675,210         709,339
              Operating Income                      43,865       39,912          126,797         109,219

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                        209           85            1,472             144
      Other income, net                              7,112        3,712           15,842           9,437
              Total Other Income and Deductions      7,321        3,797           17,314           9,581

              Income Before Interest Charges        51,186       43,709          144,111         118,800

    INTEREST CHARGES:
      Interest on long-term debt                    16,248       16,248           48,742          48,742
      Other interest                                 1,179        1,788            3,766           5,139
      Allowance for borrowed funds used during
       construction                                   (574)        (657)          (1,594)         (1,252)

              Total Interest Charges                16,853       17,379           50,914          52,629


    CONSOLIDATED NET INCOME                      $  34,333    $  26,330        $  93,197       $  66,171



    See accompanying notes to consolidated financial statements.

                                 WEST PENN POWER COMPANY AND SUBSIDIARIES
                                          Consolidated Balance Sheet



                                                                 September 30,              December 31,
                                                                    1997                        1996
    ASSETS:                                                              (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $106,719,000
           and $102,003,000 under construction                 $  3,249,446               $   3,182,208
         Accumulated depreciation                                (1,240,602)                 (1,152,383)
                                                                  2,008,844                   2,029,825
      Investments and Other Assets:
         Allegheny Generating Company - common stock at equity       89,667                      91,330
         Other                                                          768                         881
                                                                     90,435                      92,211
      Current Assets:
         Cash and temporary cash investments                          2,031                       5,160
         Accounts receivable:
            Electric service, net of $10,984,000 and $11,524,000
               uncollectible allowance                               97,839                     117,240
            Affiliated and other                                     11,729                      20,251
         Materials and supplies - at average cost:
            Operating and construction                               36,360                      34,011
            Fuel                                                     31,315                      26,247
         Prepaid taxes                                               25,550                      20,688
         Deferred income taxes                                        7,239                      29,003
         Other                                                        8,803                      10,392
                                                                    220,866                     262,992
      Deferred Charges:
         Regulatory assets                                          285,512                     284,099
         Unamortized loss on reacquired debt                         10,041                      10,990
         Other                                                       25,562                      19,620
                                                                    321,115                     314,709

                Total Assets                                   $  2,641,260               $   2,699,737

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                          $    465,994               $     465,994
         Other paid-in capital                                       55,475                      55,475
         Retained earnings                                          434,948                     441,283
                                                                    956,417                     962,752
         Preferred stock                                             79,708                      79,708
         Long-term debt and QUIDS                                   803,675                     905,243
                                                                  1,839,800                   1,947,703
      Current Liabilities:
         Short-term debt                                             27,695                      33,387
         Long-term debt due within one year                         102,000                      -
         Accounts payable                                            55,838                      74,229
         Accounts payable to affiliates                              12,170                       7,985
         Taxes accrued:
            Federal and state income                                  -                             250
            Other                                                    13,655                      28,649
         Deferred power costs                                         -                          10,107
         Interest accrued                                            14,141                      15,741
         Restructuring liability                                      6,222                      27,134
         Other                                                       19,390                      21,341
                                                                    251,111                     218,823
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                               45,851                      47,786
         Deferred income taxes                                      428,552                     429,122
         Regulatory liabilities                                      49,813                      33,302
         Other                                                       26,133                      23,001
                                                                    550,349                     533,211

                Total Capitalization and Liabilities           $  2,641,260               $   2,699,737



      See accompanying notes to consolidated financial statements

                         WEST PENN POWER COMPANY AND SUBSIDIARIES
                           Consolidated Statement of Cash Flows



                                                                           Nine Months Ended
                                                                              September 30
                                                                        1997               1996
                                                                         (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                     $  93,197          $  66,171
         Depreciation                                                   90,800             90,928
         Deferred investment credit and income taxes, net               15,075            (12,867)
         Deferred power costs, net                                       2,922             13,620
         Unconsolidated subsidiaries' dividends in excess of earnings    1,772              1,940
         Allowance for other than borrowed funds used
             during construction                                        (1,472)              (144)
         Restructuring liability                                       (20,912)            16,191
         Asset write-off                                                  -                10,762
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                27,923             32,995
                Materials and supplies                                  (7,417)             7,572
                Accounts payable                                       (14,206)           (24,905)
                Taxes accrued                                          (15,244)             3,758
                Interest accrued                                        (1,600)            (1,829)
         Other, net                                                      2,457            (11,431)
                                                                       173,295            192,761

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                     (74,100)           (76,998)


    CASH FLOWS FROM FINANCING:
         Short-term debt, net                                           (5,692)           (37,919)
         Notes receivable from affiliates                                2,900               -
         Dividends on capital stock:
            Preferred stock                                             (2,573)            (2,575)
            Common stock                                               (96,959)           (71,160)
                                                                      (102,324)          (111,654)

    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                   (3,129)             4,109
    Cash and Temporary Cash Investments at January 1                     5,160                717
    Cash and Temporary Cash Investments at September 30              $   2,031          $   4,826


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the quarter for:
             Interest (net of amount capitalized)                      $50,146            $50,514
             Income taxes                                               40,493             38,914



    See accompanying notes to consolidated financial statements.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the accompanying financial statements and the following notes. With the exception of the December 31, 1996, consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes, contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.


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

                                  Three Months Ended      Nine Months Ended
                                      September 30           September 30
                                   1997        1996        1997       1996
                                           (Thousands of Dollars)

Electric operating revenues      $19,664     $20,825     $60,288    $62,757

Operation & maintenance expense      856       1,299       3,612      3,633
Depreciation                       4,284       4,290      12,852     12,870
Taxes other than income taxes      1,185       1,174       3,581      3,582
Federal income taxes               3,109       3,296       9,374     10,002
Interest charges                   3,888       4,081      11,765     12,490
Other income, net                 (9,054)         (1)     (9,055)        (4)
    Net income                   $15,396     $ 6,686     $28,159    $20,184


   The Company's share of the equity in earnings above was $6.9 million and $3.0 million for the three months ended September
   30, 1997 and 1996, respectively, and $12.7 million and $9.1 million for the nine months ended September 30, 1997 and 1996, and was included in other income, net, on the Consolidated Statement of Income. The increases in other income, net, and the resulting increases in net income for the 1997 periods was due to an interest refund on a tax-related contract settlement.


4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they have agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including the Company and Duquesne Light Company.

   The merger is conditioned, among other things, upon the approval of each company's shareholders, the Pennsylvania Public Utility Commission (PUC), the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission
   (FERC), the Nuclear Regulatory Commission (NRC), and the Department of Justice/Federal Trade Commission under the Hart, Scott, Rudino legislation. Additionally, Allegheny Power has requested the Maryland Public Service Commission
   (PSC) to indicate its approval of the issuance of additional Allegheny Power stock to accomplish the transaction. The companies have established a schedule to obtain all regulatory approvals by June 1, 1998. On May 2, 1997, Allegheny Power filed a registration statement with the SEC on Form S-4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective allowing Allegheny Power and DQE to pursue shareholder approval for the proposed merger that would create Allegheny Energy. Allegheny Power and DQE each held a separate shareholder meeting on August 7, 1997, at which the combination of the two companies was decisively approved by the shareholders of both companies. At Allegheny Power's meeting, the shareholders also decisively approved the change in Allegheny Power's name to Allegheny Energy, Inc. (Allegheny Energy).

   On August 1, 1997, Allegheny Power and DQE jointly filed requests for merger approval with the PUC and FERC, DQE filed the necessary approval requests with the NRC, and Allegheny Power filed its request with the PSC for approval to issue Allegheny Power stock. The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings. Absent such hearings, Allegheny Energy expects a FERC order on or before the end of May 1998. The PSC instituted a proceeding against The Potomac Edison Company, the Company's Maryland public utility affiliate, to examine the effect of the merger on Maryland customers for which a final determination is expected by May 1, 1998.

   On September 16, 1997, Allegheny Power officially changed its name to Allegheny Energy, Inc. by filing the appropriate papers in Maryland. Allegheny Energy began trading on the New York Stock Exchange under its new symbol, AYE, on October 1, 1997.

   On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in Federal District Court for the Western District of

                              - 8 -
   Pennsylvania against Allegheny Power, the Company, DQE, and
   Duquesne Light Company. The verified complaint alleges eight counts, two of which are claimed violations of the federal antitrust statutes and six are state law claims. The relief sought includes a request that the proposed merger between Allegheny Power and DQE be stopped, and request for unspecified monetary damages relating to alleged collusion by the two companies in their actions dealing with proposals to provide electric service to the city's redevelopment zones. On October 27, 1997, Allegheny
   Power, the Company, DQE, and Duquesne Light Company filed motions to dismiss the complaint. While Allegheny Energy cannot predict the outcome of this action, it believes the suit is without merit.


5. In December 1996, Pennsylvania enacted the Electric
   Generation Customer Choice and Competition Act (Customer
   Choice Act) to restructure the electric industry in Pennsylvania in order to create retail access to a competitive electric energy market. Major provisions of the legislation are:

        - Customer choice for electric energy supply to be phased in beginning with one-third of customers on January 1, 1999, two-thirds the next year, and all customers beginning January 1, 2001.

        - Transmission and distribution rates remain regulated and are capped until July 1, 2001. Generation rates are capped until the customer receives market-based energy service.

        - Pennsylvania utilities will be permitted to recover the amount of stranded costs approved by the PUC.


   On August 1, 1997, in combination with Allegheny Power's merger approval filing, the Company filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of the Company's electric service rates into their generation, transmission and distribution components, a plan for eventual replacement of the existing Power Supply Agreement (PSA) under which the Company and its two utility affiliates share capacity, energy, capacity reserves and transmission resources with a more efficient structure, and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

   Recovery of stranded costs is a key issue. The Company listed its stranded costs exposure as about $2 billion (a
   January 1, 1999 present value amount), composed of $1.1 billion for generation plant investment in excess of estimated market prices, $760 million of existing and potential nonutility generation (NUG) contracts in excess of market prices, and $170 million of regulatory assets and transition costs. In accordance with the Company's interpretation of the legislation, the $2 billion estimate is based on a forecast of future revenue requirements, market prices, and assumptions about future costs to be incurred.
   To avoid the problems associated with estimating future market prices, the Company included as part of its restructuring plan a proposal to reset the CTC on a year-to-year basis based on actual market prices of electricity sales in its area.

   Because of the restrictions imposed by the capped rates, the Company's stranded cost recovery could be restricted to about $1.2 billion (in January 1, 1999 present value dollars), absent further action by the PUC as allowed by the Customer Choice Act. Based on the estimates and projections supporting the stranded cost exposure of about $2 billion, the remaining $800 million would be reflected as lower cash flow to the Company after the year 2005 than would have occurred with continued regulated rates.

   The PUC has established a schedule of proceedings for the restructuring plan concurrent with the merger proceedings, under which it would issue an order on the filing by the end of May 1998. This order will include a determination of the Company's rates for transmission and distribution services beginning January 1, 1999, generation rates for customers who take regulated generation service during the transition period (potentially 1999 through 2005 if customers so choose), and the CTC the Company will be allowed to charge through the transition period. While the Company cannot predict the outcome of the restructuring proceedings and the transition process, it believes that, as the lowest cost utility in the state, recovery of stranded costs should be allowed to maintain its financial viability as provided by the Customer Choice Act.

   Nevertheless, depending upon the outcome of the proceedings and future events affecting stranded costs and mitigation, the Company's future earnings could be adversely affected. Such adverse effects could be avoided through future action of the PUC as allowed by the Customer Choice Act, or by mitigation of future costs.


6. Pursuant to the Customer Choice Act, all electric utilities in Pennsylvania are required to establish and administer retail access pilot programs, under which customers representing 5% of the load of each rate class must choose a generation supplier other than their local franchise utility. The pilot programs will begin on November 1, 1997 and will continue until January 1, 1999. To accomplish the 5% pilot requirement, the Company solicited customers to sign up for the program and then, through a lottery, selected about 33,000 participants from those who responded.

   As ordered by the PUC, participants will receive an energy credit to their bills from their local utility (for example, 3.45 cents per kWh for residential customers in the Company's case), and will reach agreement with an alternate supplier as to their price for energy. The savings to the Company's customers will be the difference between the alternate supplier's price and the Company's credit. In order to assure participation in the pilot program, the credit established by the PUC is artificially high (greater than the Company's energy costs) with the result that the Company has estimated it could suffer a loss of up to about $30 million for the 14-month pilot period. The Company will attempt to mitigate the loss by competing for sales to pilot participants of other utilities as an alternate supplier. Because of the potential loss, the Company petitioned the PUC to reconsider the amount of the credit and to modify its pilot program order to include more specific language to make clearer its intent to permit deferral of such net losses for recovery through distribution rates at the end of the rate cap period. Although the Commission has not ruled on this petition, the Commission has approved the Company's pilot compliance filing and thus has indicated its intent to treat the losses, offset by sales of energy freed up by customers choosing another supplier, as a regulatory asset subject to review and potential rate recovery. It should be noted that the credit only applies to the pilot program through December 31, 1998. Beginning January 1, 1999, customers will no longer receive a credit. Rather, as they move to competition, they will pay the generation billing they negotiate with the energy supplier they choose as well as the transmission and distribution charges and the CTC charge from their franchise utility.

   Under the PUC's pilot program procedures, all companies who wish to compete as alternate electricity suppliers are required to be approved by the PUC as licensed suppliers through a filing and registration process. The Company filed for and obtained PUC approval under the brand name of Allegheny Power as an alternate supplier to the pilot participating customers of all electric utilities in the state other than its own. Under the pilot rules, the Company is not permitted to sell energy to its own 33,000 customers who chose to participate in the pilot. Accordingly, the Company has created a sales force and is incurring advertising and other expenditures in order to compete for electricity sales in Pennsylvania to the 5% of Pennsylvania customers of other utilities who have the right to choose their supplier under the pilot program.


7. In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue Number 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Numbers 71 and 101, which concluded that utilities should discontinue application of Statement of Financial Accounting Standards (SFAS) 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the Customer Choice Act establishes such a process, the Company has determined that it will be required to discontinue use of SFAS 71 for the generation portion of its business on or before the end of May 1998, the date by which the PUC must issue its order on the Company's comprehensive restructuring plan. One of the conclusions of the EITF is that after discontinuing SFAS 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities.

   The Customer Choice Act establishes a definitive process for transition to deregulation and market-based pricing for electric generation in Pennsylvania, which includes continuing cost-of-service based ratemaking for transmission and distribution services, subject to a rate cap. The Act provides for a non-bypassable CTC to give utilities the opportunity to recover their stranded costs over the transition period.

   Because of these circumstances, the Company believes that discontinuance of the application of SFAS 71 to the generation portion of its business will not have a material adverse effect on its financial condition and that it will not be required to write-off any material assets.

8. In preparation for retail competition in Pennsylvania, the Company filed a petition on February 28, 1997 with the PUC asking for permission to zero its Energy Cost Rate (ECR) and state tax surcharge tariffs and to roll energy costs and state tax adjustments into base rates, effective May 1, 1997. On April 24, 1997, the PUC approved the Company's request. The Company's petition was necessitated by the passage of the Customer Choice Act, which capped electric rates in Pennsylvania as of January 1, 1997. Prior to May 1, 1997, changes in the Company's costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, were passed on to customers by adjustment to customer bills through the ECR with the result that such changes had no effect on net income. Effective May 1, 1997, such changes in costs and revenues will affect the Company's earnings.


9. On August 26, 1997, the Company announced that it had agreed to buy-out and settle a disputed obligation with the developers of a proposed power plant to be built in Milesburg, Pennsylvania, reducing costs to customers over the proposed 30-year life of the project by an estimated $500 million. The disputed obligation under the Public Utility Regulatory Policies Act (PURPA) would have required the Company to buy 43 megawatts of capacity and energy over a 30-year period at prices well above market price estimates. Under the terms of the agreement, the Company agreed to a one-time buy-out payment of $15 million, plus approximately $.3 million of interest, subject to approval by the PUC to allow the payment to be offset against a residual balance of deferred fuel liabilities. In addition, the Company would take possession of the proposed plant site. The PUC approved the transaction in its opinion and order entered October 24, 1997. As a result, the Company will remove the $185 million, present value, estimated excess cost of capacity and energy of the Milesburg plant from its PURPA-related stranded cost request.


10.Restructuring charges and an asset write-off in the first nine months of 1996 ($22.2 million, net of tax) include expenses associated with a reorganization, which is essentially complete.


11.For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $247 million at September 30, 1997, are primarily related to investments in electric facilities. The portion related to transmission and distribution facilities will be recovered over periods of from 20 to 40 years under the expected continuing regulated transmission and distribution business. The portion related to generation business in Pennsylvania has been included in the Company's stranded costs for CTC recovery. The remaining recovery period for items other than income taxes, is from three to seven years in businesses that remain subject to regulation.

12.The Company has spent considerable time and effort over the past several years on the issue of the year 2000 software compliance, and the effort is continuing. Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company to process information in the year 2000 and beyond without significant problems. Expenditures for the software modifications and upgrades are not expected to have a material impact on the Company's results of operations or financial position.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


 COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997
     WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


Review of Operations

CONSOLIDATED NET INCOME

        Consolidated net income for the third quarter and first nine months of 1997 and 1996, and the after-tax restructuring charges and asset write-off included in the 1996 periods are shown below.

                                      Consolidated Net Income
                            Three Months Ended       Nine Months Ended
                               September 30             September 30
                             1997        1996        1997         1996
                                       (Millions of Dollars)

Consolidated Net
  Income as Reported        $34.3       $26.3       $93.2        $66.2

Restructuring Charges
  and Asset Write-Off         -           2.1         -           22.2

Consolidated Net
  Income Adjusted           $34.3       $28.4       $93.2        $88.4


        The increase in third quarter consolidated net income, before restructuring charges, was primarily due to an interest refund on a tax-related contract settlement by the Company's 45% owned subsidiary, Allegheny Generating Company (AGC), recorded in other income as increased equity earnings of AGC and a reduction of expenses achieved through restructuring efforts and other cost controls.

        The increase in year-to-date consolidated net income, before restructuring charges and asset write-off, resulted from a reduction of expenses achieved through restructuring efforts and other cost controls, increased equity in earnings from AGC, and a gain on a sale of land by a subsidiary, offset in part by a decrease in retail kWh sales. Residential kWh sales decreased 5% due to mild first quarter winter weather (heating degree days 8% below normal and 12% below the first quarter of 1996) and the mild summer weather. Commercial kWh sales were also down slightly for the period.


SALES AND REVENUES

        Retail kWh sales in the third quarter to residential customers decreased 4%, and to commercial and industrial customers increased 1% and 3%, respectively, for a net increase of .1%. In the first nine months, kWh sales to residential and commercial customers decreased 5% and 1%, respectively, and to industrial customers increased 1%, for a net decrease of 1%.
As discussed above, residential kWh sales, which are more weather sensitive than the commercial and industrial classes, decreased due to the mild weather. Increased commercial kWh sales during the third quarter due to increased customers offset in part the year-to-date decrease in commercial kWh sales due to the mild weather. Industrial kWh sales increases for the third quarter and first nine months were due primarily to increased sales to glass, concrete, and coal mining customer groups.

        The decrease in revenues from sales to residential, commercial, and industrial customers resulted from the following:

                                           Decrease from Prior Periods
                                           Quarter         Nine Months
                                              (Millions of Dollars)

Fuel and energy cost adjustment clauses*    $ (.6)           $(12.1)
Net decreased kWh sales                      (1.9)            (10.7)
Other                                         (.1)             (1.1)
    Decrease in retail revenues             $(2.6)           $(23.9)


  *Prior to May 1, 1997, changes in revenues from fuel and energy cost adjustment clauses had little effect on consolidated net income. Changes in the costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, have had little effect on net income because such changes have been passed on to customers by adjustment of customer bills through fuel and energy cost adjustment clauses. However, effective May 1, 1997, the Company, as a result of legislation in Pennsylvania to begin deregulation of electric generation, rolled its fuel and energy costs into base rates and set to zero its fuel and energy cost adjustment clause. Thereafter, the Company assumes the risks of increases in the costs of fuel and purchased power and any declines in bulk power transaction sales and retains the benefits of decreases in such costs and increases in such sales.


        The increase in wholesale and other revenues in the third quarter and first nine months of 1997 resulted primarily from increases in sales of energy and spinning reserve to affiliated companies. All of the Company's wholesale customers have signed contracts to remain as customers for the next four years.

        Revenues from bulk power transactions consist of the following items:


                                       Three Months Ended     Nine Months Ended
                                          September 30           September 30
                                       1997          1996     1997         1996
                                                 (Millions of Dollars)

Revenues:
  From transmission services          $ 4.4          $5.4    $13.7        $17.9
  From sales of Company generation      7.7           1.6     15.7          8.0
    Total                             $12.1          $7.0    $29.4        $25.9


        Revenues from transmission services decreased primarily due to reduced demand, primarily because of mild weather. The increases in sales of Company generation resulted primarily from increased sales to brokers and marketers. Prior to May 1, 1997, most of the aggregate benefits from bulk power transactions were passed on to retail customers through fuel and energy adjustment clauses (described above) and had little effect on consolidated net income. Beginning on May 1, 1997, due to the elimination of the Company's fuel and energy adjustment clause (referred to by the Company as ECR for Energy Cost Rate), changes in these revenues for the Company have a direct effect on consolidated net income. The effect on consolidated net income from sales of Company generation is offset by the cost of producing the sales, primarily fuel, and the profit margins in this competitive business are thin.

        Pursuant to the Customer Choice Act, all electric utilities in Pennsylvania are required to establish and administer retail access pilot programs. In order to assure participation in the pilot program, the credit established by the PUC to the Company's customers participating in the pilot is artificially high, with the result that the Company has estimated it could suffer a loss of up to about $30 million for the 14-month pilot period which ends December 31, 1998. In order to mitigate this loss, the Company took action to become a licensed energy supplier to the pilot customers of the other electric utilities in Pennsylvania. Sales prices are low and margins are thin. The Company believes it is unlikely that it will completely offset its pilot losses with new revenues. Based upon the PUC's approval of the Company's pilot compliance filing, the Company plans to defer its net pilot revenue losses for later potential recovery. See Notes 5 and 6 to the Consolidated Financial Statements for additional information on the Customer Choice Act.

        Beginning January 1, 1999, one-third of the Company's retail customers will have the ability to choose another energy supplier, but will not be required to do so. The next year another third, and beginning January 1, 2001, all of its customers will have retail access to alternative generation. The Company will continue to provide transmission and distribution service, energy to those who choose the Company as their supplier, and will bill a Competitive Transition Charge, which the PUC has yet to approve, to those customers who choose another supplier. The Company is planning to compete as an energy supplier in Pennsylvania. See Note 5 to the Consolidated Financial Statements for additional information concerning Pennsylvania deregulation of electric generation.


OPERATING EXPENSES

        Fuel expenses for the third quarter and first nine months of 1997 increased 11% and 7%, respectively. The increases in fuel expenses in both periods resulted from increases in kWh's generated due primarily to increased bulk power sales from Company generation to brokers and power marketers and increased sales to affiliates. Prior to May 1, 1997, the Company's fuel expenses were primarily subject to deferred power cost accounting procedures to match fuel and energy cost adjustment clause revenues, with the result that changes in fuel expenses until then had little effect on consolidated net income.

        "Purchased power and exchanges, net" represents power purchases from and exchanges with nonaffiliated companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to AGC, an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time, and consists of the following items:

                                 Three Months Ended       Nine Months Ended
                                    September 30            September 30
                                 1997          1996       1997         1996
                                         (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*      $14.9         $15.1      $48.8        $46.6
    Other                         4.4           3.3       11.6         15.6
  Power exchanges, net           (1.2)           -          .1           .7
Affiliated transactions:
  AGC capacity charges            7.9           9.1       25.5         27.3
  Energy and spinning reserve
    charges                        .8            .9        2.4          3.4
      Purchased power and
        exchanges, net          $26.8         $28.4      $88.4        $93.6

*PURPA cost per kWh             $.058         $.058      $.060        $.058


        Other purchased power decreased for the nine months ended September 30, 1997, due to decreased sales to retail customers and increased generation from Company-owned power stations.
Prior to May 1, 1997, the cost of purchased power and exchanges, including power from PURPA generation and affiliated transactions, was mostly recovered from customers through the regular fuel and energy cost recovery procedures followed by the Company's regulatory commission, and was primarily subject to deferred power cost accounting procedures with the result that changes in such costs until then had little effect on consolidated net income.

        The increases in other operation expense for the three and nine months ended September 1997, were due primarily to litigation expenses related to a PURPA project and transmission services purchased from affiliated companies. The Company has applied for and obtained a license as an energy supplier to Pennsylvania customers participating in Pennsylvania's retail access pilot program. The Company expects to incur increased advertising and other sales expenditures in order to enhance sales and to build brand name recognition. See Notes 5 and 6 to the Consolidated Financial Statements for additional information regarding Pennsylvania deregulation of electric generation and the Pennsylvania retail access pilot program.

        Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled. Maintenance expenses decreased $4.6 million and $4.8 million for the third quarter and first nine months of 1997, respectively, due primarily to reduced expenses achieved through restructuring efforts and other cost controls.

        Restructuring charges in the third quarter and first nine-month periods of 1996, and an asset write-off in the first nine months of 1996, include expenses associated with a reorganization, which is essentially complete.

        Taxes other than income taxes decreased $1.1 million for the first nine months of 1997, due primarily to a decrease in gross receipts taxes resulting from lower revenues from retail customers.

        The net increase in federal and state income taxes in the third quarter and first nine months resulted primarily from an increase in income before taxes. The increase in income before taxes for the first nine months was primarily related to restructuring charges recorded in 1996.

        The increases in allowance for other than borrowed funds used during construction (AOFDC) of $.1 million and $1.3 million for the three and nine-month periods ended September 1997 resulted primarily from application of the Federal Energy Regulatory Commission AOFDC formula under which in 1997 a larger percentage of construction was financed by more expensive equity funds rather than less expensive short-term debt funds.

        Other income, net, increased $3.4 million and $6.4 million for the third quarter and first nine months of 1997, primarily due to an interest refund on a tax-related contract settlement received by the Company's subsidiary, AGC, and in the first nine months also due to a sale of land and timber by the Company's subsidiary, West Virginia Power and Transmission Company.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition and Requirements and Competition in Core Business in the Allegheny Power System companies' combined Annual Report on Form 10-K for the year ended December 31, 1996, should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including cost recovery in the regulatory process, laws, regulations and uncertainties related to environmental matters, legal actions, restructuring of the electric utility industry, and, as described in Notes 4, 5, and 6 to the Consolidated Financial Statements, the Pennsylvania restructuring legislation and merger activities.

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

        The Company believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the Public Utility Holding Company Act of 1935 (PUHCA) and PURPA.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1997


ITEM 1.  LEGAL PROCEEDINGS

         On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in Federal District Court for the Western District of Pennsylvania against Allegheny Power, the Company, DQE, Inc., and Duquesne Light Company. The verified complaint alleges eight counts, two of which are claimed violations of the federal antitrust statutes and six are state law claims. The relief sought includes a request that the proposed merger between Allegheny Power and DQE, Inc. be stopped, and a request for unspecified monetary damages relating to alleged collusion by the two companies in their actions dealing with proposals to provide electric service to the city's redevelopment zones. On October 27, 1997, Allegheny Power, the Company, DQE, Inc., and Duquesne Light Company filed motions to dismiss the complaint. While Allegheny Energy cannot predict the outcome of this action, it believes the suit is without merit.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  (27) Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1997.



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




November 13, 1997