Form 10-K405
period 1997-12-31
WEST PENN POWER CO
filed 1998-03-23
CIK 105839

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

                          Registrant;                 I.R.S. Employer
 Commission          State of Incorporation;          Identification
 File Number     Address; and Telephone Number             Number
 1-267           ALLEGHENY ENERGY, INC.               13-5531602
                 (A Maryland Corporation)
                 10435 Downsville Pike
                 Hagerstown, Maryland 21740-1766
                 Telephone (301) 790-3400

 1-5164          MONONGAHELA POWER COMPANY             13-5229392
                 (An Ohio Corporation)
                 1310 Fairmont Avenue
                 Fairmont, West Virginia  26554
                 Telephone (304) 366-3000

 1-3376-2        THE POTOMAC EDISON COMPANY            13-5323955
                 (A Maryland and Virginia
                  Corporation)
                 10435 Downsville Pike
                 Hagerstown, Maryland  21740-1766
                 Telephone (301) 790-3400

 1-255-2         WEST PENN POWER COMPANY               13-5480882
                 (A Pennsylvania Corporation)
                 800 Cabin Hill Drive
                 Greensburg, Pennsylvania  15601
                 Telephone (412) 837-3000

 0-14688         ALLEGHENY GENERATING COMPANY          13-3079675
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

                                                      Name of each exchange
Registrant           Title of each class              on which registered

Allegheny Energy,    Common Stock,                    New York Stock Exchange
Inc.                    $1.25 par value               Chicago Stock Exchange
                                                      Pacific Stock Exchange
                                                      Amsterdam Stock Exchange

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

                        8% Quarterly Income
                        Debt Securities,
                        Junior Subordinated
                        Deferrable Interest
                        Debentures,
                        Series A                      New York Stock Exchange

West Penn Power         Cumulative Preferred
Company                 Stock,
                        $100 par value:
                        4-1/2%                        New York Stock Exchange

                        8% Quarterly Income
                        Debt Securities,
                        Junior Subordinated
                        Deferrable Interest
                        Debentures,
                        Series A                      New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:

Allegheny Generating
 Company                Common Stock
                         $1.00 par value               None

                      Aggregate market value           Number of shares
                   of voting stock (common stock)      of common stock
                      held by nonaffiliates of         of the registrants
                         the registrants at            outstanding at
                          March 5, 1998                March 5, 1998

Allegheny Energy,Inc.        $3,764,916,748                122,436,317
                                                       ($1.25 par value)
Monongahela Power            None. (a)                     5,891,000
Company                                                ($50 par value)

The Potomac Edison           None. (a)                   22,385,000
Company                                                (no par value)

West Penn Power              None. (a)                   24,361,586
Company                                                (no par value)

Allegheny Generating
  Company                    None. (b)                         1,000
                                                       ($1.00 par value)


(a) All such common stock is held by Allegheny Energy, Inc., the parent company.

(b) All such common stock is held by its parents, Monongahela
    Power Company, The Potomac Edison Company, and West Penn
    Power Company.

                            CONTENTS

PART I:                                                Page


 ITEM 1.  Business                                        1
          Proposed Merger with DQE, Inc.                  3
          Competition                                     4
          Restructuring                                   7
          Regulated Sales                                 8
          Unregulated Sales                              11
          Electric Facilities                            12
          Allegheny Map                                  15
          Research and Development                       16
          Capital Requirements and Financing             18
          Fuel Supply                                    21
          Rate Matters                                   22
          Environmental Matters                          24
           Climate Change Negotiations                   24
           Air Standards                                 24
           Water Standards                               27
           Hazardous and Solid Wastes                    28
           Toxic Release Inventory                       29
          Regulation                                     29

 ITEM 2.  Properties                                     29

 ITEM 3.  Legal Proceedings                              30

 ITEM 4.  Submission of Matters to a Vote of
            Security Holders                             33

          Executive Officers of the Registrants          34

 PART II:

   ITEM 5.  Market for the Registrants' Common Equity
             and Related Shareholder Matters             36

   ITEM 6.  Selected Financial Data                      37

   ITEM 7.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  38

   ITEM 8.  Financial Statements and Supplementary
             Data                                        39

   ITEM 9.  Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure                                  46

                                                       Page
PART III:

   ITEM 10. Directors and Executive Officers of
             the Registrants                             46

   ITEM 11. Executive Compensation                       47

   ITEM 12. Security Ownership of Certain Beneficial
             Owners and Management                       53

   ITEM 13. Certain Relationships and Related
             Transactions                                54

PART IV:

   ITEM 14. Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                     54

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY
ALLEGHENY ENERGY, INC., MONONGAHELA POWER COMPANY, THE
POTOMAC EDISON COMPANY, WEST PENN POWER COMPANY, AND
ALLEGHENY GENERATING COMPANY.
INFORMATION CONTAINED HEREIN RELATING TO ANY
INDIVIDUAL REGISTRANT IS FILED BY SUCH REGISTRANT ON
ITS OWN BEHALF.  EACH REGISTRANT MAKES NO
REPRESENTATION AS TO INFORMATION RELATING TO THE OTHER
REGISTRANTS.

                        PART I

ITEM 1.    BUSINESS

    Allegheny Energy, Inc. (AE) is the new name of Allegheny Power System, Inc., an electric utility holding company, incorporated in Maryland in 1925, which owns directly and indirectly various regulated and non-regulated subsidiaries (collectively and generically,
Allegheny). AE changed its name in September of 1997 to better describe its diversified interests in energy and related services and its plan to form a new company by merging with DQE, Inc. AE derives substantially all of its income from the electric utility operations of its direct and indirect regulated subsidiaries Monongahela Power Company
(Monongahela), The Potomac Edison Company (Potomac
Edison), West Penn Power Company (West Penn), and
Allegheny Generating Company (AGC) (collectively, the
Regulated Subsidiaries). The properties of the Regulated Subsidiaries are located in Maryland, Ohio,
Pennsylvania, Virginia, and West Virginia, are interconnected, and are operated as a single integrated electric utility system
(System), which is interconnected with all neighboring utility systems. The three electric utility operating subsidiaries are Monongahela, Potomac Edison, and West
Penn (collectively, the Operating Subsidiaries). AE has no employees. Its officers are employed by Allegheny Power Service Corporation (APSC), a wholly owned subsidiary of AE. On December 31, 1997,
Allegheny had approximately 4,892 employees.

     Monongahela, incorporated in Ohio in 1924, operates in northern West Virginia and an adjacent portion of Ohio. It also owns generating capacity in Pennsylvania. Monongahela serves about 353,300 customers in a service area of about 11,900 square miles with a population of about 710,000. The seven largest communities served have populations ranging from 10,900 to 33,900. On December 31, 1997,
Monongahela had no employees. Its employees were transferred to APSC as part of the final phase of a restructuring of operations which began in 1996.
Monongahela reimburses APSC for services provided by APSC's employees. Monongahela's service area has navigable waterways and substantial deposits of bituminous coal, glass sand, natural gas, rock salt, and other natural resources. Its service area's principal industries produce coal, chemicals, iron and steel, fabricated products, wood products, and glass.
There are two municipal electric distribution systems and two rural electric cooperative associations in its service area. Except for one of the cooperatives, they purchase all of their power from Monongahela.

     Potomac Edison, incorporated in Maryland in 1923 and in Virginia in 1974, operates in portions of Maryland, Virginia, and West Virginia. It also owns generating capacity in Pennsylvania. Potomac Edison serves about 382,600 customers in a service area of about 7,300 square miles with a population of about
782,000. The six largest communities served have populations ranging from 11,900 to 40,100. On
December 31, 1997, Potomac Edison had 31 employees.
The remainder of its employees were transferred to APSC as part of the final phase of a restructuring of operations which began in 1996. Potomac Edison reimburses APSC for services provided by APSC's employees. Potomac Edison's service area's principal industries produce aluminum, cement, fabricated products, rubber products, sand, stone, and gravel.
There are four municipal electric distribution systems in its service area, all of which purchase power from Potomac Edison, and six rural electric cooperatives, one of which purchases power from Potomac Edison.

     West Penn, incorporated in Pennsylvania in 1916, operates in southwestern and north and south central
Pennsylvania. It also owns generating capacity in West Virginia. West Penn serves about 667,100 customers in a service area of about 9,900 square miles with a population of about 1,399,000. The 10 largest communities served have populations ranging from 11,200 to 38,900. On December 31, 1997, West
Penn had no employees. Its employees were transferred to APSC as part of the final phase of a restructuring of operations, which began in 1996. West Penn reimburses APSC for services provided by APSC's employees. West Penn's service area has navigable waterways and substantial deposits of bituminous coal, limestone, and other natural resources. Its service area's principal industries produce steel, coal, fabricated products, and glass. There are three municipal electric distribution systems in its service area, all of which purchase their power requirements from West Penn, and five rural electric cooperative associations, located partly within the area, all of which purchase virtually all their power through a pool supplied by West Penn and other nonaffiliated utilities.

     AGC, organized in 1981 under the laws of Virginia, is jointly owned by the Operating Subsidiaries as follows: Monongahela, 27%; Potomac Edison, 28%; and
West Penn, 45%. AGC has no employees, and its only asset is a 40% undivided interest in the Bath County
(Virginia) pumped-storage hydroelectric station, which was placed in commercial operation in December 1985, and its connecting transmission facilities. AGC's 840 megawatt (MW) share of capacity of the station is sold to its three parents. The remaining 60% interest in the Bath County Station is owned by Virginia Electric and Power Company (Virginia Power).

     APSC, incorporated in Maryland in 1963, is a wholly owned subsidiary of AE which employs substantially all Allegheny employees and provides all necessary services to Allegheny at cost. On December 31, 1997,
APSC had 4,861 employees. This number increased significantly in the past year, as employees formerly employed by the Operating Subsidiaries were transferred to APSC as part of a restructuring of operations.

     AYP Capital, Inc. (AYP Capital), incorporated in
Delaware in 1994, is a wholly owned nonutility subsidiary of AE. AYP Capital has three wholly owned subsidiaries, AYP Energy, Inc. (AYP Energy), Allegheny
Communications Connect, Inc., (ACC) and Allegheny
Energy Solutions, Inc. (Allegheny Energy Solutions), all Delaware corporations. AYP Capital is also part owner of APS Cogenex, a limited liability company formed with EUA Cogenex. APS Cogenex ceased its marketing activities in 1996 and is concluding existing projects. (See ITEM 1.
BUSINESS Competition and ITEM 7. MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Significant Events in 1997,
1996 and 1995 for a further description of AYP Capital and its subsidiaries' activities.) AYP Capital and its subsidiaries have no employees. However, as of December 31, 1997, 30 APSC employees were dedicated to
AYP Capital and its subsidiaries' activities on a full-time basis. Other APSC employees provide services to AYP Capital as required. AYP Capital reimburses APSC for services provided by APSC's employees. AE's total investment in AYP Capital as of December 31, 1997, was $26.1 million. AE is currently committed to invest up to an additional $5.2 million in AYP Capital to fund
AYP Capital's investment in two limited partnerships.

     In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities and Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, earnings on assets, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements, by reason of factors including, without limitation, the effect on Allegheny of: electric utility restructuring, including the ongoing state and federal activities; enactment of legislation permitting retail competition; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive markets in which Allegheny operates;
the potential adverse effect of increased competition on revenues and earnings; learning experiences and start-up costs of new and newly unregulated businesses; difficulty in obtaining adequate and timely rate relief (particularly as ratemaking methodologies change as the industry moves toward increased competition and exposure to market forces);
and other circumstances that could affect anticipated revenues and costs, such as increases in operating and other expenses due to unscheduled maintenance or repair requirements of generating and other facilities and compliance with laws and regulations. Further concerns of the electric generation business include restrictions on construction and operation of facilities due to regulatory requirements and environmental considerations; possible restrictions on carbon dioxide and NOx and other emissions; and uncertainties in demand due to economic conditions, energy conservation, market competition, weather, and interruptions in fuel supply.

     The move to a more competitive environment will present a new set of opportunities and problems, including determining the appropriate industry structure, determining recovery of stranded costs
(those costs imposed or incurred under a regulatory structure that would not be recoverable in a competitive environment), retaining existing customers and acquiring new customers, and, in general, changing the way electric utilities do business.

            PROPOSED MERGER WITH DQE, INC.

     On April 7, 1997, AE and DQE, Inc. (DQE) announced that they had entered into an Agreement and Plan of Merger dated April 5, 1997 (Merger Agreement), and that the combined company would be called
Allegheny Energy, Inc. The Merger Agreement provides for the business combination of AE and DQE in which an AE subsidiary corporation, to be formed under the laws of Pennsylvania (Merger Sub), will be merged with and into DQE. DQE will be the surviving corporation and will become a wholly owned subsidiary of AE. The merger is contingent, among other things, upon the approval of each company's shareholders, the Pennsylvania Public Utility Commission (Pennsylvania
PUC), the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the
Nuclear Regulatory Commission and the Federal Trade
Commission/Department of Justice. AE has also requested that the Maryland Public Service Commission
(Maryland PSC) approve the issuance of additional AE common stock to accomplish the transactions. At separate meetings held on August 7, 1997, the shareholders of AE and DQE approved the merger. All of the other above filings have been made and are pending. The effective time of the merger is dependent upon all conditions in the Merger Agreement, including all necessary regulatory approvals, being met or waived. See ITEM 7. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - Significant Continuing Issues - Proposed
Merger with DQE and ITEM 3. LEGAL PROCEEDINGS for a discussion of the lawsuit filed by the City of Pittsburgh and other merger opposition. In addition, the Maryland PSC and the Public Utilities Commission of Ohio (Ohio PUC) have instituted proceedings to investigate the effect of the merger on Potomac Edison and Monongahela, respectively.

     Under the terms of the Merger Agreement, upon the merger becoming effective, each share of DQE common stock (other than shares owned by AE, Merger Sub or any other direct or indirect subsidiary of AE and shares owned by DQE or any direct or indirect subsidiary of DQE, in each case not held on behalf of third parties) issued and outstanding will be converted into the right to receive 1.12 shares of AE common stock. Upon consummation of the merger, holders of DQE common stock will own approximately 42% of the outstanding shares of AE common stock.

     After the merger, AE's utility and nonutility subsidiaries will remain subsidiaries of AE and DQE's utility and nonutility subsidiaries will become indirect subsidiaries of AE. The merger will have no effect on the issued and outstanding preferred stock of DQE, nor will it have any effect on the issued and outstanding common stock, public debt securities, preferred stock nor preference stock of the respective subsidiaries of AE and DQE.

     As part of its merger applications in
Pennsylvania and with the FERC, AE agreed to form or join an independent system operator (ISO). For more information on AE's examination of an ISO, see ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Significant
Continuing Issues - Independent Transmission Sytem
Operation Study. A more complete description of the merger transaction may be found in the Form U-1 requesting SEC approval of the merger, filed at File
No. 70-9147. See also ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA - Note B - Proposed Merger.

                      COMPETITION

     The electric utility industry in the United
States is in the process of evolving from an historically regulated monopolistic market to a competitive integrated marketplace. The Energy Policy
Act of 1992 (EPACT) began the process of deregulation of the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electric market has become increasingly competitive as companies began to engage in nationwide power brokering. In addition, some states have taken active steps toward allowing retail customers the right to choose their electric power supplier. Competition in electric generation is no longer just a theoretical possibility for Allegheny. Two of the five state jurisdictions the Operating Subsidiaries serve have now taken action to begin implementation of retail access to alternate generation suppliers. Allegheny has been an advocate of Federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.
In the absence of Federal legislation, state-by-state implementation has begun.

     In December 1996, the Commonwealth of
Pennsylvania enacted the Electricity Generation
Customer Choice and Competition Act (Customer Choice
Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. Pursuant to the Customer Choice Act, all electric utilities in Pennsylvania are required to establish and administer retail access pilot programs to 5% of the load of each class of their customers. In order to assure participation in the pilot program, a credit was established by the Pennsylvania PUC. The credit for West Penn's customers participating in the pilot is high, with the result that West Penn has estimated it could suffer a loss of revenues of up to about $10 million for the pilot period which ends
December 31, 1998. In order to mitigate this loss, West Penn took action to become a licensed energy supplier to the pilot customers of the other electric utilities in Pennsylvania. However, sales prices are low and margins are thin. West Penn believes it is unlikely that it will completely offset its pilot losses with new revenues. In 1997, Allegheny formed
Allegheny Energy Solutions, which is also participating as a licensed energy supplier in the Pennsylvania pilot program. Subsequently, Allegheny
Energy Solutions and DQ Energy Partners, Inc.

(DEP), an unregulated subsidiary of DQE, formed a joint venture named Allegheny Energy Solutions, L.L.C.
(Allegheny Energy Solutions LLC), which will take over Allegheny Energy Solutions' participation in the Pennsylvania pilot program and continue thereafter.

     Beginning January 1, 1999, immediately after the pilot program ends, pursuant to the Customer Choice
Act, one third of West Penn's retail customers will have the ability to choose another energy supplier, but will not be required to do so. The next year another third, and beginning January 1, 2001, all of its customers will have retail access to alternative generation. West Penn will continue to provide transmission and distribution service and, depending upon the outcome of its restructuring filing, may bill a Competitive Transition Charge (CTC) to native load customers. For a discussion of this legislation and the potential for West Penn to suffer a severe loss of revenues and earnings in 1999 and thereafter if it is not permitted to bill a reasonable CTC, see ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Review of
Operations - Sales and Revenues, and Significant
Continuing Issues - Electric Energy Competition, as well as Note C to the Consolidated Financial
Statements in ITEM 8.  FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA.  Both West Penn and Allegheny
Energy Solutions, LLC are planning to compete as energy suppliers in Pennsylvania.

     The Maryland PSC in December 1997 issued an Order to implement retail competition in that state. A special task force of the Maryland General Assembly, which had been working on the same subject, had not yet issued its report. The Maryland PSC's Order and its revised second Order, call for a deregulation process including a three-year phase-in beginning July
1, 2000, with recovery of prudent stranded costs, after mitigation. The Order recognizes that many details are yet to be decided and calls for roundtable discussions and adjudicatory proceedings for that purpose.

For information on competition, including a discussion of the Pennsylvania legislation, West Penn's and Allegheny Energy Solutions LLC's participation, stranded cost issues and the Maryland PSC's Orders to implement retail competition, see ITEM 7. MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Significant Continuing Issues
Electric Energy Competition and Note C to the
Consolidated Financial Statements in ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     In February 1997, the Virginia General Assembly passed Senate Joint Resolution 259, which continued the Joint Committee Examining the Restructuring of the Electric Utility Industry. In addition, a separate Tax
Task Force in Virginia has been examining tax issues arising as a result of proposed restructuring. SJR
259 directed the Virginia State Corporation Commission
(Virginia SCC) to provide a report to the Committee on how customer choice should be implemented in Virginia.
On November 7, the Virginia SCC Staff issued its report, which recommended that utilities undergo a thorough rate examination, experiment with small-scale retail pilot programs, and form or join independent system operators and regional power exchanges. After this phase is under way, a decision would be made whether Virginia should go to the next step of retail choice. In the 1998 legislative session, several bills have been introduced, one of which would, among other things, phase in retail competition in the 2002-
2004 period.

     On December 12, 1996, the Public Service
Commission of West Virginia (West Virginia PSC) issued an order initiating a general investigation regarding the restructuring of the regulated electric utility industry. A public hearing was held on May 1, 1997, which resulted in the establishment of a Task
Force to further investigate restructuring issues.
The Task Force issued a report in mid-October, concluding that West Virginia would likely benefit from competition and retail choice, although there was no consensus on a model for restructuring. In December
1997, the Task Force approved legislative language that would give the West Virginia PSC broad authority to implement retail choice. The legislation was introduced in February 1998. It is anticipated that the West Virginia PSC and the Task Force will work to develop a detailed restructuring plan in 1998.

     The Ohio PUC has continued informal roundtable discussions on issues concerning competition in the electric utility industry. The meetings have resulted in sets of guidelines on interruptible rates and conjunctive service pilot programs which have been adopted by the Ohio PUC. The Governor established a legislative committee from members of both the Senate and House to further review issues regarding deregulation.

     Allegheny continues to participate in the Partnership for Customer Choice whose purpose is to seek enactment of federal legislation to bring choice to electric customers no later than the year 2000.
The legislation sought would deregulate the generation and sale of electricity, creating a free market for electric power.

     Fully meeting challenges in the emerging competitive environment will be difficult for Allegheny unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company
Act of 1935 (PUHCA) and Section 210 of the Public
Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. Allegheny continues to advocate the repeal of PUCHA and PURPA, and, in 1997, worked with other utilities seeking the repeal of PUHCA and PURPA or reform of Section 210 of PURPA on the grounds that they are obsolete, anticompetitive, and that PURPA, in particular, results in utility customers paying above-market prices for power. (See ITEM 3. LEGAL PROCEEDINGS for information concerning PURPArelated litigation.)

     In 1996, AYP Capital, AE's nonutility subsidiary, expanded its operations by forming AYP Energy and ACC.
In 1997, it formed Allegheny Energy Solutions. AYP
Energy is an exempt wholesale generator and a bulk power marketer. In October 1996, AYP Energy purchased for about $170 million, a 50% interest (276 MW) in Unit No. 1 of the Fort Martin coal-fired power station in West Virginia. AYP Energy is marketing the output of its 50% interest in Unit No. 1 of Fort Martin, as well as engaging in other power marketing activities.
The increase in losses in 1997 from nonutility operations resulted primarily from low selling prices in competitive markets. For a discussion of the losses, see ITEM 7. MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - Earnings Summary. The operation of a merchant plant and power marketing in the wholesale market is essentially participation in a commodity market, which creates certain risk exposures. AYP
Energy uses exchange-traded and overthe-counter futures, options, and swap contracts both to hedge its exposure to changes in electric power prices and for trading purposes. The risks to which AYP Energy is exposed include underlying price volatility, credit risk, and variation in cash flows, among others. To manage these risks and other risks to which the Operating Subsidiaries are exposed, Allegheny has implemented risk management policies and procedures, consistent with industry practice and its goals. See also discussion in ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Significant
Continuing Issues - Risk Management.

     During 1997, AYP Capital made several
investments in funds which were established in 1995.
They include an investment in EnviroTech Investment
Fund I, L.P. (EnviroTech), a limited partnership formed to invest in emerging electrotechnologies that promote the efficient use of electricity and improve the environment. AYP Capital committed to invest up to $5 million in EnviroTech over 10 years, beginning in 1995. They also include an investment in the Latin American Energy and Electricity Fund I, L.P.
(FONDELEC), a
limited partnership formed to invest in
and develop electric energy opportunities in Latin
America. AYP Capital committed to invest up to $5 million in FONDELEC over eight years, beginning in 1995. Through FONDELEC, AYP Capital has invested in electric distribution companies in Peru and Argentina. Both EnviroTech and FONDELEC may offer
AYP Capital opportunities to identify investments in which AYP Capital may coinvest, in excess of its capital commitment in each limited partnership.

     AYP Capital is also developing other energy-related service businesses. AYP Capital offers engineering consulting services and project management for transmission and distribution facilities.

     ACC was formed in 1996 as an exempt
telecommunications company to develop opportunities in the deregulated communications market. ACC and Hyperion
Telecommunications of Pennsylvania, Inc., a Delaware corporation, entered into an Operating Agreement and agreed to form a limited liability company known as Allegheny Hyperion Telecommunications, L.L.C. to engage in telecommunications services.

     Allegheny Energy Solutions was formed in 1997 to market electric energy to retail customers in deregulated markets. As previously mentioned, in 1997, Allegheny Energy Solutions and DEP, a subsidiary of DQE, agreed to form Allegheny Energy
Solutions LLC, a limited liability joint venture, to participate in the Pennsylvania pilot program and to market electricity and related energy services.
Allegheny Energy Solutions and DEP each plan to maintain a 50% interest in Allegheny Energy Solutions
LLC. For a discussion of the activities undertaken by Allegheny Energy Solutions in 1997 and related nonutility losses, see ITEM 7. MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - Earnings Summary and Note C to
Consolidated Financial Statements in ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                    RESTRUCTURING

     In 1995, Allegheny announced its intention to undertake a restructuring designed to consolidate and reengineer its operations to better meet the competitive challenges of the changing electric utility industry and remain the energy supplier of choice in the future for its customers. In 1996, Allegheny essentially completed restructuring of its operations. The benefits Allegheny has realized from restructuring include increased efficiencies and synergies due to the elimination of layers of management and the combination of previously duplicated functions. For a discussion of Allegheny's restructuring see Note D to Consolidated
Financial Statements in ITEM 8.  FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA.

     In general, the restructuring of Allegheny consolidated in APSC certain functions which previously were either performed separately by employees of each of the three Operating Subsidiaries or by employees of the three Operating Subsidiaries along with employees of APSC. Also, virtually all employees of the Operating
Subsidiaries were transferred to APSC.  The Operating
Subsidiaries and APSC were restructured into the following revenue-generating business units:
Operating Business Unit; Retail Marketing Business
Unit; Generation Business Unit; and Transmission
Business Unit. Support business units which provide services to these revenue-generating business units have also been formed. The restructuring did not involve the formation of any new legal entities, the dissolution of any existing business, nor did it require the writedown of any rate base assets.
Moreover, no capital assets were transferred within Allegheny in connection with the restructuring.

     Most of the functions which were performed exclusively by the Operating Subsidiaries have been restructured into the Operating Business Unit and Retail Marketing Business Units. Most of the functions performed by the Bulk Power Supply section of APSC were restructured into the distinct generating, transmission, and planning and compliance business units. The support functions were restructured in order to supply services to the above with greater efficiency.



                   REGULATED SALES

     In 1997, consolidated regulated kWh sales to regular customers (retail and wholesale power) decreased .6% from those of 1996 as a net result of a decrease of 3.9% in residential sales and increases of .3% and 1.6% in commercial and industrial sales, respectively. Consolidated regulated revenues from residential, commercial, and industrial sales decreased 4.2%, .5% and .7%, respectively. (See ITEM
1. RATE MATTERS and ITEM 7. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.)

     Utility bulk power transaction revenues, primarily with nonaffiliated utilities and power marketers, increased 8.6%. For the most part, these revenues have had little effect on net income as most profit therefrom was passed through to retail customers. (See ITEM 1. RATE MATTERS for a discussion of why this no longer applies to West
Penn.)

     Allegheny's all-time peak load of 7500 MW occurred on February 5, 1996. The peak load in 1997 of 7423 MW occurred on January 17, 1997.

     Consolidated regulated electric operating revenues for 1997 were derived as follows:
Pennsylvania, 45.6%; West Virginia, 27.4%; Maryland,
19.0%; Virginia, 5.8%; Ohio, 2.2% (residential,
39.1%; commercial, 21.5%; industrial, 32.7%; bulk power transactions, 3.6%; and other, 3.1%). The following percentages of such revenues were derived from these industries: iron and steel, 6.5%; aluminum and other nonferrous metals, 3.4%; chemicals, 3.3%;
coal mines, 3.3%; cement, 2.5%; fabricated products, 1.8%; and all other industries, 10.8%.

     During 1997, Monongahela's kWh sales to retail customers increased 1.3%. Residential and commercial sales decreased 1.8% and 1.0%, respectively, but industrial sales increased 4.0%.
Revenues from residential, commercial and industrial customers decreased 3.0%, 2.3%, and 2.1%, respectively, primarily due to a reduction in the fuel and energy cost component. Revenues from bulk power transactions and sales to affiliates increased
9.4%. Monongahela's revenues represented 23.9% of Allegheny's total regulated sales to regular customers. Monongahela's all-time peak load of 1825
MW occurred on August 17, 1995. The peak load in 1997 of 1746 MW occurred on July 15, 1997.

     Monongahela's electric operating revenues were derived as follows: West Virginia, 92.1%, and Ohio, 7.9% (residential, 31.8%; commercial, 18.9%;
industrial, 31.3%; bulk power transactions, 2.7%; and other, 15.3%).

     During 1997, Potomac Edison's kWh sales to retail customers decreased 1.9%. Residential sales decreased 6.7%, but commercial and industrial sales increased 1.9% and .5%, respectively. Revenues from residential customers decreased 7.5% due to lower usage. Revenues from commercial and industrial customers increased 1.3% and .7%, respectively.
Revenues from bulk power transactions and sales to affiliates increased 23.7%. Potomac Edison's revenues represented 30.8% of Allegheny's total regulated sales to regular customers. Potomac
Edison's all-time peak load of 2614 MW occurred on January 17, 1997.

     Potomac Edison's electric operating revenues were derived as follows: Maryland, 62.5%; West
Virginia 18.6%, and Virginia, 18.9%; (residential,
42.3%; commercial, 20.9%; industrial, 28.0%; bulk power transactions, 3.3%; and other, 5.5%). Revenues from one industrial customer, the Eastalco aluminum reduction plant near Frederick, Maryland, amounted to $64.1 million (9.0% of total electric operating revenues). Minimum annual charges to Eastalco under an electric service agreement which continues through March 31, 2000, with automatic extensions thereafter unless terminated on notice by either party, were $20.3 million in 1997. This agreement may be canceled before the year 2000 upon 90 days' notice in the event of a governmental decision resulting in a material modification of the agreement.

    During 1997, West Penn's kWh sales to retail customers decreased .5% as a result of decreases of 2.7% and .1% in residential and commercial sales, respectively. Industrial sales increased .9%.
Revenues from residential, commercial and industrial customers decreased 2.2%, .6%, and .7%, respectively, due to a reduction in the fuel and energy cost component. Revenues from bulk power transactions and sales to affiliates increased 3.2%. West Penn's regulated revenues represented 45.3% of Allegheny's total regulated sales to regular customers. West
Penn's all-time peak load of 3251 MW occurred on July 15, 1997.

     West Penn's electric operating revenues were derived as follows: Pennsylvania, 100% (residential, 36.3%;
commercial, 20.6%; industrial, 32.6%; bulk power transactions, 3.8%; and other, 6.7%).

     In 1997, the Operating Subsidiaries provided approximately 1.7 billion kWh of energy to nonaffiliated companies and marketers from generation facilities operated by the Operating Subsidiaries.
Revenues from those sales of generation from the Operating Subsidiaries were approximately
$39.6 million.

    The Operating Subsidiaries transmitted approximately
12.4 billion kWh to others located outside their service territories under various forms of transmission service agreements. Revenues from those sales of service approximated $41.6 million.

     Sales of generation and transmission services to others vary with the needs of those customers for capacity and/or economic replacement power; the availability of generating facilities and excess power, fuel, and regional transmission facilities; and the availability and price of competitive sources of power. Sales of transmission services to others by the Operating
Subsidiaries decreased slightly in 1997 relative to 1996 due primarily to mild weather and the increased willingness of neighboring utilities to sell transmission service at competitive prices. Sales of power generated by the Operating Subsidiaries increased in 1997 relative to 1996 primarily from increased sales to brokers and power marketers. From
January through April of 1997, substantially all of the benefits of power and transmission service sales to nonaffiliates by the Operating Subsidiaries were passed on to retail customers and as a result had little effect on net income during those months.
However, effective May 1, 1997, West Penn received approval from the Pennsylvania PUC to freeze the level of benefits passed on to retail customers. See
ITEM 1. RATE MATTERS for a discussion of West Penn's request to zero its energy cost rate.

     Pursuant to a peak diversity exchange
arrangement with Virginia Power, the Operating
Subsidiaries annually supply Virginia Power with 200
MW during each June, July, and August and, in return, Virginia Power supplies the Operating Subsidiaries with 200 MW during each December, January, and February, at least through February 2000.
Thereafter, specific amounts of
annual diversity exchanges beyond those currently established are to be mutually determined prior to each year for which an exchange is to take place.
Negotiations are expected in 1998 to reach an agreement on an amount of diversity exchange beyond March 2000.
The total number of megawatt-hours (MWh) to be delivered by each utility to the other over the term of the arrangement is expected to be the same.

     Pursuant to an exchange arrangement with Duquesne Light Company (Duquesne) which will continue through February 2000 and may be extended beyond that date, the Operating Subsidiaries supply Duquesne with up to 200 MW for a specified number of weeks, generally during each March, April, May, September,
October, and November. In return, Duquesne supplies the Operating Subsidiaries with up to 100 MW, generally during each December, January, and February. The total number of MWh to be delivered by each utility to the other over the term of the arrangement is expected to be the same. This arrangement will be terminated upon consummation of the merger and will be replaced by a Joint Dispatch
Agreement, which was filed at the FERC with the merger approval. See ITEM 1. PROPOSED MERGER WITH
DQE, INC. and ITEM 7. MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS - Significant Continuing Issues - Proposed
Merger with DQE.

     The Energy Policy Act of 1992 (EPACT) initiated
the restructuring of the electric utility industry by
permitting competition in the wholesale generation
market.  In order to facilitate the efficient use of
generation facilities, on April 24, 1996, the FERC
issued Orders 888 and 889. On March 4, 1997, the FERC
issued Orders 888A and 889A reaffirming and
clarifying the legal and policy issues as originally
presented in the previous Orders.   In response to
requests for rehearing, the FERC issued Orders 888B and 889B on November 25, 1997. The Commission again supported its original intentions and presented explanations and minor revisions to specific sections of the Orders.

     The FERC Orders require all transmission providers to offer service to entities selling generation services in a manner that is comparable to their own use of the transmission system. The
Orders required each transmission provider to file standardized open access transmission service tariffs; therefore, the Operating Subsidiaries have on file a pro forma open access tariff under which they sell transmission services to all eligible customers. The Operating Subsidiaries also arrange for transmission services for their own sales pursuant to the rates, terms and conditions of the open access tariff. A preliminary order was issued on December 16, 1996 on the Operating Subsidiaries' tariff. The Operating Subsidiaries still await a final order by the Commission concurring with the administrative law judge's decision that the tariff rates, if in conformity with the conclusions in the Initial Decision, are just and reasonable.

     To meet the objective of providing comparable or nondiscriminatory transmission services, the FERC
Orders further require that utilities functionally unbundle transmission operations and reliability functions from wholesale merchant functions within the Operating Subsidiaries. Accordingly, discrete business units have been formed including a transmission business unit and a generation business unit. Each unit has its own management, staff, objectives, and facilities. The Operating
Subsidiaries conduct their business in a manner that is consistent with FERC's Standards of Conduct.

     The Orders require that all transmission requests for service be made over the Open Access
Same Time Information System (OASIS). The OASIS, an internet-based nationwide electronic network, became operational on January 3, 1997. The Operating
Subsidiaries, in conjunction with a consortium of transmission providers, continue to work to upgrade the OASIS by improving its efficiency and adding new functions that are intended to promote the purchases and sales of transmission services under the open access tariff.

     The FERC established its jurisdiction over unbundled retail as well as wholesale transmission services in Order 888. Although states retain the authority to determine if retail wheeling should be adopted, retail transmission service under the jurisdiction of the FERC is available once these historically franchised customers have access to alternate generation sources. Pennsylvania enacted legislation authorizing retail choice for selected customers as of November
1, 1997 (Customer Choice Act). Prior to the implementation of the Customer Choice Act, the Operating Subsidiaries added to their open access tariff a retail access supplement authorizing the sale of open access transmission services to retail customers who have chosen a new electric supplier during the course of the Pennsylvania pilot program under the Customer Choice Act.

     In compliance with Pennsylvania's restructuring requirements and in conjunction with the merger plans, in August 1997 AE and DQE filed jointly with the FERC an Allegheny Energy open access tariff.

     The Operating Subsidiaries also have on file with the FERC a Standard Generation Service Rate
Schedule for the sale of wholesale power at cost-based rates. In October 1997, the Operating
Subsidiaries submitted a new wholesale tariff to the FERC asking for authority to sell power at market-based rates. The Operating Subsidiaries will begin selling power at marketbased rates once the filing has been accepted by the FERC.

     The Operating Subsidiaries are founding members of the General Agreement on Parallel Paths (GAPP). Six GAPP participants joined together to implement the GAPP experiment which commenced on April 2, 1997. The primary purpose of the Experiment is to develop a mutually acceptable method of resolving the inequities imposed on transmission network owners by parallel power flows. Using data collected during the experiment, the participants reallocate filed open access tariff rates to match compensation for transmission services with actual use of the interconnected grid. At the FERC's request, in November 1997 the participants submitted a status report detailing the results of the first six months of operation and will conduct a technical conference at the FERC sometime in 1998.

     Under PURPA, certain municipalities, businesses and private developers have installed, are installing or are proposing to install generating facilities at various locations in or near the Operating
Subsidiaries' service areas with the intent of selling some or all of the electric capacity and energy to the Operating Subsidiaries at rates consistent with PURPA and ordered by appropriate state commissions. As a result of PURPA, the Operating Subsidiaries are committed to purchase 299
MW of online PURPA capacity. Payments for PURPA capacity and energy in 1997 totaled approximately
$134.8 million at an average cost to the Operating
Subsidiaries of 5.6 cents/kWh, as compared to the Operating
Subsidiaries' own generating cost of about 3 cents/kWh. The Operating Subsidiaries project an additional 180 MW of PURPA capacity (Warrior Run) to come on-line in 1999. It is expected that the Warrior Run project will result in substantial rate increases for Potomac Edison's Maryland customers.
(See ITEM 3. LEGAL PROCEEDINGS for a description of litigation and regulatory proceedings in Pennsylvania and West Virginia concerning other proposed PURPA projects.)


                  UNREGULATED SALES

     In 1997, AYP Energy provided 3.7 billion kWh of energy to nonaffiliated customers, including generation from the Fort Martin Unit No. 1 acquisition amounting to
1.9 billion kWh. Revenues from those sales of generation were approximately $80.7 million. Total unregulated operating revenues in 1997 amounted to $85.8 million.
For a discussion of increases in nonutility losses in 1997, See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
Earnings Summary.



                 ELECTRIC FACILITIES

     The following table shows Allegheny's December
31, 1997, generating capacity based on the maximum monthly normal seasonal operating capacity of each unit. The Regulated Subsidiaries' owned capacity totaled 8071 MW, of which 7091 MW (88%) are coal fired, 840 MW (10%) are pumped-storage, 82 MW (1%) are oil-fired, and 58 MW (1%) are hydroelectric. AYP
Energy, an exempt wholesale generator, also owns 276
MW of coal-fired generation. The term "pumped-storage" refers to the Bath County station which stores energy for use principally during peak load hours by pumping water from a lower to an upper reservoir, using the most economic available electricity, generally during off-peak hours. During the generating cycle, power is produced by water falling from the upper to the lower reservoir through turbine generators.

     The weighted average age of the Regulated
Subsidiaries' owned steam stations shown on the following page is about 27.6 years. In 1997, their book value was $1.8 billion, average heat rate was 9,936 Btu's/kWh, and their availability factor was 87.2%. The age of AYP
Energy's owned generation is 31.0 years. In 1997, the book value of AYP Energy's owned generation was $168.0 million, average heat rate was 9,594
Btu's/kWh, and the availability factor was 93.4%.

                              Allegheny Stations
                         Maximum Generating Capacity
                               (Megawatts) (a)

                                                                                AYP       Dates When
                                     Station       Monon-    Potomac    West    Energy    Service
Station                     Units    Total         gahela    Edison     Penn    (b)       Commenced (c)
Coal-fired (steam):
Albright                      3        292           216        76                            1952-4
Armstrong                     2        352                               352                  1958-9
Fort Martin                   2      1,107           249       304       278      276         1967-8
Harrison                      3      1,920           480       629       811                  1972-4
Hatfield's Ferry              3      1,660           456       332       872                  1969-71
Mitchell                      1        284                               284                  1963
Pleasants                     2      1,252           313       376       563                  1979-80
Rivesville                    2        142           142                                      1943-51
R. Paul Smith                 2        115                     115                            1947-58
Willow Island                 2        243           243                                      1949-60
Oil-fired (steam): (a)
Mitchell                      1         82                                82                  1948
Pumped-storage and Hydro:
Bath County                   6        840           227(d)    235(d)    378(d)               1985
Lake Lynn(e)                  4         52                                52                  1926
Potomac Edison               21         6                       6                            Various
Total Allegheny Owned
Capacity                     54      8,347         2,326     2,073      3,672     276


                           Other Generation
                         Maximum Generating Capacity
                               (Megawatts) (f)

                                                                                AYP     Contract
                                           Project    Monon-   Potomac  West    Energy  Commencement
Project                                     Total     gahela   Edison   Penn        (b)  Date
Coal-fired: (steam)
 AES Beaver Valley                             125                       125                1987
 Grant Town                                     80        80                                1993
 West Virginia University                       50        50                                1992

Hydro:
 Allegheny Lock and Dam 5                        6                           6              1988
 Allegheny Lock and Dam 6                        7                           7              1989
 Hannibal Lock and Dam                          31        31                                1988

Total Other Capacity                           299       161       0(g)    138       0


Total Allegheny Owned and
PURPA Committed                              8,646     2,487     2,073   3,810     276
Generating Capacity (a)


    (a) Winter rating. Excludes 207 MW of West Penn oil-fired capacity at Springdale Power Station and 77 MW of the total MW at Mitchell Power Station, which were placed on cold reserve status as of June 1, 1983. Current plans call for the reactivation/repowering of these units in about five years. On December 31, 1994, 82 MW of the total MW at Mitchell Power Station were reactivated.

    (b) AYP Energy owns 50% of Unit No. 1 at Fort Martin as an exempt wholesale generator.

    (c) Where more than one year is listed as a commencement date for a particular source, the dates refer to the years in which operations commenced for the different units at that source.

    (d) Capacity entitlement through ownership of AGC, 27%, 28% and 45% by Monongahela, Potomac Edison and West Penn, respectively.

     (e) West Penn has a 30-year license for Lake Lynn, effective December 1994. Potomac Edison's license for hydroelectric facilities Dam No. 4 and Dam No. 5 will expire in 2003. Potomac Edison has received 30-year licenses, effective January 1994, for the Shenandoah, Warren, Luray and Newport projects. The FERC accepted Potomac Edison's surrender of the license for the Harper's Ferry Dam No. 3 and issued an order effective October 1994.

    (f) Other generating capacity available through state utility commission approved arrangements pursuant to PURPA.

    (g) The 180-MW Warrior Run project is under construction and is planned to begin providing capacity and energy to Potomac Edison in 1999.

                         ALLEGHENY MAP


     The Allegheny Map (Map), which has been omitted, provides a broad illustration of the names and approximate locations of Allegheny's major generation and transmission facilities, both existing and under construction, in a five state region which includes portions of Pennsylvania, Ohio, West Virginia, Maryland and Virginia. Additionally, Extra High Voltage substations are displayed. By use of shading, the Map also provides a general representation of the service areas of Monongahela (portions of West Virginia and Ohio), Potomac Edison (portions of Maryland, Virginia and West Virginia), and West Penn (portions of Pennsylvania).

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

The following table sets forth the existing miles of tower and pole transmission and distribution lines and the number of substations of the Regulated Subsidiaries as of December 31, 1997:

                       Above Ground Transmission and
                     Distribution Lines (a) and Substations

                                      Portion of Total         Transmission and
                                        Representing            Distribution
                        Total    500-Kilovolt (kV) Lines       Substations(b)

      Monongahela         20,952              283                      350
      Potomac Edison      17,988              202                      262
      West Penn           23,998              273                      711
      AGC(c)                  85               85                        1
      Total               63,023              843                    1,324


      (a) The Operating Subsidiaries have a total of 6,379 miles of underground distribution lines.

      (b) The substations have an aggregate transformer capacity of 55,375,620 kilovoltamperes.

      (c) Total Bath County transmission lines, of which AGC owns an undivided 40% interest and Virginia Power owns the remainder.


     The Operating Subsidiaries have 12 extra-high-voltage (345-kV and above) (EHV) and 31 lower-voltage interconnections with neighboring utility systems. The interregional EHV transmission system, including System facilities, continued to operate near reliability limits during periods of heavy power flows that are predominantly in a west-to-east orientation.
In early 1997, the North American Electric Reliability Council (NERC) implemented the development of a national security process. The Operating Subsidiaries serve as one of the 22 national Security Coordinators. This process includes a Transmission Loading Relief procedure that reduces loading on the transmission system when necessary and effectively addresses parallel path flows.

     Wholesale generators and other wholesale customers may now seek from owners of bulk power transmission facilities a commitment to supply transmission services. (See discussion under ITEM 1. SALES.) Such demand on the Operating Subsidiaries' transmission facilities may add to heavy power flows on the Operating Subsidiaries' facilities and may, eventually, require construction of additional transmission facilities.

     The Operating Subsidiaries have, since the early 1980's, provided contractual access to their transmission facilities under various tariffs. As described earlier, for new agreements starting in 1996, access is also governed by the provisions of the Operating Subsidiaries' open access tariffs filed with the FERC.


             RESEARCH AND DEVELOPMENT

     The Operating Subsidiaries spent $7.4 million, $7.7 million, and
$9.0 million, in 1997, 1996, and 1995, respectively, for research programs. Of these amounts, $5.7 million, $5.5 million, and $6.2 million were for Electric Power Research Institute (EPRI) dues in 1997, 1996, and 1995, respectively. EPRI is an industry-sponsored research and development institution. The Operating Subsidiaries plan to spend approximately $7.8 million for research in 1998, with EPRI dues representing $5.9 million of that total.

     In addition to EPRI support, in-house research conducted by Allegheny concentrated on environmental protection, generating unit performance and future generation technologies, transmission system performance, delivery systems, customer-related research, clean power technology focused on power quality and load management devices, and techniques for customer, delivery equipment and marketing. All Allegheny-funded research is related to adapting both competitive and leading edge technology to Allegheny's operations.

     Research is also being directed to help
address major issues facing our industry, including electric and magnetic field (EMF) assessment of employee exposure within the work environment, waste disposal and discharges, greenhouse gases, renewable resources, fuel cells, new combustion turbines, cogeneration technologies, and transmission loading mitigation using Flexible AC Transmission System
(FACTS) devices. A constructed wetlands project at the Springdale Power Station significantly improved the water quality of the effluent from a closed ash management facility. The project received the 1996
Industrial Excellence Award from the Pennsylvania
Water Environment Association and the 1997 Governor of Pennsylvania's Environmental Excellence Award.
During 1997, the Operating Subsidiaries supported the federal government's National EMF Research and Public Information Dissemination Program, a project on biomechanisms with the Massachusetts Institute of Technology, and an Edison Electric Institute
(EEI) program to study employee and public health effects, if any, of EMF. An investigation of the value of biodiversity of lands owned by Allegheny is being done. The financial effect of these issues on Allegheny, if any, cannot be determined at this time. In addition, there is continuing evaluation of technical proposals from outside sources and monitoring of developments in industry-related literature, law and litigation, general business and environmental standards (ISO 9000 AND
ISO 14000), and intellectual property rights.  The
World Health Organization over the next two to three years will issue a report on EMF affecting future R&D funding.

     Because of the NOx control requirements of the Clean Air Act Amendments of 1990 (CAAA), Allegheny is participating in a collaborative effort coordinated by EPRI to gain a greater understanding of the formation of ground level ozone and how measures to control NOx and volatile organic compounds affect ozone formation. The North
American Research Strategy for Tropospheric Ozone-
Northeast is focused on this effort. Other research is directed at NOx control technologies for power station compliance, including optimizing existing low NOx burners to improve performance.

     The Operating Subsidiaries continue to monitor and demonstrate technical solutions to greenhouse gas reduction, sequestration, capture, and control.
As part of their response to EPACT and President
Clinton's subsequent Climate Action Plan, the Operating
Subsidiaries, as part of an EEI program, have agreed to participate in research initiatives which are designed to reduce, sequester or control greenhouse gases. This program is consistent with filings made with the Department of Energy (DOE) in voluntary compliance with Section 1605(b) of EPACT.

    Electric vehicle (EV) research through 1997 included participation in the EV America and the Electric
Transportation Coalition, as well as the development of appropriate wiring and building code standards to accommodate electric vehicles. As a result, Allegheny is positioned to support commercial manufacturers when they move forward with EV development.

     In 1997 research was also directed into
communication systems to develop and demonstrate a high speed advanced power line communication system using existing utility wires to service information and automation needs of Allegheny's customers and to support system requirements in retail wheeling and marketing.

     Allegheny continues to pursue beneficial uses of coal combustion by-products. In cooperation with the West Virginia Division of Environmental
Protection, a project is under way to investigate the feasibility and cost-effectiveness of injecting fly ash from Allegheny-owned power stations into abandoned underground mine sites in West Virginia to reduce acid mine drainage and mine surface subsidence. The project cost is being shared with EPRI as part of a Tailored Collaboration Agreement.
Also being investigated is the use of fly ash as a construction material for a residential home demonstration and consideration of flue-gas desulfurization byproducts for road building.

     As part of customer research, a model home program is underway and adjustable speed drives for customer motor loads are being used at a steel company and at an extrusion process plant. An effort in which West Penn participated in 1997 is the Pennsylvania Electric Energy Research Council
(PEERC). PEERC was formed in 1987 as a partnership of Pennsylvaniabased electric utilities to promote technological advancements related to the electric utility industry.

     In 1997 the Operating Subsidiaries made research grants to regional colleges and universities to encourage the development of technical resources related to current and future utility problems.


        CAPITAL REQUIREMENTS AND FINANCING

     Construction expenditures by the Regulated
Subsidiaries in 1997 amounted to $284.7 million.
Construction expenditures for 1998 and 1999 are expected to aggregate $274.5 million and $305.5 million, respectively. Construction expenditures by AYP
Capital, the wholly-owned nonutility (unregulated) subsidiary of AE, in 1997 amounted to $1.4 million and for 1998 and 1999 are expected to aggregate
$32.6 million and $8.5 million, respectively.  In
1997, regulated expenditures included $2.6 million for compliance with the CAAA. The 1998 and 1999 estimated regulated expenditures include $1.6 million and $13.9 million, respectively, to cover the costs of compliance with the CAAA.
Expenditures to cover the costs of compliance with the CAAA were much more significant in prior years and may be again in future years if required for Phase II compliance. Additionally, new environmental initiatives (see ITEM 1. ENVIRONMENTAL MATTERS) may substantially increase Allegheny's construction requirements as early as 2000.

                  Construction Expenditures

                                     1997     1998      1999
                                       Millions of Dollars
                                       (Actual)  (Estimated)
Monongahela
Generation Business Unit           $  22.5    $  31.2    $29.5
Transmission Business Unit             7.0        4.5      5.3
Distribution Business Unit            47.6       41.4     39.7
Retail Business Unit                   0.0        0.7      0.4
Other                                  1.0
  Total*                           $  78.1    $  77.8    $74.9

Potomac Edison
Generation Business Unit           $  19.5    $  16.3    $27.0
Transmission Business Unit             3.8        1.0      9.2
Distribution Business Unit            53.6       65.5     75.3
Retail Business Unit                   0.0        1.2      0.8
Other                                  1.4
  Total*                           $  78.3    $  84.0   $112.3

West Penn
Generation Business Unit           $  40.9    $  40.6   $ 55.4
Transmission Business Unit            13.8        5.6      2.1
Distribution Business Unit            66.3       58.6     57.4
Retail Business Unit                   0.0        0.8      0.5
Other                                  7.1        6.7      0.8
  Total*                           $ 128.1    $ 112.3   $116.2



AGC & APSC                         $    .2    $    .4   $  2.1

Total Construction Expenditures,   $ 284.7    $ 274.5   $305.5
  Regulated

AYP Capital, Unregulated          $   1.4     $  32.6   $  8.5

Total Capital Expenditures        $ 286.1**   $ 307.1** $ 314.0**


* Includes allowance for funds used during construction (AFUDC) for 1997, 1998 and 1999 of: Monongahela $1.4, $1.7
   and $2.3; Potomac Edison $2.8, $2.2 and $2.8; and
   West Penn $4.1, $2.8 and $3.6.
** Includes amounts for projects connected with Allegheny's restructuring of $28.9, $17.2 and $0.3 for 1997, 1998 and 1999, respectively.


     These Capital Expenditures include major projects at existing generating stations, upgrading distribution lines and substations, and the strengthening of the transmission and subtransmission systems.

      On a collective basis for the Regulated
Subsidiaries, expenditures for 1997, 1998 and 1999 include $30.8 million, $19.7 million, and $52.5 million, respectively, for construction of currently mandated environmental control technology. Outages for construction, CAAA compliance work, and other environmental work is, and will continue to be, coordinated with planned outages where possible.

     Allegheny continues to study ways to reduce and meet existing customer demand and future increases in customer demand, including demand-side management programs, new and efficient electric technologies, construction of various types and sizes of generating units, increasing the efficiency and availability of Allegheny generating facilities, reducing internal electrical use and transmission and distribution losses, and, acquisition of energy and capacity from third-party suppliers. The advent of retail competition is expected to have a significant effect on load growth and the Operating Subsidiaries' obligation to meet such load growth.

     Potomac Edison is engaged in implementing state commission ordered demand-side management programs.
(See ITEM 1. REGULATION for a further discussion of these programs.)

     Current forecasts, which reflect demand-side management efforts and other considerations and assume normal weather conditions, project average annual winter and summer peak load growth rates of 1.4% and 1.6%, respectively, in the period 19982008.
Competition for existing loads can have a substantial impact on those projections. It is anticipated that existing resources, purchased power arrangements, reactivation of existing capacity, and/or the acquisition of capacity will be sufficient for Allegheny's future needs.

     In connection with its construction and demand-side management programs, Allegheny must make estimates of the availability and cost of capital as well as the future demands of its customers that are necessarily subject to regional, national, and international developments, changing business conditions, and other factors. The construction of facilities and their cost are affected by laws and regulations, lead times in manufacturing, availability of labor, materials and supplies, inflation, interest rates, and licensing, rate, environmental, and other proceedings before regulatory authorities. Decisions regarding construction of facilities must now also take into account retail competition. As a result, future plans of Allegheny are subject to continuing review and substantial change.

     The Regulated Subsidiaries have financed their construction programs through internally generated funds, first mortgage bonds, debentures, medium-term notes, subordinated debt and preferred stock issues, pollution control and solid waste disposal notes, installment loans, long-term lease arrangements, equity investments by AE (or, in the case of AGC, by the Operating Subsidiaries), and, where necessary, interim short-term debt. The future ability of the Regulated Subsidiaries to finance their construction programs by these means depends on many factors, including creditworthiness, and adequate revenues to produce satisfactory internally-generated funds and return on the common equity portion of the Subsidiaries' capital structures and to support their issuance of senior and other securities. AE obtains funds for equity investments in the Regulated
Subsidiaries through retained earnings and the issuance and sale of its common stock publicly.

     In 1997, AE issued 595,990 shares of its common stock for $16.7 million through its Dividend Reinvestment and Stock Purchase Plan (DRISP), its Employee Stock Ownership and Savings Plan (ESOSP), and its Performance Share
Plan. Beginning in the third quarter of 1997, AE began buying shares in the open market for the DRISP and ESOSP plans.

     During 1997, the rate for West Penn's 400,000 shares of market auction preferred stock, par value
$100 per share, reset approximately every 90 days at 4.008%, 4.2%, 4.29% and 4.1%. The rate set at auction for payment on January 14, 1998 was 3.95%.

     At December 31, 1997, short-term debt was outstanding in the following amounts: AE $206.4 million, Monongahela $58.3 million, and West Penn
$52.0 million. At December 31, 1997, AGC had $5.3 million invested and Potomac Edison had $1.5 million invested.

     The Regulated Subsidiaries' ratios of earnings to fixed charges for the year ended December 31, 1997, were as follows: Monongahela, 4.14; Potomac
Edison, 3.76; West Penn, 3.92; and AGC, 4.14.

     Allegheny's consolidated capitalization ratios as of December 31, 1997, were: common equity, 48.8%;
preferred stock, 3.7%; and long-term debt, 47.5%, including Quarterly Income Debt Securities (QUIDS)
(3.4%). Allegheny Energy's long-term objective is to maintain the common equity portion above 46%.

     During 1998, Monongahela, Potomac Edison and West
Penn anticipate meeting their capital requirements through a combination of internally generated funds, cash on hand, shortterm borrowing as necessary, and refunding a portion of maturing long-term debt.


                     FUEL SUPPLY

     Allegheny stations burned approximately 17.2
million tons of coal in 1997. Of that amount, 84% was either cleaned (5.4 million tons) or used in stations equipped with scrubbers (9.1 million tons).
The use of desulfurization equipment and the cleaning and blending of coal make burning local higher-sulfur coal practical. In 1997, almost 100% of the coal received at Allegheny-operated stations came from mines in West Virginia, Pennsylvania, Maryland, and
Ohio.  Allegheny does not mine or clean any coal.
All raw, clean, or washed coal is purchased from various suppliers as necessary to meet station requirements.

     Long-term arrangements, subject to price change, are in effect to provide for approximately 15.0 million tons of coal in 1998. The Operating
Subsidiaries will depend on short-term arrangements and spot purchases for their remaining requirements.
Through the year 1999, the total coal requirements of present Allegheny-operated stations are expected to be met with coal acquired under existing contracts or from known suppliers.

     For each of the years 1993 through 1996, the average cost per ton of coal burned was $36.19, $35.88, $32.68, and $32.25, respectively. For the year 1997, the cost per ton increased to $32.66.

     Long-term arrangements, subject to price change, are in effect and will provide for the lime requirements of scrubbers at Allegheny's scrubbed stations.

     In addition to using ash in various power plant applications such as scrubber by-product stabilization at Harrison and Mitchell Power
Stations, the Operating Subsidiaries continue their efforts to market coal combustion by-products for beneficial uses and thereby reduce landfill requirements. (See ITEM 1. RESEARCH AND
DEVELOPMENT.) In 1997, the Operating Subsidiaries received approximately $656,000 from the sale of 178,000 tons of fly ash and 127,000 tons of bottom ash for various uses, including cement replacement, mine grouting, oil well grouting, soil extenders, and anti-skid material.

     The Operating Subsidiaries own coal reserves estimated to contain about 125 million tons of higher sulfur coal recoverable by deep mining. There are no present plans to mine these reserves and, in view of economic conditions now prevailing in the coal market, the Operating Subsidiaries plan to hold the reserves as a long-term resource.

                 RATE MATTERS

     On August 1, 1997, West Penn filed its Restructuring
Plan with the Pennsylvania PUC. The Customer Choice Act required every utility in the State to file a restructuring plan. These filings address a number of regulatory issues including unbundling of rates, implementation of customer choice and recovery of stranded costs. In its August 1 filing, West Penn identified $2.0 billion (a January 1, 1999 present value amount) of stranded costs. This amount was revised to $1.6 billion (including $55.4 million of buy-out and associated legal costs) to reflect subsequent settlements for a PURPA related power supply contract relating to Burgettstown.
Evidentiary hearings were held in December 1997 and January 1998 on West Penn's restructuring filing.
Intervenors include the Office of Consumer Advocate, the Pennsylvania PUC Office of Trial Staff, ARMCO
Steel, Allegheny Teledyne, the Office of Small
Business Advocate, West Penn Industrial Intervenors,
Enron and the City of Pittsburgh. Intervenors in the proceeding have recommended a significantly lower amount of stranded cost recovery, or in some cases recommended no stranded cost recovery. A Commission order is expected by June 1998. West Penn cannot predict the outcome of this proceeding. For a discussion of West Penn's restructuring plan, see
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant Continuing Issues - Electric Energy
Competition and Note C to the Consolidated Financial
Statements in ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA.

     The West Virginia PSC, the Ohio PUC, and
Virginia SCC began or continued investigations during 1997 regarding the restructuring of and competition in the electric utility industry. (See ITEM 1.
BUSINESS - Competition for a description of these proceedings).

     On August 26, 1997, West Penn entered
into an agreement with Milesburg Energy Inc., subject to Pennsylvania PUC approval, to buy out and settle a disputed obligation with the developers of the proposed Milesburg Power Plant. On October 24, 1997, the Pennsylvania PUC approved the agreement. See
ITEM 3. LEGAL PROCEEDINGS for a description of the Milesburg buyout.

     On December 1, 1997, West Penn reached agreement with the developer of the proposed Burgettstown facility, Washington Power, to buy out and terminate all obligations to purchase power from the proposed 80 megawatt Burgettstown project. See ITEM 3. - LEGAL
PROCEEDINGS for a description of the Burgettstown buyout.

     In Maryland, Potomac Edison filed its annual update to the Energy Conservation Surcharge (ECS) in July 1997. The Maryland PSC, in September, accepted the filing, which increased the annual recovery by $3.4 million to $12.3 million. Also in September, the Maryland PSC accepted revisions to Potomac
Edison's line extension program (with undergrounding of distribution facilities mandated by Maryland), which transferred the responsibility for trenching and backfilling to residential customers and either eliminates or significantly reduces cost to serve these new customers. During 1997, Potomac Edison discontinued two minor surcharges; one recovering costs associated with start up payments to a PURPA project and the second which refunded to customers a credit associated with a special contract.

     In 1997, the Maryland PSC instituted a proceeding to investigate the effect of the proposed AE and DQE merger on Potomac Edison's Maryland customers and operations. On March 6, 1998, a settlement agreement was filed with the PSC. In the settlement, as a sharing of merger synergy benefits, Potomac Edison agreed to reduce annual retail base rates by $4.4 million upon merger consummation. Additionally, the parties to the settlement recommended that the Maryland PSC find it is in the public interest for AE to issue additional common stock to exchange for DQE, Inc. stock, as provided in the Merger Agreement. Potomac Edison expects that the Maryland PSC will act on the settlement by May 1, 1998.

     On March 11, 1998, the Maryland PSC docketed a proceeding to consider a petition by the People's Counsel in Maryland to reduce Potomac Edison's rates by at least $15 million. Potomac Edison responded by opposing the petition. The Maryland PSC staff filed in support of the People's Counsel's petition. Potomac Edison cannot predict the outcome of this proceeding.

     Potomac Edison submitted its Annual Informational Filing to the Virginia SCC on June 30, 1997. After review by the SCC
Staff, the Virginia SCC, on October 6, 1997 ordered that rates for customers in Virginia remain unchanged.

     Currently, all state regulatory jurisdictions except Pennsylvania and the FERC utilize fuel clause procedures to recognize changes in fuel and other energy costs in rates. These procedures utilize an expedited proceeding which permits energy costs to be adjusted on a more timely basis than other costs.
Differences between revenues received for energy costs and actual energy costs are deferred until the next proceeding when energy rates are adjusted to return or recover previous overrecoveries or underrecoveries, respectively. This procedure minimizes the effect on net income associated with changes in energy costs. With the move toward competition, fuel clause procedures may be altered or discontinued as experienced in Pennsylvania.

     In preparation for retail competition in Pennsylvania, West Penn filed a petition on February
28, 1997 with the Pennsylvania PUC asking for permission to zero its Energy Cost Rate (ECR) and state tax surcharge tariffs and to roll energy costs and state tax adjustments into base rates, effective
May 1,1997. On April 24, 1997, the Pennsylvania PUC approved West Penn's request.
West Penn's petition was necessitated by the passage of the Customer Choice Act, which capped electric rates in Pennsylvania as of January 1, 1997. Prior to May 1, 1997, changes in West Penn's costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, were passed on to customers by adjustment to customer bills through the ECR with the result that such changes had no effect on net income. Effective May 1, 1997, West
Penn began assuming the risks and benefits of changes in these costs and revenues.

     On June 30, 1997, the West Virginia PSC issued an order in the annual Expanded Net Energy Cost proceedings under which Monongahela and Potomac
Edison received annual increases of $1.4 million and $2.4 million, respectively. The increases were primarily due to the removal of a credit, which had been refunding to customers a prior overrecovery of fuel costs. The new rates became effective July 1, 1997.

     Fuel proceedings before the Ohio PUC require a mid-term filing, financial audit, management performance audit, and an annual filing. The Ohio PUC approved a stipulated agreement for Monongahela on January 28, 1998, which granted an increase of $1 million due primarily to the removal of a credit, which had been refunding to customers a prior overrecovery of fuel costs.
The new rate was effective February 1, 1998.

     Existing energy rates in Maryland and Virginia did not change in 1997. On January 15, 1998, Potomac
Edison filed with the Virginia SCC for an annual increase in fuel rates of $2.1 million to become effective March 9, 1998. The increase was primarily due to an increase to collect from customers a prior underrecovery of fuel costs and a small increase in fuel costs. On February 25, 1998, the Virginia SCC approved the increase, to become effective March 7, 1998.

     AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component that changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996, with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE. Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15.
No requests for change were filed during the 1997 notice period. Therefore, AGC's ROE will remain at 11% for 1998.

                 ENVIRONMENTAL MATTERS

     The operations of the Allegheny-operated generating stations are subject to regulation as to air and water quality, hazardous and solid waste disposal, and other environmental matters by various federal, state, and local authorities. That portion of Fort Martin Unit 1 (50%) owned by AYP Capital is subject to the same environmental regulations as other units owned by the Operating Subsidiaries. Compliance strategies, compliance assurance, permitting, compliance costs, allowance allocation, etc. for this unit are closely coordinated with AYP Capital.

     Meeting known environmental standards is estimated to cost the Operating Subsidiaries about
$103 million in construction expenditures over the next three years. Additional legislation or regulatory control requirements have been proposed and, if enacted, will require modifying, supplementing, or replacing equipment at existing stations at substantial additional cost.


              Climate Change Negotiations

     Climate change is alleged to be the result of the atmospheric accumulation of certain gases collectively referred to as greenhouse gases (GHG), the most significant of which is carbon dioxide (CO2). Human activities, particularly combustion of fossil fuels, are alleged to be responsible for this accumulation of GHG. The third Conference of the Parties to the United Nations Framework Convention on Climate Change
(COP-3) took place in Kyoto, Japan from December 1-11,
1997.  COP-3 resulted in the adoption of the Kyoto
Protocol, which specifies individual targets for industrialized countries to reduce emissions of GHG in the 2008-2012 time period. The Kyoto Protocol will enter into force when ratified by 55 Parties to the Convention including enough of the industrialized countries that will be governed by it to represent 55% of their collective 1990 CO2 emissions. It is uncertain whether the Kyoto Protocol will be ratified by the U.S. Senate. Ratification could require reduction of CO2 emissions in the U.S. by approximately 35% from projected levels in the 2008-
2012 time period and substantially increase the cost of operating coal-fired power plants. Allegheny will be assessing what actions it may need to take as the implications of the Kyoto Protocol for the U.S. become clearer.

                     Air Standards

     Allegheny currently meets applicable standards as to particulate and opacity at the power stations through highefficiency electrostatic precipitators, cleaned coal, flue-gas conditioning, and, at times, reduction of output. From time to time minor excursions of opacity, normal to fossil fuel operations, are experienced and are accommodated by the regulatory process.

     Allegheny meets current emission standards as to SO2 by the use of scrubbers, the burning of low-sulfur coal, the purchase of cleaned coal to lower the sulfur content, and the blending of lowsulfur with higher sulfur coal.

     The CAAA, among other things, require an annual reduction in total utility emissions within the United
States of 10 million tons of SO2 and two million tons of NOx from 1980 emission levels, to be completed in two phases, Phase I and Phase II. Five coal-fired Allegheny plants are affected in Phase I and the remaining plants and units reactivated in the future will be affected in Phase II. Installation of scrubbers at the Harrison
Power Station was the strategy undertaken by Allegheny to meet the required SO2 emission reductions for Phase I (1995-1999). Allegheny estimates that its banked emission allowances will allow it to comply with Phase II SO2 limits through 2005. Studies to evaluate cost-effective options to comply with Phase II SO2 limits beyond 2005, including those available in connection with the emission allowance trading market, are continuing.
It is expected that burner modifications at most of the Allegheny-operated stations will satisfy the NOx emission reduction requirements for the acid rain (Title IV) provisions of the CAAA. Additional post-combustion controls may be mandated in Maryland, Pennsylvania, and West Virginia for ozone nonattainment (Title I) reasons. Continuous emission monitoring equipment has been installed on all Phase I and Phase II units.

     In an effort to introduce market forces into pollution control, the CAAA created SO2 emission allowances. An allowance is defined as an authorization to emit one ton of SO2 into the atmosphere. Subject to regulatory limitations, allowances (including bonus and extension allowances) may be sold or banked for future use or sale.
Allegheny received, through an industry allowance pooling agreement, a total of approximately 554,000 bonus and extension allowances during Phase I. These allowances are in addition to the CAAA Table A allowances that the Operating Subsidiaries receive of approximately 356,000 per year during the Phase I years. Ownership of these allowances permits
Allegheny to operate in compliance with Phase I, and, as noted above, is expected to facilitate compliance during the early years of Phase II. As part of its compliance strategy, Allegheny continues to study the allowance market to determine whether sales or purchases of allowances or participation in certain derivative or hedging allowance transactions are appropriate.

     Pursuant to an option in the CAAA, Allegheny chose to treat eight Phase II boilers as Phase-I-affected units (Substitution Units) for calendar year
1997. The status of all Substitution Units is evaluated on an annual basis to ascertain the financial benefits of retaining these units as Phase-I-affected units. As a result of being Phase-I-affected, these Substitution Units are required to comply with the Phase I SO2 limits for each year that they are accorded substitution status by Allegheny.

     Title I of the CAAA established an Ozone
Transport Region (OTR) consisting of the District of Columbia, the northern part of Virginia and 11 northeastern states including Maryland and
Pennsylvania. Sources within the OTR will be required to reduce NOx emissions, a precursor of ozone, to a level conducive to attainment of the ozone National
Ambient Air Quality Standard (NAAQS). The installation of Reasonably Available Control Technology (RACT)
(overfire air equipment and/or low NOx burners) at all Pennsylvania and Maryland stations has been completed. The installation of RACT satisfies both
Title I and Title IV NOx reduction requirements.

     Title I of the CAAA also established an Ozone
Transport Commission (OTC), which has determined that utilities within the OTR will be required to make additional NOx reductions beyond RACT in order for the OTR to meet the ozone NAAQS. Under terms of a Memorandum of Understanding (MOU) among the OTR states, Allegheny-operated stations located in
Maryland and Pennsylvania will be required to reduce
NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May
1999.  RACT controls installed in Allegheny's
Maryland and Pennsylvania generating plants are expected to meet the 55% reduction requirement, at least for several years. Further reductions of 75%
from the 1990 baseline may be required by May 2003 under Phase III of the MOU, unless the results of modeling studies, due to be completed by the end of 1998, indicate otherwise. If Allegheny has to make reductions of 75%, it could be very expensive and would require the installation of postcombustion control technologies. Pennsylvania promulgated regulations to implement Phase II of the MOU in November 1997. Maryland is scheduled to propose Phase
II regulations in early 1998.

     During 1995, the Environmental Council of States
(ECOS) and the U.S. Environmental Protection Agency
(EPA) established the Ozone Transport Assessment
Group (OTAG) to develop recommendations for the regional control of NOx and Volatile Organic
Compounds (VOCs) in 37 states east of and bordering the west bank of the Mississippi River plus Texas.
OTAG issued its final report in June 1997 that recommended EPA consider a range of utility NOx controls between existing Clean Air Act (Title IV) controls and the less stringent of 85% reduction from the 1990 emission rate or 0.15 lb/mmBtu. According to OTAG recommendations, the states would have the opportunity to conduct additional local and subregional modeling in order to develop and propose appropriate levels and timing of controls. The EPA initiated the regulatory process to adopt the OTAG recommendations with a proposed State Implementation
Plan (SIP) call issued November 1997. The EPA proposal would require the equivalent of a uniform
0.15 lb/mmBtu emission rate throughout a 22 state region, including Maryland, Pennsylvania, and West
Virginia without the benefit of the OTAG recommended additional subregional modeling evaluation.
Implementation of controls could be required by summer 2003. EPA intends to finalize the SIP call by September 1998. Allegheny's compliance with such stringent regulations would require the installation of very expensive post-combustion control technologies on most, if not all, of its power stations.

     In August 1997, eight northeastern states filed
Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast
(West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment with the ozone standard. In December
1997, the petitioning states and EPA signed a Memorandum of Agreement to address these petitions in conjunction with the OTAG-related SIP call mentioned above.

     The EPA is required by law to regularly review the NAAQS for criteria pollutants. Recent court orders in litigation by the American Lung Association have expedited these reviews. The EPA in 1996 decided not to revise the SO2 and NOx standards.
Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July 1997. State attainment plans to meet the revised standards will not be developed for several years.
Also, in July 1997, EPA proposed regional haze regulations to improve visibility in Class I federal areas (natural parks and wilderness areas). If finalized, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from Allegheny facilities. The impact on Allegheny of revision to any of these standards or regulations is unknown at this time but could be substantial.

     The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls and Section 126 petitions cannot be determined at this time. All are being challenged via rulemaking, petition and/or litigation process. NOx controls for the extreme scenarios, 85% from 1990 levels, could be substantial. Implementation dates are also uncertain at this time but could be as early as year 2003, which would require the beginning of substantial capital expenditures in 2000.

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

     Under an EPA-approved consent order with Pennsylvania, West Penn completed construction of a GEP stack at the Armstrong Power Station in 1982 at a cost of over $13 million with the expectation that EPA's reclassification of Armstrong County to "attainment status" under NAAQS for SO2 would follow.
As a result of the 1985 revision of its stack height rules, EPA refused to reclassify the area to attainment status. Subsequently, West Penn filed an appeal with the U.S. Court of Appeals for the Third
Circuit for review of that decision as well as a petition for reconsideration with EPA. In 1988, the Court dismissed West Penn's appeal, stating it could not decide the case while West Penn's request for reconsideration before EPA was pending. West Penn cannot predict the outcome of this proceeding.


                   Water Standards

     Under the National Pollutant Discharge Elimination
System (NPDES), permits for all of Allegheny's stations and disposal sites are in place. However, NPDES permit renewals for several West Virginia and Pennsylvania disposal sites contain what Allegheny believes are overly stringent discharge limitations. Allegheny in cooperation with the states and EPA has developed alternate water quality criteria which if approved by the agencies will result in less stringent permit limits. If their criteria are not approved, installation of wastewater treatment facilities may become necessary. The cost of such facilities, if required, cannot be predicted at this time.

     As the result of a lawsuit by environmental groups, the EPA and WVDEP, on October 27, 1997, proposed total maximum daily loads (TMDLs) for the Blackwater River and South Fork of the Potomac River and five of its tributaries. This is the first of forty-four court ordered waste load allocations for West Virginia to be issued over six years which will, when implemented, reduce the amount of pollutants that can be discharged into rivers that do not meet water quality standards. The proposed Blackwater
TMDL would reduce the amount of existing sewage discharge to the river by fifty percent and eliminate unused waste load allocations, including those owned by Allegheny, thereby precluding further development in the area. Lawsuits have also been filed in a number of other states including Pennsylvania and Maryland which will, when settled, force these states and the EPA to develop and implement wastewater discharge restrictions. The direct result of these actions will be further reductions in the amount of pollutants that can be discharged by certain company owned power stations which are located on rivers whose water quality does not meet standards.
Indirectly, the TMDL process can adversely impact the region's economy and therefore the financial performance of Allegheny by limiting economic development and curtailing the wastewater discharges of existing industrial customers in certain areas.
The total implications of the pending waste load allocations will not be known until the agencies develop and implement TMDLs in specific watersheds.

     The Pennsylvania Land Recycling Act, adopted in 1996, and the West Virginia Voluntary Cleanup Act, adopted in 1997, allow for the development and application of site-specific, risk-based groundwater cleanup standards to both abandoned and active industrial sites. The intent is to encourage the reuse of abandoned but contaminated industrial sites and to allow for continual operation of industrial sites whose operation began before groundwater protection statutes were in place -- as long as it can be demonstrated by the owner/operator that there is little or no risk to human health or the environment. The implementing regulations provide for reasonable and costeffective groundwater cleanup of Allegheny facilities should it become necessary and will encourage economic development in Allegheny's service territories in Pennsylvania and West Virginia.


             Hazardous and Solid Wastes

     Pursuant to the Resource Conservation and Recovery
Act of 1976 (RCRA) and the Hazardous and Solid Waste
Management Amendments of 1984, the EPA regulates the disposal of hazardous and solid waste materials.
Maryland, Ohio, Pennsylvania, Virginia, and West
Virginia have also enacted hazardous and solid waste management regulations that are as stringent as or more stringent than the corresponding EPA regulations.

     Allegheny is in a continual process of either permitting new or re-permitting existing disposal capacity to meet future disposal needs. All disposal areas are currently operating in compliance with their permits.

     Significant costs were incurred during 1995 and 1996 for expansion of existing coal combustion by-products disposal sites due to requirements for installation of liners on new sites and assessment of groundwater effects through routine groundwater monitoring and specific hydrogeological studies.
Existing sites may not meet the current regulatory criteria and groundwater remediation may be required at some of Allegheny's facilities.

     Allegheny continues to actively pursue, with PADEP and WVDEP encouragement, ash utilization projects such as deep mine injection for subsidence and water quality improvement, structural fills for highway and building construction, and soil enhancement for surface mine reclamation.

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


            Toxic Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of TRI to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site specific information on chemical releases to the air, land, and water. The first TRI report is due on July
1, 1999, for calendar year 1998. The reports will be filed with EPA and made available through publication of the reported information and posting on the Internet. Allegheny is actively working on a communications plan to proactively educate

                            29
employees and the community on the TRI program and the amounts of reportable chemicals released by Allegheny.


                     REGULATION

     Allegheny is subject to the broad jurisdiction of the SEC under PUHCA. AE, in the past, has requested the approval of the Maryland PSC as to certain capital stock issuance matters. The
Regulated Subsidiaries are regulated as to substantially all of their operations by regulatory commissions in the states in which they operate. The
Regulated Subsidiaries and AYP Energy are also regulated by the FERC. In addition, they are subject to numerous other local, state, and federal laws, regulations, and rules.

     In June 1995, the SEC published its report which recommended changes to PUHCA, including a recommendation to Congress to repeal the entire act.
Bills were introduced in the last Congress to repeal
PUHCA, but did not pass. A similar bill is currently before the U.S. Senate. However, Allegheny cannot predict what changes, if any, will be made to PUHCA as a result of these activities.

     During 1997, Potomac Edison continued its participation in the Collaborative Process for demand-side management in Maryland. Rebates paid in the various programs totaled $654,259 and the savings in future generation requirements was 2,527 kW.

     In 1997, the Operating Subsidiaries continued to take part in and fund various programs to assist low income customers, customers with special needs, and/or customers experiencing temporary financial hardship.


ITEM 2.    PROPERTIES

     Substantially all of the properties of the Operating Subsidiaries are held subject to the lien of the indenture securing each Operating Subsidiary's first mortgage bonds and, in many cases, subject to certain reservations, minor encumbrances, and title defects which do not materially interfere with their use. Some properties are also subject to a second lien securing certain solid waste disposal and pollution control notes. The indenture under which AGC's unsecured debentures and medium-term notes are issued prohibits AGC, with certain limited exceptions, from incurring or permitting liens to exist on any of its properties or assets unless the debentures and medium-term notes are contemporaneously secured equally and ratably with all other indebtedness secured by such lien.
Transmission and distribution lines, in substantial part, some substations and switching stations, and some ancillary facilities at power stations are on lands of others, in some cases by sufferance, but in most instances pursuant to leases, easements, rights-of-way, permits or other arrangements, many of which have not been recorded and some of which are not evidenced by formal grants. In some cases no examination of titles has been made as to lands on which transmission and distribution lines and substations are located. Each of the Operating
Subsidiaries possesses the power of eminent domain with respect to its public utility operations. (See also ITEM 1. BUSINESS and ALLEGHENY MAP.)


ITEM 3.    LEGAL PROCEEDINGS

     On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in the Federal District Court for the Western District of Pennsylvania against AE, West Penn, DQE and Duquesne.
The complaint alleged eight counts, two of which were claimed violations of the antitrust statutes and six were state law claims. The relief sought included a request that the proposed merger between AE and DQE be stopped. The complaint also, requested unspecified monetary damages relating to alleged collusion between the two companies in their actions dealing with proposals to provide electric service to redevelopment zones in the city. On October 27, 1997, all defendants filed motions to dismiss the complaint. On January 6, 1998, the District Court issued an order which granted the motions to dismiss. On January 14, 1998, the City appealed the order to the United States
Court of Appeals for the Third Circuit. AE and West
Penn cannot predict the outcome of this appeal.

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

     West Penn and the developers of the Shannopin project reached an agreement on January 25, 1996, which provided that West Penn would buy out the Shannopin EEPA and terminate the project and all pending litigation associated with the Shannopin project for a price of $31 million. The buyout agreement which was approved by the Pennsylvania PUC on May 28, 1996, provided for full pass-through of the buyout price to West Penn's customers through the energy cost rate by no later than March 31, 1999.
However, a Secretary's letter issued by the Pennsylvania PUC on August 25, 1997 impacted this recovery. This letter ruling effectively eliminated the ECR as a mechanism for future recovery of costs, including non-utility generator (NUG) and purchased power costs, but allowed these costs to be rolled into base rates subject to final review and resolution by the Pennsylvania PUC in West Penn's
Restructuring proceeding. Passthrough of the outstanding and unsecured amount of $7 million of the buyout price will be reviewed by the Pennsylvania PUC as a component of West Penn's restructuring proceedings.

     On August 26, 1997, West Penn and the developers of the Milesburg project entered into a Buyout
Agreement for a price of $15 Million. West Penn assumed ownership of the project property as a condition of the buyout. The Buyout Agreement was conditioned on Pennsylvania PUC approval of the buyout agreement, approval of collection of the buyout costs and approval of the settlement as a whole. By order entered October 24, 1997, the Pennsylvania PUC approved the Buyout Agreement, approved of collection of the buyout costs and approved of the settlement as a whole. The
Pennsylvania PUC ordered the pass through of the cash portion of the termination consideration of $15 million plus interest and ordered that it be accomplished by applying the residual of over-collected amounts in the ECR. In West Penn's restructuring case in Pennsylvania, West Penn also requested recovery of $5 million associated with environmental remediation of the site.


     On May 2, 1995, Washington Power, the developer of the Burgettstown project, filed a complaint against West Penn, AE and APSC in the United States District Court for the Western District of Pennsylvania asserting claims of treble damages for monopolization and attempts to monopolize in violation of the federal antitrust laws, unfair competition, breach of contract, intentional interference with contract and interference with prospective business relations. This complaint was later amended to add a count alleging wrongful use of civil proceedings. On April 1, 1996, Champion
Processing, Inc., North Branch Energy, Inc., and Air
Products and Chemicals, Inc., claiming involvement or potential involvement in the Burgettstown project, filed a similar complaint alleging anti-trust violations, unfair competition and intentional interference with a contract. The complaints were consolidated. As of December 1, 1997, AE, West Penn and the developers of the Washington Power Project reached an agreement to buy out and terminate an arrangement to purchase power from the proposed 80-megawatt cogenerating facility near Burgettstown in Washington County, Pennsylvania, and to settle associated litigation including the above-referenced two antitrust lawsuits. Under the agreement, West Penn agreed to buy out and settle the disputed obligation with the project developers for a cash amount of $48 million.

     Initially, the West Penn restructuring filing reflected $330.8 million, present value, of stranded costs for the Washington Power obligation.
Thereafter, these stranded costs were reduced from $330.8 million to $55.4 million to reflect the savings from the buyout and the continuing claim for the buyout amount and the associated legal costs.

     In October 1993, South River Power Partners,
L.P. (South River) filed a complaint against West
Penn with the Pennsylvania PUC. The complaint sought to require West Penn to purchase 240 MW of power from a proposed coal-fired PURPA project to be built in Fayette County, Pennsylvania. West Penn opposed this complaint. On October 7, 1996, the Pennsylvania PUC dismissed the complaint on the basis that the developers had failed to demonstrate that they had a "defined and viable" Qualifying Facility (QF) project. On July 9, 1997, the Pennsylvania
Commonwealth Court upheld the Pennsylvania PUC's dismissal of the South River complaint. On December
2, 1997, the Pennsylvania Supreme Court dismissed the developer's appeal.

     On September 7, 1995, MidAtlantic Energy
(MidAtlantic) sued Monongahela, Potomac Edison, and
AE in state court in Marshall County, West Virginia
for failure to comply with PURPA regulations in
refusing to purchase capacity and energy from a
proposed PURPA project and interference with
MidAtlantic's contract with the Babcock and Wilcox
Company (B and W), among other things.  This suit
followed an unsuccessful complaint proceeding by
MidAtlantic requesting the West Virginia PSC to order
Monongahela and Potomac Edison to purchase capacity
and energy from the project.  The MidAtlantic suit
also named B and W as a defendant.  MidAtlantic seeks
compensatory and punitive damages.   Monongahela,
Potomac Edison and AE filed an answer and B and W filed an answer and counterclaim. The parties are proceeding with discovery. Monongahela, Potomac
Edison and AE cannot predict the outcome of this litigation.

     On August 13, 1996, American Bituminous
Partners, L.P., (AmBit), filed a request for arbitration alleging that the energy rate payable under its purchase power contract with Monongahela had been improperly calculated. The arbitration proceeding was bifurcated into a liability phase and, if necessary, a damages phase. A hearing in the liability phase of the arbitration proceeding has been completed and briefed. On February 18, 1998, the arbitration panel made a determination in the liability phase. They determined that certain lime handling costs should have been a component of the energy rate and therefore were improperly accounted for in 1995 and 1996. The damages phase of the arbitration on this issue will be limited to determination of the extent of these costs and any related lime handling costs that AmBit can show should have been included in the calculation of the energy rate. Monongahela cannot predict the outcome of this proceeding.

     As of January 13, 1998, Monongahela has been named as a defendant along with multiple other defendants in a total of 7,021 pending asbestos cases involving one or more plaintiffs. Potomac Edison and West Penn have been named as defendants along with multiple other defendants in approximately one-half of those cases. Because these cases are filed in a "shot-gun" format whereby multiple plaintiffs file claims against multiple defendants in the same case, it is presently impossible to determine the actual number of cases in which plaintiffs make claims against the Operating Subsidiaries. However, based upon past experience and available data, it is estimated that about one-third of the total number of cases filed actually involve claims against any or all of the Operating Subsidiaries. All complaints allege that the plaintiffs sustained unspecified injuries resulting from claimed exposure to asbestos in various generating plants and other industrial facilities operated by the various defendants, although all plaintiffs do not claim exposure at facilities operated by all defendants. With very few exceptions, plaintiffs claiming exposure at stations operated by the Operating Subsidiaries were employed by third-party contractors, not the Operating
Subsidiaries. Three plaintiffs are known to be either present or former employees of Monongahela.
Each plaintiff generally seeks compensatory and punitive damages against all defendants in amounts of up to $1 million and $3 million, respectively; in those cases which include a spousal claim for loss of consortium, damages are generally sought against all defendants in an amount of up to an additional $1 million. A total of 94 cases have been previously settled and/or dismissed as against Monongahela for an amount substantially less than the anticipated cost of defense. While the Operating Subsidiaries believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

     On January 27, 1995, Allegheny filed a
declaratory judgment action in the Court of Common
Pleas of Westmoreland County, Pennsylvania against its historic comprehensive general liability (CGL) insurers. This suit seeks a declaration that the CGL insurers have a duty to defend and indemnify the Operating Subsidiaries in the asbestos cases, as well as in certain environmental actions. To date, two insurers have settled. However, the final outcome of this proceeding cannot be predicted.

     On March 4, 1994, the Operating Subsidiaries received notice that the EPA had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, with respect to the Jack's Creek/Sitkin Smelting Superfund Site
(Site).  There are approximately 875 other PRPs
involved.  A Remedial Investigation/Feasibility Study
(RI/FS) prepared by the EPA originally indicated remedial alternatives which ranged as high as $113 million, to be shared by all responsible parties. A
PRP Group consisting of approximately forty (40) members, and to which the Operating Subsidiaries belong, has been formed and has submitted an addendum to the RI/FS which proposes a substantially less expensive cleanup remedy. In January 1998, this PRP
Group has made a good-faith offer to the EPA to settle this matter. A final determination has not been made for the Operating Subsidiaries' share of the remediation costs based on the amount of materials sent to the site. However, at this time it is estimated that the impact to the Operating
Subsidiaries will not be material.

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

     After protracted litigation concerning the
Operating Subsidiaries' application for a license to build a 1,000-MW energy-storage facility near Davis, West Virginia, in 1988 the U.S. District Court reversed the U.S. Army Corps of Engineers' (Corps) denial of a dredge and fill permit on the grounds that, among other things, the Operating Subsidiaries were denied an opportunity to review and comment upon written materials and other communications used by the Corps in reaching its decision. As a result, the Court remanded the matter to the Corps for further proceedings. This remand order has been appealed.
The Operating Subsidiaries cannot predict the outcome of this proceeding.

     In 1979, National Steel Corporation (National
Steel) filed suit against AE and certain subsidiaries in the Circuit Court of Hancock County, West
Virginia, alleging damages of approximately $7.9 million as a result of an order issued by the West
Virginia PSC requiring curtailment of National
Steel's use of electric power during the United Mine
Workers' strike of 1977-8. A jury verdict in favor of AE and the subsidiaries was rendered in June 1991.
National Steel has filed a motion for a new trial, which is still pending before the Circuit Court of Hancock County. AE and the subsidiaries believe the motion is without merit; however, they cannot predict the outcome of this case.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     AE, Monongahela, Potomac Edison, West Penn and
AGC did not submit any matters to a vote ofshareholders during the fourth quarter of 1997.

                 Executive Officers of the Registrants


The names of the executive officers of each company, their ages as of December 31, 1997, the positions they hold, or held during 1997, and their business experience during the past five years appears below:

                     Position (a) and Period of Service


Name                Age         AE          MP            PE           WP            AGC
Charles S. Ault      59                                             V.P.
                                                                   (1990-    )
Eileen M. Beck       56   Secretary     Secretary     Secretary     Secretary        Secretary
                          (1988-  )     (1995-  )      (1996-)      (1996-  )        (1982-  )
                          Previously,   Previously,   Previously,   Previously,
                          Asst. Treas.  Asst. Treas.  Asst. Sec.    Asst. Sec.
                          (1979-95)     (1981-95)     (1988-95)     (1988-95)
                                        Asst. Sec.
                                        (1988-94)

Nancy L. Campbell     58  V.P.          Treasurer     Treasurer     Treasurer        Treasurer
                          (1994-  )     (1995-  )     (1996-  )     (1996-  )        (1988-   )
                          & Treas.                    Previously,                    Previously
                          (1988-  )                   Asst. Sec.                     Asst. Sec.
                                                      (1988-96)                      (1988-96)
                                                      Asst. Treas.
                                                      (1988-95)

C. Vernon Estel, Jr.  42                V.P.
                                        (1996-  )

Richard J. Gagliardi  47  V.P.          Asst. Sec.                                   Asst. Treas.
                          (1991-  )     (1990-96)                                    (1982-96)

Thomas K. Henderson   57  V.P.          V.P.          V.P.          V.P.             Dir. & V.P.
                          (1997-  )     (1995-  )     (1995-  )     (1985-  )        (1996-  )

Kenneth M. Jones      60   V.P. &                                                    Dir. & V.P.
                           Controller                                                (1991-  )
                           (1991-  )

Thomas J. Kloc        45                Controller    Controller    Controller       Controller
                                        (1996-  )     (1988-  )     (1995-  )        (1988-   )

James D. Latimer      59                V.P.          V.P.          V.P.
                                        (1995-  )     (1995-  )     (1995-  )
                                                      Previously,
                                                      Executive V.P.
                                                      (1994-95)
                                                      V.P.
                                                      (1988-94)

Michael P. Morrell(b) 49  Sr. V.P.      Dir. & V.P.   Dir. & V.P.   Dir. & V.P.      Dir. & V.P.
                          (1996-  )     (1996-   )    (1996-   )    (1996-   )       (1996-     )

Alan J. Noia(c)       50  Chairman      Chairman      Chairman      Chairman         Chairman,
                          & CEO         & CEO         & CEO         &CEO             Pres. & CEO
                          (1996-    )   (1996-  )     (1996-  )     (1996-  )        (1996-  )
                          Pres.& Dir.   Dir.          Dir.          Dir.             Previously,
                          (1994-    )   (1994-  )     (1990-  )     (1994-  )        Dir. & V.P.
                          Previously                  Previously,                    (1994-96)
                          COO                         Pres.
                          (1994-96)                   (1990-94)

Karl V. Pfirrmann     49                V.P.          V.P.          V.P.
                                        (1996-  )     (1996-  )     (1996-  )


The names of the executive officers of each company, their ages as of December 31, 1997, the positions they hold, or held during 1997, and their business experience during the past five years appears below:

                   Position (a) and Period of Service


Name                Age   AE            MP             PE            WP            AGC

Jay S. Pifer        60    Senior V.P.   Pres. & Dir.  Pres. & Dir.   Pres.
                          (1996-  )     (1995-  )     (1995-  )      (1990-  )
                                                                     & Dir.
                                                                     (1992-  )
Victoria V. Schaff  53    V.P.
(d)                       (1997-  )

Peter J. Skrgic     56    Senior V.P.   V.P.          V.P. & Dir.     V.P.         V.P. & Dir.
                          (1994-  )     (1996-   )    (1990-   )     (1996-   )   (1989-    )
                          Previously,   & Dir.                       & Dir.
                          V.P.          (1990-   )                   (1990-   )
                          (1989-94)

Robert R. Winter    54                  V.P.          V.P.           V.P.
                                        (1987-   )    (1995-  )      (1995-  )



(a)  All officers and directors are elected annually.
(b)  Prior to joining Allegheny, Mr. Morrell
     was  V.P. - Regulatory and Public Affairs, Jersey Central
     Power & Light Company (JCP&L) (8/94-4/96); V.P.
     Materials, Services and Regulatory Affairs, JCP&L, (1/93-8/94); and V.P. and Treasurer, GPU, Inc. and Subsidiaries (2/86-1/93).
(c)  Chairman AE (formerly Allegheny Power System, Inc.), effective
     June 1, 1997.
(d) Prior to joining Allegheny, Ms. Schaff was a Federal Affairs Representative with the Union Electric Company (4/88-12/95).

                          PART II
ITEM 5.     MARKET FOR THE REGISTRANTS' COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS
   AE

     AYE is the trading symbol of the common stock of AE on the New York, Chicago, and Pacific Stock
Exchanges.  The stock is also traded on the Amsterdam
(Netherlands) and other stock exchanges. As of December 31, 1997, there were 53,389 holders of record of AE's common stock.

     The tables below show the dividends paid and the high and low sale prices of the common stock for the periods indicated:

                         1997                               1996
              Dividend    High       Low        Dividend     High     Low
1st Quarter   43 cents    $31-5/8    $29-1/8    42 cents     $30-7/8  $28
2nd Quarter   43 cents    $30-1/8    $25-1/2    42 cents     $31-1/16 $28-1/2
3rd Quarter   43 cents    $30-3/8    $26-5/8    42 cents     $31      $29
4th Quarter   43 cents    $32-19/32  $27-1/4    43 cents     $31-1/8  $28-7/8


     The high and low prices through March 5, 1998 were $32-7/16 and $30-1/8. The last reported sale on that date was at $30-3/4.

     Monongahela, Potomac Edison, and West Penn. The information required by this Item is not applicable as all the common stock of the Operating Subsidiaries is held by AE.


     AGC. The information required by this Item is not applicable as all the common stock of AGC is held by Monongahela, Potomac Edison, and West Penn.

ITEM 6.    SELECTED FINANCIAL DATA

                                     Page No.

     AE                                D-1
     Monongahela                       D-4
     Potomac Edison                    D-6
     West Penn                         D-8
     AGC                               D-10

                                                      Allegheny Energy, Inc.

Consolidated Statistics
Year ended December 31             1997         1996         1995         1994         1993         1992         1987
Summary of Operations
   (Millions of Dollars)
Operating revenues              $2,369.5     $2,327.6     $2,315.2     $2,184.6     $2,050.6     $1,962.6     $1,820.5
Operation expense                1,065.9      1,013.0      1,024.9      1,017.8        927.5        907.9        865.8
Maintenance                        230.6        243.3        249.5        241.9        231.2        210.9        180.8
Restructuring charges                           103.9         23.4          9.2
  and asset write-offs
Depreciation                       265.7        263.2        256.3        223.9        210.4        197.8        158.8
Taxes other than income            187.0        185.4        184.7        183.1        178.8        174.6        125.9
Taxes on income                    168.1        128.0        154.2        125.9        128.1        115.4        134.6
Allowance for funds
used during construction            -8.3         -5.9         -8.2        -19.6        -21.5        -17.5         -5.1
Interest charges and
  preferred dividends              197.2        191.1        196.9        184.1        180.3        171.3        153.0
Other income and                   -18.0         -4.4         -6.2         -1.5                      -1.3          -.3
  deductions
Consolidated income before
  cumulative  effect of
  accounting change                281.3        210.0        239.7        219.8        215.8        203.5        207.0
Cumulative effect of
 accounting change, net (a)                                                43.4
Consolidated net income           $281.3       $210.0       $239.7       $263.2       $215.8       $203.5       $207.0
Common Stock Data(b)
Shares outstanding (Thousands) 122,436.     121,840.     120,701.     119,293.     117,664.     113,899.     102,982.
Average shares outstanding     122,208.     121,141.     119,864.     118,272.     114,937.     111,226.     102,184.
  (Thousands)
Earnings per average share:c
Consolidated income before
  cumulative effect of
  accounting change                $2.30        $1.73        $2.00        $1.86        $1.88        $1.83        $2.02
Cumulative effect of
accounting change                                                         $.37
Consolidated net income            $2.30        $1.73        $2.00        $2.23        $1.88        $1.83        $2.02
Dividends paid per share           $1.72        $1.69        $1.65        $1.64        $1.63        $1.605       $1.47
Dividend payout ratiod             74.7%        97.5%        82.5%        88.3%        86.9%        88.3%        72.6%
Shareholders                      53,389       58,677       63,280       66,818       63,396        63,918       71,985
Market price range per share:
High                             32 19/32       31 1/8       29 1/4       26 1/2       28 7/16      24 3/8       24  1/2
Low                              25  1/2        28           21 1/2       19 3/4       23 7/16      20 3/4       15 11/16
Book value per share              $18.43        $17.80       $17.65       $17.26       $16.62       $16.05       $14.09
Return on average(d)
  common equity                    12.63%         9.69%       11.35%       10.96%       11.40%       11.45%       14.51%
Capitalization Data
 (Millions of Dollars)
  Common stock                 $2,256.9      $2,169.1     $2,129.9     $2,059.3     $1,955.8     $1,827.8     $1,451.6
Preferred stock:  Not
  subject to mandatory
  redemption                      170.1         170.1        170.1        300.1        250.1        250.1        235.1
Subject to mandatory redemption                                            25.2         26.4         28.0         30.8
Long-term debt and QUIDS        2,193.1       2,397.1      2,273.2      2,178.5      2,008.1      1,951.6      1,604.3



                                                      Allegheny Energy, Inc.

Consolidated Statistics (continued)

Total capitalization            $4,620.1       $4,736.3      $4,573.2     $4,563.1      $4,240.4   $4,057.5     $3,321.8
Capitalization ratios:
Common stock                        48.8%          45.8%         46.6%        45.1%         46.1       45.0%        43.7%
Preferred stock:
Not subject to
  mandatory redemption               3.7            3.6           3.7          6.6           5.9        6.2          7.1
Subject to mandatory redemption                                                 .6            .6         .7           .9
Long-term debt and QUIDS            47.5           50.6          49.7         47.7          47.4       48.1         48.3
Total Assets (Millions  of
  Dollars                       $6,654.1       $6,618.5      $6,447.3     $6,362.2      $5,949.2   $5,039.3     $4,304.3
Property Data (Millions of Dollars)
Gross property                  $8,451.4       $8,206.2      $7,812.7     $7,586.8      $7,176.9   $6,679.9     $5,320.2
Accumulated depreciation        (3,155.2)      (2,910.0)     (2,700.1)    (2,529.4)     (2,388.8)  (2,240.0)    (1,539.2)
Net property                    $5,296.2       $5,296.2      $5,112.6     $5,057.4      $4,788.1   $4,439.9     $3,781.0
Gross additions during year
 -utility                         $284.7         $289.5        $319.1       $508.3        $574.0     $487.6       $218.9
 -nonutility                        $1.4         $178.5
Ratio of provisions for
 depreciation to depreciable
 property                            3.34%          3.47%         3.50%        3.32%         3.37%      3.31%        3.21%



Year ended December 31               1997           1996          1995         1994          1993       1992         1987
Revenues (Millions of Dollars)
Residential                        $893.3         $932.2        $927.0       $863.7        $818.4     $734.9       $633.7
Commercial                          491.0          492.7         493.7        459.3         430.2      391.9        331.6
Industrial                          747.9          752.9         770.2        728.0         673.4      637.7        593.1
Wholesale and other                  75.2           74.3          66.1         65.8          60.3       60.0         49.7
Bulk power                          120.5           23.1          13.0         29.0          28.5       91.7        190.4
Transmission services                41.6           52.4          45.2         38.8          39.8       46.4         22.0
   Total revenues                 2,369.5        2,327.6       2,315.2      2,184.6       2,050.6    1,962.6      1,820.5
Sales Volumes-gWh
Residential                      12,825         13,328        13,003       12,630        12,514     11,746       10,271
Commercial                        8,173          8,132         7,963        7,607         7,440      7,071        5,965
Industrial                       18,875         18,568        18,457       17,708        16,967     16,910       15,557
Wholesale and other               1,421          1,456         1,304        1,275         1,240      1,186        1,039
Bulk power                        5,355          1,075           507        1,086         1,145      3,164        8,608
Transmission services            12,444         17,402        14,586        9,405        11,864     15,426        6,576
   Total sales                   59,093         59,961        55,820       49,711        51,170     55,503       48,016
Output and Delivery-GWh
Steam generation                 43,463         40,067        39,174       38,959        38,247     40,373       41,905
Hydro and pumped-storage          1,171          1,348         1,234        1,390         1,233      1,204        1,294
  generation
Pumped-storage input             (1,298)        (1,405)       (1,390)      (1,564)       (1,385)    (1,340)      (1,440)
Purchased power                   6,485          5,518         5,021        4,136         4,002      2,690        2,289
Transmission services            12,444         17,402        14,586        9,405        11,864     15,426        6,576
Losses and system uses           (3,172)        (2,969)       (2,805)      (2,615)       (2,791)    (2,850)      (2,608)
   Total sales as above          59,093         59,961        55,820       49,711        51,170     55,503       48,016

Utility Statistics
Year ended December 31            1997           1996          1995         1994          1993       1992         1987
Energy Supply
Generating capability-MW
  Utility-owned                   8,071          8,070         8,070        8,070         7,991      7,991        7,991
  Nonutility contracts(e)           299            299           299          299           292        212          118
Maximum hour peak-MW              7,423          7,500         7,280        7,153         6,678      6,530        5,653
Load factor                       68.3%          67.5%         68.3%        66.8%         70.0%      69.3%        71.7%


                                                        Allegheny Energy, Inc.

Heat rate-Btu's per kWh            9,936          9,910         9,970        9,927        10,020      9,910       9,903
Fuel costs-cents per million
  btu's                           130.05         129.22         130.2        141.5        142.12      141.93      139.69
Customers (Thousands)
Residential                     1,224.9        1,213.7        1,204.4      1,189.7       1,176.6     1,161.5    1,083.3
Commercial                        151.5          148.5          146          143           140.1       137.4      121.9
Industrial                         25.2           25.0           24.6         24.2          23.8        23.6       21.5
Other                               1.3            1.3            1.3          1.3           1.2         1.2        1.2
   Total customers              1,402.9        1,388.5        1,376.3      1,358.2       1,341.7     1,323.7    1,227.9
Average Annual Use-
  kWh per customer
Residential-Allegheny
 Energy                        10,521         11,042         10,865       10,682        10,715      10,181      9,560
Residential-National            9,531f         9,713          9,583        9,378         9,394       8,949      8,861
All retail service-            28,647         29,085         28,908       28,205        27,800      27,259     26,204
  Allegheny Energy
Average Rate-cents per kWh
Residential-Allegheny
  Energy                         6.96           6.99           7.13         6.84          6.54        6.26       6.17
Residential-National             8.95f          8.86           8.87         8.83          8.73        8.63       7.75
All retail service-
  Allegheny Energy               5.36           5.46           5.58         5.43          5.23        4.96       4.92


 a  To record unbilled revenues, net of income taxes.
 b  Reflects a two-for-one common stock split effective November 4, 1993.
 c  Basic and diluted earnings per average share.
 d Excludes the cumulative effect of the accounting change in 1994 and includes the effect of restructuring in 1995 and 1996.
 e Capability available through contractual arrangements with nonutility generators.
 f  Preliminary.

                                                  Monongahela Power Company


SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)


                                 1997        1996        1995      1994        1993        1992
Electric operating revenues:
  Residential...............   $199,931    $206,033    $209,065  $190,861    $185,141    $169,589
  Commercial..................  118,825     121,631     124,457   116,201     110,762     102,709
  Industrial.................   196,716     200,970     212,427   202,181     187,669     186,442
  Wholesale and other, including
    affiliates................   95,579      86,474      84,193    90,351      71,573      49,403
  Bulk power.................     7,299       4,772       2,749     7,681       8,382      26,748
  Transmission services.....      9,961      12,591      10,589     9,172       9,754      11,571
    Total...................    628,311     632,471     643,480   616,447     573,281     546,462

Operation expense ..........    305,487     310,480     330,740   330,909     295,464     286,501
Maintenance...................   70,561      74,735      73,041    69,389      67,770      62,909
Restructuring charges and asset
  write-off....................              24,299       5,493
Depreciation.................... 56,593      55,490      57,864    57,952      56,056      53,865
Taxes other than income......... 38,776      40,418      38,551    40,404      34,076      33,207
Taxes on income.............     47,519      34,496      41,834    30,650      33,612      27,919
Allowance for funds used
  during construction.......     (1,386)       (672)     (1,393)   (2,946)     (5,780)     (3,908)
Interest charges............     38,730      38,604      39,872    38,156      37,588      36,013
Other income, net.. ........     (8,498)     (6,831)     (9,235)   (8,003)     (7,203)     (8,388)

Income before cumulative effect
  of accounting change......     80,529      61,452      66,713    59,936      61,698      58,344
Cumulative effect of accounting
  change, net (a)...........                                        7,945
Net income..................   $ 80,529    $ 61,452    $ 66,713  $ 67,881    $ 61,698     $ 58,344

Return on average common
  equity (b)                     13.99%      11.00%      11.92%    10.66%      11.83%       11.96%


(a)  To record unbilled revenues, net of income taxes.
(b) Excludes the cumulative effect of the accounting change in 1994 and includes the effect of restructuring in 1995 and 1996.

                                                 Monongahela Power Company


FINANCIAL AND OPERATING STATISTICS

                                 1997       1996         1995        1994         1993        1992
PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
   Gross................    $1,950,478   $1,879,622  $1,821,613   $1,763,533   $1,684,322   $1,567,252
   Accumulated depreciation   (840,525)    (790,649)   (747,013)    (701,271)    (664,947)    (628,595)
      Net................   $1,109,953   $1,088,973  $1,074,600   $1,062,262   $1,019,375   $  938,657

GROSS ADDITIONS TO PROPERTY
  (Thousands):....  .....   $   78,139   $   72,577   $  75,458   $  103,975   $  140,748   $  126,422

TOTAL ASSETS at Dec. 31
  (Thousands)............   $1,493,254   $1,486,755  $1,480,591   $1,476,483   $1,407,453   $1,166,410

CAPITALIZATION at Dec. 31
  (Thousands):
    Common stock ........   $  540,930   $  512,212   $ 505,752   $  495,693   $  483,030   $  475,628
    Preferred stock......       74,000       74,000      74,000      114,000       64,000       64,000
    Long-term debt and QUIDS   455,088      474,841     489,995      470,131      460,129      444,506
                            $1,070,018   $1,061,053  $1,069,747   $1,079,824   $1,007,159   $  984,134

  Ratios:
    Common stock........         50.6%        48.3%       47.3%        45.9%        48.0%         48.3%
    Preferred stock.....          6.9          7.0         6.9         10.6          6.3           6.5
    Long-term debt and QUIDS     42.5         44.7        45.8         43.5         45.7          45.2
                                100.0%       100.0%      100.0%       100.0%       100.0%        100.0%
GENERATING CAPABILITY--
  kW at Dec. 31:
   Company-owned.........    2,326,300    2,326,300   2,326,300    2,326,300    2,325,300    2,325,300
   Nonutility contracts (a)    161,000      161,000     161,000      161,000      159,000       79,000

KILOWATT-HOURS (Thousands):
  Sales Volumes:
    Residential............  2,764,630    2,815,414   2,807,135    2,674,664    2,689,830    2,527,247
    Commercial.............  1,987,147    2,007,116   1,967,473    1,846,791    1,825,127    1,742,469
    Industrial.............  5,224,364    5,024,257   5,114,126    4,942,388    4,656,921    4,872,126
    Wholesale and other,
      including affiliates.  2,223,369    1,836,920   1,734,537    1,925,450    1,565,561      824,393
    Bulk power.............    249,505      196,843     105,126      285,048      338,476      953,048
    Transmission services    3,007,439    4,218,150   3,497,216    2,278,111    2,938,187    3,873,200
      Total sales.......... 15,456,454   16,098,700  15,225,613   13,952,452   14,014,102   14,792,483
  Output and Delivery:
    Steam generation....... 10,936,469   10,678,491  10,620,003   10,743,934   10,194,794   10,593,059
    Pumped-storage generation
                               241,958      263,640     257,284      290,586      263,329      260,155
    Pumped-storage input...   (310,565)    (337,451)   (330,915)    (373,116)    (337,737)    (332,989)
    Purchased power........  2,294,059    2,040,136   1,903,644    1,685,938    1,637,677    1,080,279
    Transmission services    3,007,439    4,218,150   3,497,216    2,278,111    2,938,187    3,873,200
    Losses and system uses    (712,906)    (764,266)   (721,619)    (673,001)    (682,148)    (681,221)
      Total sales as above  15,456,454   16,098,700  15,225,613   13,952,452   14,014,102   14,792,483

CUSTOMERS at Dec. 31:
  Residential.............     307,920      305,579     303,568      300,465      297,865      294,595
  Commercial..............      37,168       36,323      35,793       35,268       34,626       34,005
  Industrial..............       7,996        8,019       8,085        8,029        8,014        8,005
  Other...................         199          182         170          171          170          172
    Total customers.......     353,283      350,103     347,616      343,933       340,675     336,777

RESIDENTIAL SERVICE:
  Average use-
    kWh per customer.....        9,023        9,256       9,306        8,957         9,093       8,636
  Average revenue-
    dollars per customer.        652.53      677.37       693.11       639.16        625.87      579.51
  Average rate-
    cents per kWh........          7.23        7.32         7.45         7.14          6.88        6.71


(a) Capability available through contractual arrangements with nonutility generators.

                                                  The Potomac Edison Company


SUMMARY OF OPERATIONS
Year ended December 31 (Thousands of Dollars)

                                  1997        1996        1995        1994        1993        1992
Electric operating revenues:
  Residential.................   $299,876    $324,120    $316,714   $296,090    $274,358    $243,413
  Commercial..................    148,287     146,432     145,096    135,937     124,667     111,506
  Industrial.............. ...    198,174     196,813     200,890    195,089     175,902     157,304
  Wholesale and other, including
    affiliates................     38,857      34,901      28,592     24,178      28,744      29,480
  Bulk power..................     10,035       7,577       4,566      8,932       8,585      27,488
  Transmission services.......     13,552      16,917      14,811     12,675      12,423      14,092
    Total.....................    708,781     726,760     710,669    672,901     624,679     583,283

Operation expense.............    359,350     373,133     374,731    362,167     325,239     310,335
Maintenance...................     56,815      62,248      60,052     58,624      64,376      53,141
Restructuring charges and asset
  write-off...................                 26,094       6,847
Depreciation..................     71,763      71,254      68,826     59,989      56,449      53,446
Taxes other than income.......     47,585      45,809      47,629     46,740      46,813      45,791
Taxes on income...............     44,496      34,132      36,936     33,126      30,086      28,422
Allowance for funds used
  during construction.........     (2,830)     (2,491)     (1,752)    (5,874)     (7,134)     (5,368)
Interest charges..............     49,823      50,197      51,179     46,456      43,802      39,392
Other income, net.............    (13,976)    (11,791)    (12,044)   (10,310)     (8,419)     (9,352)

Income before cumulative effect
  of accounting change........     95,755      78,175      78,265     81,983      73,467      67,476
Cumulative effect of accounting
  change, net (a).............                                        16,471
Net income....................   $ 95,755    $ 78,175    $ 78,265   $ 98,454    $ 73,467    $ 67,476

Return on average common equity     13.44%      11.42%      11.34%     11.86%      11.63%      11.85%
(b)


(a)  To record unbilled revenues, net of income taxes.
(b) Excludes the cumulative effect of the accounting change in 1994 and includes the effect of restructuring in 1995 and 1996.

                                           The Potomac Edison Company
FINANCIAL AND OPERATING STATISTICS

                                    1997        1996        1995        1994         1993       1992
PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross...................  $2,196,262   $2,124,956   $2,050,835   $1,978,396   $1,857,961  $1,698,711
    Accumulated depreciation    (859,076)    (791,257)    (729,653)    (673,853)    (632,269)   (591,378)
      Net...................  $1,337,186   $1,333,699   $1,321,182   $1,304,543   $1,225,692  $1,107,333

GROSS ADDITIONS TO PROPERTY
  (Thousands)...............  $   78,298   $   86,256   $   92,240   $  142,826   $  179,433  $  153,485

TOTAL ASSETS at Dec. 31
  (Thousands)...............  $1,660,647   $1,677,886   $1,654,444   $1,629,535   $1,519,763  $1,355,385

CAPITALIZATION at Dec. 31:
  (Thousands):
    Common stock............  $  689,781   $  678,116   $  667,242   $  658,146   $  626,467  $  567,826
    Preferred stock:
      Not subject to
      mandatory redemption..      16,378       16,378       16,378       36,378       36,378      36,378
      Subject to mandatory
      redemption............                                             25,200       26,400      28,005
    Long-term debt and QUIDS     627,012      628,431      628,854      604,749      517,910     511,801
                              $1,333,171   $1,322,925   $1,312,474   $1,324,473   $1,207,155  $1,144,010
  Ratios:
    Common stock............       51.8%        51.3%        50.8%        49.7%        51.9%       49.6%
    Preferred stock:
      Not subject to mandatory
      redemption............        1.2          1.2          1.3          2.7          3.0         3.2
      Subject to mandatory
      redemption............                                               1.9          2.2         2.5
    Long-term debt and QUIDS       47.0         47.5         47.9         45.7         42.9        44.7
                                  100.0%       100.0%       100.0%       100.0%       100.0%      100.0%
GENERATING CAPABILITY--
  kW at Dec. 31                2,073,292    2,072,292    2,072,292    2,072,292    2,076,592   2,076,592

KILOWATT-HOURS (Thousands):
  Sales Volumes:
    Residential.............   4,290,117    4,599,758    4,377,416    4,214,997    4,144,958   3,822,387
    Commercial..............   2,331,789    2,288,229    2,213,052    2,136,081    2,091,930   1,954,025
    Industrial..............   5,593,722    5,567,088    5,485,220    5,339,737    5,194,909   4,979,219
    Wholesale and other, including
      affiliates............   1,258,259      771,792      656,539      653,614      649,636     616,711
    Bulk power..............     369,732      315,808      173,110      331,832      343,837     958,702
    Transmission services...   4,044,837    5,617,912    4,740,010    3,031,339    3,693,330   4,673,518
      Total sales...........  17,888,456   19,160,587   17,645,347   15,707,600   16,118,600  17,004,562
  Output and Delivery:
    Steam generation........  11,002,533   10,762,678   10,410,118   10,464,607   10,103,411  10,713,987
    Hydro and pumped-storage
    generation....               370,026      401,998      395,315      426,550      368,834     351,035
    Pumped-storage input....    (426,087)    (455,142)    (452,151)    (506,213)    (433,885)   (407,393)
    Purchased power.........   3,934,815    3,639,519    3,318,302    3,033,744    3,174,838   2,501,733
    Transmission services...   4,044,837    5,617,912    4,740,010    3,031,339    3,693,330   4,673,518
    Losses and system uses..  (1,037,668)    (806,378)    (766,247)    (742,427)    (787,928)   (828,318)
      Total sales as above..  17,888,456   19,160,587   17,645,347   15,707,600   16,118,600  17,004,562

CUSTOMERS at Dec. 31:
  Residential...............     333,224      327,344      321,813      315,309      309,096     302,559
  Commercial................      43,794       42,670       41,759       40,927       40,173      39,236
  Industrial................       5,010        4,887        4,733        4,595        4,509       4,435
  Other.....................         598          571          543          524          510         510
    Total customers.........     382,626      375,472      368,848      361,355      354,288     346,740

RESIDENTIAL SERVICE:
  Average use-
    kWh per customer........      13,003       14,179       13,729       13,506       13,562      12,766
  Average revenue-
    dollars per customer....      908.87       999.10       993.35       948.76       897.70      812.96
  Average rate-
    cents per kWh...........        6.99         7.05         7.24         7.02         6.62        6.37


                                      West Penn Power Company
                                           and Subsidiaries

SUMMARY OF OPERATIONS
Year ended December 31
(Thousands of Dollars)

                                    1997        1996         1995         1994         1993         1992
Electric operating revenues:
  Residential............      $  393,036   $  402,083   $  401,186    $ 376,776   $  358,900     $321,871
  Commercial.............         223,347      224,663      224,144      207,165      194,773      177,697
  Industrial.............         352,730      355,120      356,937      330,739      309,847      293,910
  Wholesale and other, including
    affiliates...........          72,459       74,328       73,388       67,320       67,806       71,168
  Bulk power.............          22,188       10,012        5,687       12,339       11,547       37,490
  Transmission services..          18,402       22,918       19,751       16,998       17,625       20,741
    Total................       1,082,162    1,089,124    1,081,093    1,011,337      960,498      922,877

Operation expense........         524,051      531,522      523,279      531,059      500,790      494,025
Maintenance..............          98,252      104,211      114,489      111,841       96,706       93,067
Restructuring charges and asset
  write-offs.............                       53,343       11,099        8,919
Depreciation.............         113,793      119,066      112,334       88,935       80,872       73,469
Taxes other than income..          90,140       90,132       89,694       87,224       89,249       87,300
Taxes on income..........          73,279       47,455       61,745       46,645       51,529       44,078
Allowance for funds used
  during construction....          (4,085)      (2,723)      (5,041)     (10,777)      (8,566)      (8,276)
Interest charges.........          69,629       71,072       67,902       60,274       60,585       55,592
Other income, net........         (17,562)     (13,439)     (12,287)     (13,798)     (12,728)     (14,534)

Consolidated income before cumulative
  effect of accounting change...  134,665       88,485      117,879      101,015      102,061       98,156
Cumulative effect of accounting
  change, net (a)........                                                 19,031
Consolidated net income..         134,665   $   88,485   $  117,879   $  120,046   $  102,061      $98,156

Return on average common equity     13.70%        8.72%       11.46%        9.94%       11.49%       11.53%
(b)


(a)  To record unbilled revenues, net of income taxes.
(b) Excludes the cumulative effect of the accounting change in 1994 and includes the effect of restructuring in 1995 and 1996.

                                                  West Penn Power Company
                                                   and Subsidiaries

FINANCIAL AND OPERATING STATISTICS

                                    1997        1996         1995         1994         1993        1992

PROPERTY, PLANT, AND EQUIPMENT
at Dec. 31 (Thousands):
    Gross.....................  $3,293,039   $3,182,208   $3,097,522   $3,013,777   $2,803,811  $2,581,641
    Accumulated depreciation..  (1,254,900)  (1,152,383)  (1,063,399)  (1,009,565)    (962,623)   (904,906)
      Net.....................  $2,038,139   $2,029,825   $2,034,123   $2,004,212   $1,841,188  $1,676,735

GROSS ADDITIONS TO PROPERTY
(Thousands)...................  $  128,054   $  130,606   $  149,122   $  260,366   $  251,017   $ 204,409

TOTAL ASSETS at Dec. 31
(Thousands)...................  $2,747,159   $2,699,737   $2,771,164   $2,731,858   $2,544,763  $2,083,127

CAPITALIZATION at Dec. 31:
(Thousands):
   Common stock...............  $  997,027   $  962,752   $  973,188   $  955,482   $  893,969  $  782,341
    Preferred stock...........      79,708       79,708       79,708      149,708      149,708     149,708
    Long-term debt and QUIDS..     802,319      905,243      904,669      836,426      782,369     759,005
                                $1,879,054   $1,947,703   $1,957,565   $1,941,616   $1,826,046  $1,691,054
   Ratios:
    Common stock..............       53.1%        49.4%        49.7%        49.2%        49.0%       46.3%
    Preferred stock...........        4.2          4.1          4.1          7.7          8.2         8.8
    Long-term debt and QUIDS..       42.7         46.5         46.2         43.1         42.8        44.9
                                    100.0%       100.0%       100.0%       100.0%       100.0%      100.0%
GENERATING CAPABILITY--
 kW at Dec. 31:
    Company-owned.............   3,671,408    3,671,408    3,671,408    3,671,408    3,589,408   3,589,408
    Nonutility contracts (a)..     138,000      138,000      138,000      138,000      133,000     133,000

KILOWATT-HOURS (Thousands):
  Sales Volumes:
    Residential...............   5,756,594    5,913,412    5,818,838    5,740,028    5,679,746   5,396,533
    Commercial................   3,833,178    3,835,831    3,782,250    3,624,117    3,522,566   3,374,355
    Industrial................   8,046,166    7,974,265    7,857,689    7,426,267    7,114,765   7,058,895
    Wholesale and other, including
      affiliates..............   2,400,581    1,659,834    1,621,745    1,530,853    1,821,189   2,247,844
    Bulk power................   1,046,905      453,028      227,893      471,050      462,286   1,253,251
    Transmission services.....   5,392,916    7,567,153    6,348,926    4,093,693    5,233,229   6,878,017
      Total sales.............  26,476,340   27,403,523   25,657,341   22,886,008   23,833,781  26,208,895
  Output and Delivery:
    Steam generation..........  19,523,537   18,578,677   18,143,822   17,750,267   17,949,335  19,066,445
    Hydro and pumped-storage
      generation..............     559,241      682,747      581,353      673,195      600,497     592,895
    Pumped-storage input......    (561,135)    (612,877)    (606,953)    (684,715)    (613,290)   (599,729)
    Purchased power...........   2,968,258    2,583,166    2,507,196    2,253,701    1,985,240   1,612,093
    Transmission services.....   5,392,916    7,567,153    6,348,926    4,093,693    5,233,229   6,878,017
    Losses and system uses....  (1,406,477)  (1,395,343)  (1,317,003)  (1,200,133)  (1,321,230) (1,340,826)
      Total sales as above....  26,476,340    27,403,523   25,657,341   22,886,008  23,833,781  26,208,895

CUSTOMERS at Dec. 31:
  Residential.................     583,745      580,816       578,983     573,963      569,601     564,300
  Commercial..................      70,559       69,457        68,500       66,842      65,337      64,212
  Industrial..................      12,142       12,051        11,801       11,563      11,218      11,138
  Other.......................         629          607           598          586         576         569
    Total customers...........     667,075      662,931       659,882      652,954     646,732     640,219

RESIDENTIAL SERVICE:
  Average use-
    kWh per customer..........       9,903       10,223        10,096       10,041      10,025       9,608
  Average revenue-
    dollars per customer......      674.73       695.08        696.06       659.07      633.48       573.07
  Average rate-
    cents per kWh.............        6.81         6.80          6.89         6.56        6.32         5.96


(a) Capability available through contractual arrangements with nonutility generators.

                                               Allegheny Generating Company

STATISTICS

SUMMARY OF OPERATIONS Year ended December 31
(Thousands of Dollars)

                                      1997        1996        1995        1994        1993        1992
Electric operating revenues.....   $ 76,458    $ 83,402    $ 86,970    $ 91,022    $ 90,606    $ 96,147
Operation and maintenance
  expense.......................      4,877       5,165       5,740       6,695       6,609       6,094
Depreciation....................     17,000      17,160      17,018      16,852      16,899      16,827
Taxes other than income taxes...      4,835       4,801       5,091       5,223       5,347       5,236
Federal income taxes.. .........     11,213      13,297      13,552      14,737      13,262      14,702
Interest charges................     15,391      16,193      18,361      17,809      21,635      22,585
Other income, net...............     (9,126)         (3)        (16)        (11)       (328)        (21)
  Net Income....................   $ 32,268    $ 26,789    $ 27,224    $ 29,717    $ 27,182    $ 30,724

Return on average common equity.      15.98%      12.58%      12.46%      13.14%      11.72%      12.79%

PROPERTY, PLANT, AND EQUIPMENT
  at Dec. 31 (Thousands):
    Gross.......................   $828,658*   $837,050    $836,894*   $824,714    $824,904    $825,493
    Accumulated depreciation....   (193,173)   (176,178)   (159,037)   (143,965)   (128,375)   (114,684)
      Net.......................   $635,485    $660,872    $677,857    $680,749    $696,529    $710,809

GROSS ADDITIONS TO PROPERTY
  (Thousands)...................   $    444    $    178    $ 14,165*   $  1,065    $  2,729    $  3,251

TOTAL ASSETS
  at Dec. 31 (Thousands)........   $663,920    $692,408    $710,287    $714,236    $735,929    $727,820

CAPITALIZATION at Dec. 31:
  Amount (in thousands):
    Common stock................   $199,523    $202,955    $214,153    $222,729    $228,512    $235,530
    Long-term debt..............    148,735     228,634     249,709     267,165     277,196     287,139
                                   $348,258    $431,589    $463,862    $489,894    $505,708    $522,669
  Ratios:
    Common stock................      57.3%       47.0%       46.2%       45.5%       45.2%       45.1%
    Long-term debt..............      42.7        53.0        53.8        54.5        54.8        54.9
                                     100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
KILOWATT-HOURS (Thousands):
  Pumping energy supplied by
  Parents.......................  1,297,787   1,405,470   1,390,019   1,564,044   1,384,912   1,340,111
  Pumped-storage generation.....  1,011,366   1,098,278   1,081,112   1,218,446   1,079,985   1,047,015


*Reflects a balance sheet reclassification in 1995 of $12 million from deferred charges to plant for a prior tax payment, and a related settlement of $8.8 million in 1997 that was recorded as a reduction to plant.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                                     Page No.

     AE                                M-1
     Monongahela                       M-15
     Potomac Edison                    M-27
     West Penn                         M-39
     AGC                               M-53

                       Allegheny Energy, Inc.


Management's Discussion and Analysis of
Financial Condition and Results of Operations

Factors That May Affect Future Results

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private
Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory, and competitive environments in which the Company operates;
environmental legislative and regulatory changes; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations.

Significant Events in 1997, 1996, and 1995

     On April 7, 1997, the Company and DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge and that the combined
Company would be called Allegheny Energy, Inc.
Each company held separate shareholder meetings on August 7 at which the merger was decisively approved. At the Company's meeting, the shareholders also approved the change in the Company's name to Allegheny Energy, Inc. The merger is contingent upon approval by various regulatory authorities. See Note B to the consolidated financial statements and "Proposed
Merger with DQE" on page 33 for additional information. All of the Company's incremental costs of the merger process ($11.2 million through December 31, 1997) are being deferred and will be written off by the combined Company when the merger occurs or by the Company if the merger does not occur.

       In December 1996, the Commonwealth of
Pennsylvania enacted the Electricity Generation Customer
Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market.
In December 1997, the Maryland Public Service
Commission (PSC) ordered an electric competition transition plan (Maryland Transition Plan). See
Note C to the consolidated financial statements for major provisions of the Pennsylvania and Maryland plans, and "Electric Energy
Competition" on page 33 for additional
information.

     In 1996, the Company's nonutility subsidiary, AYP Capital, Inc. (AYP Capital), expanded its nonutility operations by forming AYP Energy, Inc. (AYP Energy) and Allegheny Communications
Connect, Inc. (ACC). In 1997, it formed
Allegheny Energy Solutions, Inc. (Allegheny
Energy Solutions). AYP Energy is an exempt wholesale generator and bulk power marketer. ACC was formed to develop opportunities in the deregulated communications market. Allegheny
Energy Solutions was formed to market electric energy to retail customers in deregulated markets and other energy-related services. AYP
Capital, in its own name, also markets various services related to the electric industry and has investments in two limited energy partnerships. In October 1996, AYP Energy purchased for about $170 million a 50% interest, 276 megawatts (MW), in Unit No. 1 of the

                         Allegheny Energy, Inc.

Fort Martin coal-fired power station in West
Virginia. Two of the Company's utility
subsidiaries own the other 50%. In January 1998, Allegheny Energy Solutions and DQEnergy
Partners, Inc. (DEP), a subsidiary of DQE, formed Allegheny Energy Solutions, L.L.C., a limited liability joint venture, to market electricity and energy-related services.
Allegheny Energy Solutions and DEP each plan to maintain a 50% interest in Allegheny Energy
Solutions, L.L.C.

     In 1994, the Company and its subsidiaries initiated a restructuring process to consolidate and reengineer their utility operations to meet the competitive challenges of the changing electric utility industry. As a result of this process, the subsidiaries reduced employment by about
1,000 employees through a voluntary separation plan, attrition, and layoffs and changed processes to obtain efficiencies to reduce the rate of growth in operating and maintenance costs. This process resulted in restructuring charges and asset write-offs in 1996 and 1995, and asset write-offs in 1994.

     On August 26, 1997, and December 3, 1997, West
Penn Power Company (West Penn) announced that it had negotiated agreements to buy out and settle disputes with developers of proposed nonutility generation plants (the Milesburg and Washington
Power projects) for $15 million and $48 million, respectively, reducing costs over the proposed
30- and 33-year lives of the projects by an estimated $1.4 billion. The disputed projects under the Public Utility Regulatory Policies Act of 1978 (PURPA) would have required West Penn to buy 43 and 80 MW, respectively, of capacity and energy over the lives of the projects at prices well above market price estimates. Recovery of the Milesburg buyout payment, by offset against a residual balance of deferred fuel liabilities, was approved by the Pennsylvania Public Utility
Commission (PUC). The Washington Power payment has been included in amounts for which West Penn has requested recovery as part of its stranded cost recovery request in its restructuring filing required under the Customer Choice Act and is the subject of a separate request to the PUC for recovery from customers. In 1996, West
Penn and the developers of a proposed Shannopin
PURPA project reached an agreement to terminate that project at a buyout price of $31 million.
Recovery of the buyout price was authorized by the PUC. The Shannopin buyout will reduce West
Penn's costs approximately $665 million over 30 years by eliminating the need to buy the uneconomic power.


Review of Operations
Earnings Summary

                                                                Earnings                    Earnings
                                                                                            Per Share
(Millions of Dollars Except for Per Share Data)

                                                              1997    1996    1995     1997    1996   1995
Utility Operations:
Operations                                                 $295.7  $275.5  $254.4     $2.42   $ 2.27   $2.12
Expenses related to restructuring activities                        (62.6)  (14.1)             (0.52)  (0.12)
                                                            295.7   212.9   240.3      2.42     1.75    2.00
Nonutility Operations                                       (14.4)   (2.9)   (0.6)    (0.12)   (0.02)
Consolidated Net Income                                    $281.3  $210.0  $239.7     $2.30    $1.73   $2.00



     The increase in 1997 earnings from utility operations resulted primarily from reductions in operation and maintenance (O&M) expenses from the restructuring process and additional actions taken during the year to achieve further O&M reductions in response to significant decreases in kilowatt-hour (kWh) sales to residential customers caused primarily by mild weather. Also contributing to the increase was an $8.3 million (after tax)

                                    Allegheny Energy, Inc.

interest refund on a tax-related
contract settlement. The increase in 1996 earnings from utility operations was due primarily to increases in kWh sales and, to a lesser extent, to increased revenues from retail rate increases.

     The year 1997 was the first full year of operations of AYP Energy after its purchase in October 1996 of a 50% ownership interest in Unit
No. 1 of the Fort Martin power station. The increase in losses from nonutility operations resulted primarily from low selling prices of electricity in competitive markets. This condition is likely to continue until further deregulation activities expand market opportunities and competing excess capacity is absorbed by demand growth. Another item contributing to the nonutility losses in 1997 was Allegheny Energy Solutions' 50% share of net losses ($1.4 million) incurred to market energy to newly deregulated retail customers participating in a Pennsylvania pilot program
(see Note C to the consolidated financial statements for more information about the pilot and DQE's agreement to a 50/50 sharing of Allegheny Energy Solutions' revenues and expenses until Allegheny Energy Solutions,
L.L.C. becomes licensed to conduct pilot business in Pennsylvania). While sales to the pilot customers did not begin until November
1997, virtually all of the competing energy suppliers, including Allegheny Energy Solutions, began their advertising well in advance to establish brand recognition. Since the total market demand was limited to 5% of the load of each rate class of Pennsylvania customers, and excess capacity is available from many suppliers
(both in-state and out-of-state), the selling prices are low. For this reason Allegheny Energy
Solutions, L.L.C. does not expect its revenues during the 1998 pilot to be sufficient to cover all of its continuing operating expenses.
Allegheny Energy Solutions, L.L.C. will be using the pilot process to develop its marketing infrastructure, sales expertise, and brand name recognition. By beginning early, Allegheny
Energy Solutions, L.L.C. expects to be a strong and experienced competitor when complete deregulation arrives. Allegheny Energy Solutions does not own generating capacity. It purchases its energy from AYP Energy, which AYP Energy obtains from its share of the Fort Martin power station or by purchase from other suppliers.

Sales and Revenues

Percentage changes in revenues and kWh sales in 1997 and 1996 by major retail customer classes were:


                                                  1997   vs.  1996        1996   vs.  1995
                                                  Revenues         kWh    Revenues       kWh
Residential                                        (4.2%)        (3.8%)     0.6%       2.5%
Commercial                                         (0.3)          0.5      (0.2)       2.1
Industrial                                         (0.7)          1.7      (2.3)       0.6
  Total                                            (2.1%)        (0.4%)    (0.6%)      1.5%


     The changes in residential kWh sales, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of weather conditions.
The growth in the number of residential customers was .9% and .8% in 1997 and 1996, respectively. The weather in 1997 was mild in both the early and late winter and in the summer, causing the 3.8% decrease in residential kWh sales. In 1996, the early winter (January through April) was about 10% colder than in 1995. While this cold early winter was somewhat offset by milder weather the remainder of the year, the overall average for the year plus the increase in the number of customers resulted in an increase in 1996 residential kWh sales of 2.5%.

                                        Allegheny Energy, Inc.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 2.1% increase in 1996 reflects growth in the number of customers and the increased heating requirements that year.

     The increase in industrial kWh sales in
1997 and 1996 reflects a trend of continued economic growth in the service territory and, in 1997, to two new customers with particularly large electricity requirements.

     Changes in revenues from retail customers resulted from the following:

                                               Changes from Prior Year
(Millions of Dollars)                        1997 vs. 1996 1996 vs. 1995
Fuel clauses                                     ($28.4)      ($40.3)
General tariff rate change (Ohio)                                5.6
All other                                         (17.3)        21.7
    Net change in retail revenues                ($45.7)      ($13.0)


     Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses. Effective May 1, 1997, as a result of the Customer Choice Act, which placed a cap on electric rates, West Penn filed for and obtained
PUC authorization to set its fuel clause to zero and to roll its then applicable fuel clause rates into base rates. Thereafter, West Penn assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

     All other is the net effect of kWh sales changes due to changes in customer usage
(primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The decrease in 1997 all other retail revenues is primarily the result of mild weather in 1997. The increase in 1996 all other retail revenues was the combined result of increased customer usage (primarily due to cold weather in the early 1996 winter) and growth in the number of customers.

     See Note C to the consolidated financial statements for information about a potential loss of revenues by West Penn of up to $10 million in 1998 pursuant to a pilot program under the Customer Choice Act and the potential for a much greater loss of revenues during the transition period to complete deregulation (estimated to be from 1999 to about 2005).

     Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the subsidiaries under regulation by the Federal Energy Regulatory Commission (FERC).
Other revenues include nonutility revenues from various energy-related services. The increase in wholesale and other revenues in 1996 resulted primarily from load additions to the wholesale customers' systems. Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment

                                Allegheny Energy, Inc.

to supply transmission services.

     Revenues from bulk power transactions consist of the following items:

(Millions of Dollars)                1997      1996       1995
Revenues:
Utility operations:
  Transmission services             $ 41.6    $52.4      $45.2
  Bulk power                          39.6     22.4       13.0
                                      81.2     74.8       58.2
Nonutility operations-bulk power      80.9      0.7
  Total bulk power transactions,    $162.1    $75.5      $58.2
    net

     The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves. Revenues from utility operations' transmission services in 1997 decreased due to reduced demand, primarily because of mild weather.
Increased transmission services in 1996 resulted primarily from increased activity from power marketers who agreed to take service under the new open access tariffs filed by the subsidiaries in accordance with the new 1996 rules. The increases in utility operations' bulk power revenues resulted primarily from increased sales to power marketers and other utilities from the subsidiaries' generating plants.
Revenues from nonutility operations were the result of sales by the Company's nonutility exempt wholesale generator and power marketer, AYP Energy, which began operations in late 1996, and include sales from its share of the Fort
Martin power station as well as from purchased power.

Operating Expenses

Fuel expenses for 1997, 1996, and 1995 were as
follows:
(Millions of Dollars)               1997       1996    1995

Utility operations                 $535.7      $512.5   $508.5
Nonutility operations                24.2         0.7
   Total fuel expenses             $559.9      $513.2   $508.5


     Fuel expenses for utility operations
increased 4.5% in 1997 because of a 3.6% increase in kWh's generated, a .6% increase in average fuel prices, and a .3% increase in the average heat rate of the generating stations.
The increase in kWh's generated for utility operations was primarily the result of increased utility operations' bulk power sales to power marketers and other utilities. The 1%
increase in 1996 fuel expenses was due to a 2% increase in kWh's generated, offset by lower average coal prices. Fuel expenses for nonutility operations reflect the kWh's generated by the 50% of Unit No. 1 of the Fort
Martin power station purchased by AYP Energy in late 1996.

                              Allegheny Energy, Inc.

     Purchased power and exchanges, net
represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA, and consists of the following items:

(Millions of Dollars)                                     1997    1996    1995
 Purchased power:
  Utility operations:
    From PURPA generation*                              $134.8  $132.7  $129.3
    Other                                                 41.2    47.3    49.0
Total purchased power for
  utility operations                                     176.0   180.0   178.3
    Power exchanges, net                                    .3     3.3     (.2)
  Nonutility operations                                   43.5     1.1
    Purchased power and exchanges, net                   219.8   184.4   178.1

*PURPA cost (cents per kWh)                                5.6     5.5     5.5


     Other purchased power for utility operations in 1997 decreased because of decreased demand due to decreased sales to retail customers related to mild 1997 weather, as well as increased availability of the subsidiaries' power stations. Nonutility operations' purchases were the result of power replacement requirements and transaction opportunities by AYP Energy, which began operations in late 1996.

     A PURPA power station project in Potomac Edison
Company's (Potomac Edison) Maryland jurisdiction is scheduled to commence generation in 1999.
Because of the high cost of this energy, Potomac
Edison unsuccessfully sought a buyout or restructuring of the existing contract to reduce the cost to customers. This project will significantly increase the cost of power purchases ($60 million or more annually) and Potomac Edison's rates in Maryland.

     None of the subsidiaries' purchased power contracts is capitalized since there are no minimum payment requirements absent associated kWh generation.

     Other operation expenses were as follows:

(Millions of Dollars)                    1997       1996    1995
Utility operations                     $292.3     $298.5  $290.5
Nonutility operations                    16.7        1.3
   Total other operation expenses      $309.0     $299.8  $290.5

     Utility other operation expenses in 1997 include $3.3 million for increased allowances for uncollectible accounts and $4.4 million of legal expenses incurred by West Penn to defend itself against an antitrust lawsuit filed by the developers of the proposed Washington Power PURPA project. The dispute was settled in December
1997. Nevertheless, utility other operation expense decreased in 1997 because of a reduction in embedded expenses achieved through the 1996 restructuring process. The increase in utility other operation expense in 1996 resulted primarily from increased allowances for uncollectible accounts ($4 million) and the write-off of deferred Clean Air Act Amendments of 1990 compliance costs ($4 million).

                               Allegheny Energy, Inc.

     The increase in nonutility other operation expenses was due primarily to expenses associated with AYP Energy, which began operations in late 1996.
A contributing factor to the increase in 1997 was $3.6 million of operating expenditures representing
Allegheny Energy Solutions' expenses incurred in marketing energy to retail customers in the Pennsylvania pilot, of which 50% was billed to DEP and is recorded as other income. Both West Penn and Allegheny Energy Solutions expect to incur increased advertising and other sales related expenditures to enhance sales and to build brand name recognition.
Maintenance expenses decreased $12.7 million in 1997 due primarily to reduced expenses achieved through restructuring efforts and other cost controls. AYP
Energy's maintenance expenses were $3.5 million and $.8 million in 1997 and 1996, respectively.

     Maintenance expense represents costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflects routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in

                                 Allegheny Energy, Inc.

maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

     Restructuring charges and asset write-offs in 1996 and 1995 resulted from restructuring activities, which have been completed, and the write-offs of previously accumulated costs related to a proposed transmission line and obsolete and slow-moving materials.

     Depreciation expense in 1997 increased $2.5 million, the net result of a $4.1 million decrease for utility operations and $6.6 million of annual depreciation incurred by AYP Energy in 1997 because of its purchase in October 1996 of a 50% ownership in Unit No. 1 of the Fort Martin power station. The utility decrease reflects a reduction in West Penn's annual depreciation expense determined to be necessary as part of its comprehensive restructuring filing required by the Customer Choice Act.

     Taxes other than income taxes increased $1.6 million in 1997 due to increased West Virginia
Business and Occupation taxes (B&O) and property taxes resulting from AYP Energy's purchase of an ownership interest in the Fort Martin power station.
The B&O tax is based on generating capacity. Taxes other than income taxes for utility operations decreased $4.0 million because of decreases in gross receipts taxes resulting from lower revenues from retail customers and lower FICA taxes due to the Company's recent restructuring. The increase in 1996 was due to higher property taxes on utility operations.

     The 1997 increase in federal and state income taxes was primarily due to increased income in 1997 compared with 1996. The decrease in federal and state income taxes in 1996 resulted primarily from a decrease in income before taxes ($23 million), primarily because of the restructuring charges recorded in 1996. Note E to the consolidated financial statements provides a further analysis of income tax expenses.

     The increase in allowance for other than borrowed funds used during construction (AOFDC) in 1997 resulted primarily from application of the FERC
AOFDC formula under which in 1997 a larger percentage of construction was financed by more expensive equity funds rather than by less expensive short-term debt funds.
The decrease in 1996 reflects decreases in capital expenditures.

     The increase in other income, net, in 1997 was due primarily to an interest refund on a tax-related contract settlement ($8.3 million, net of taxes) and to a sale of land ($2.8 million, net of taxes). The decrease in 1996 was due primarily to a write-off of a deferred return on West Virginia Clean Air Act expenditures and increased interest income in 1995 associated with 1995 refinancings.

     Interest on long-term debt in 1997 increased due to October 1996 bank borrowings of $160 million by AYP Energy related to its purchase of an ownership interest in the Fort Martin power station. Other interest expense reflects changes in the levels of short-term debt maintained by the companies throughout the year, as well as the associated interest rates.

     Dividends on preferred stock decreased $6 million in 1996 due primarily to the redemption of preferred stock issues.

Financial Condition, Requirements, and Resources

                               Allegheny Energy, Inc.

Liquidity and Capital Requirements

     To meet the subsidiaries' need for cash for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for their construction programs, the companies have used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the companies' cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

      Construction expenditures of all the
subsidiaries in 1997 were $286 million and, for 1998 and 1999, are estimated at $307 million and $314 million, respectively. The 1998 and 1999 estimated expenditures include $20 million and $52 million, respectively, for construction of currently mandated environmental control technology. It is the Company's goal to constrain future base construction spending, with the exception of mandated environmental expenditures, to the approximate level of depreciation currently in rates. The subsidiaries also have additional capital requirements for debt maturities (see Note K to the consolidated financial statements).

Internal Cash Flow

     Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $268 million in 1997 compared with $386 million in 1996.
The decrease in 1997 was primarily the result of the $48 million buyout of the Washington Power PURPA project and payment of restructuring liabilities.
Current rate levels and reduced levels of construction expenditures permitted the subsidiaries to finance nearly all of their construction expenditures in 1997 and 1996 with internal cash flow. As described under "Electric Energy
Competition" on page 33, the Company's largest subsidiary, West Penn, is facing a serious potential for income erosion. As described under "Environmental
Issues" on page 34, the subsidiaries could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the regulated subsidiaries can continue to meet the majority of their construction needs with internally generated cash is largely dependent upon the outcome of these issues. Dividends paid on common stock in 1997 increased to $1.72 per share compared with $1.69 in 1996. The dividend payout ratio decreased in 1997 as it did in 1996, excluding the restructuring charges and asset write-off in 1996.

Financing

During 1997, the Company issued 595,990 shares of common stock under its Dividend Reinvestment and Stock Purchase Plan (DRISP), Employee Stock Ownership and Savings Plan (ESOSP), and Performance Share Plan
(PSP) for $16.7 million. Beginning in the third quarter of 1997, the Company began buying shares in the open market for the DRISP and ESOSP plans. Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long term securities. Short-term debt increased $50.0 million to $206.4 million in 1997. At December 31,
1997, unused lines of credit with banks were $260 million. The subsidiaries will meet their 1998 cash needs through internal cash generation, cash on hand, short-term borrowing as necessary, and refunding of a portion of maturing long-term debt.

                                   Allegheny Energy, Inc.

Significant Continuing Issues

Proposed Merger with DQE

     Following the negotiations and announcement of the merger, the Company and DQE obtained their respective shareholders' approval, made regulatory filings for approval, and started the merger planning process by naming certain employees of both companies, including management personnel, to merger planning teams. All of the regulatory approvals are expected by June 30, 1998.

          Merger opposition has arisen in two forms:

          The City of Pittsburgh filed an antitrust lawsuit, which was dismissed by the United
     States District Court for the Western District of
     Pennsylvania in December 1997. The City has since filed an appeal with the United States Court of Appeals for the Third Circuit.

          Various intervenors in the PUC and the FERC merger proceedings allege that the combined company may have the ability to exercise market power.

     An additional risk to the merger is the
possibility that the regulatory approvals might contain such onerous conditions that the merger would no longer be beneficial to shareholders. The companies' proposals for the sharing of merger synergy savings between customers and shareholders are described in Note B to the consolidated financial statements.

     While the Company cannot predict the
outcome of the merger hearings or the City of Pittsburgh's appeal process, it believes that the opposition's arguments are without merit and that the approvals should be received in a manner which will allow the merger to proceed.

Electric Energy Competition

     Competition in the wholesale market for
electricity was initiated by EPACT in 1992 and Orders 888 and 889 by the FERC in April 1996, which together mandated that the owners of transmission facilities provide nondiscriminatory open access of transmission services to wholesale customers and electricity generators, utility-owned and otherwise. With these actions, wholesale customers obtained the ability to seek their electricity requirements from competing generators. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Various bills have been introduced and debated in the United States
Congress, but none has passed.

     In the absence of federal legislation, state-by-state implementation has begun. Two of the five state jurisdictions the utility subsidiaries serve,
Pennsylvania and Maryland, have taken action to begin implementation of access by retail customers to alternate generation suppliers. The
Pennsylvania process, which began with the Customer Choice Act in December 1996, is well under way. Hearings have been completed on West
Penn's restructuring filing required by the Customer Choice Act. As described in Note C to the consolidated financial statements, intervenors in the proceeding have recommended that West Penn should be allowed to recover little or none of its stranded costs, i.e., costs recoverable under regulation, but which will not be supported in a competitive market. While

                              Allegheny Energy, Inc.

they generally agree that low market prices during the transition period (1999-2005) will cause a significant reduction of West Penn's revenues and earnings (perhaps as much as reducing its net income by half in the earlier years), they allege that market prices will rise sharply thereafter and, therefore, West Penn has little or no stranded costs over the life of its generating assets.

     Nearly all of the parties to the filing
agree that market prices of energy in the transition period will be well below West Penn's embedded costs. A significant reason for this circumstance is a considerable amount of excess capacity in several states available for the limited demand of one state, a result of state-by-state implementation of retail competition. Many of the out-of-state sellers have the embedded fixed costs of their excess capacity included in their rate base with the result that they are recovering such costs from their regulated captive retail customers. It is expected that the other utilities in Pennsylvania will also have some payment of their embedded costs by their captive customers through collection of a Competitive Transition Charge (CTC) to recover some portion of their stranded costs. The Company is continuing to advocate federal legislation through its membership in the Partnership for Customer Choice, along with six other electric utilities. The purpose is to seek enactment of federal legislation to bring choice to electric customers no later than the year 2000.

     West Penn included in its restructuring
filing alternative recommendations for the PUC to consider to avoid the potential significant reduction of its revenues and earnings. The intervenors in the filing have recommended that West Penn sell all or most of its generation assets and use the proceeds to cover the stranded costs. They allege that customers would then not have to pay any CTC and West Penn would not incur any losses. The Customer Choice Act specifically prohibits the PUC from ordering generation divestiture.

     West Penn is making substantial efforts to settle the case by negotiation with the intervenors. PECO
Energy (PECO), in mid-1997, reached a settlement with most of its intervenors in its restructuring proceeding, which the PUC rejected. PECO has appealed the PUC Order to the Courts.
Portions of the language of the PUC Order in the PECO proceeding are not supportive of an acceptable settlement for West Penn if the same language is applied to West Penn. If a settlement cannot be reached, the issue will fall to the PUC in its final Order. In its filing and in subsequent testimony, West Penn has amply supported its primary case, which the Commission could accept. While the Company and West Penn believe that the worst-case scenario described is not the intent of the Customer Choice Act, the decision may ultimately lie with the PUC. The
Company and West Penn cannot predict the outcome.

     The Maryland PSC in December 1997 issued an Order to implement retail competition in that state. A special task force of the Maryland General
Assembly, which had been working on the same subject, had not yet issued its report. The PSC's
Order and its revised second Order call for a deregulation process including a three-year phase-in beginning July 1, 2000, with recovery of prudent stranded costs after mitigation. The
Order recognizes that many details are yet to be decided and calls for roundtable discussions and adjudicatory proceedings for that purpose, which should give Potomac Edison the opportunity to address the uncertainties and problems created.
Among the issues for Potomac Edison is recovery of the substantially greater-than market costs it will be required to pay for the PURPA project scheduled to begin producing energy in 1999.

     The regulated utility subsidiaries also
have franchised

<PAGE

                               Allegheny Energy, Inc.

regulated customers in Ohio, Virginia, and West
Virginia where the subjects of competition and deregulation are being debated. We are actively involved in the debates, with personnel on virtually all of the various committees and proceedings.

     The Company is also advocating federal
legislation to repeal Section 210 of PURPA and the Public
Utility Holding Company Act of 1935 (PUHCA).
Both of these laws severely impede our ability to compete on equal terms with utility and nonutility electric providers who are not subject to their requirements.

     With efficient operations, a reputation for quality service and reliability, and electric rates among the lowest in the areas they serve, the Company believes its subsidiaries are well-positioned for fair and open competition in the marketplace. But, as West Penn's experience demonstrates, there is substantial risk inherent in the transition process of moving toward retail competition.

Environmental Issues

     In the normal course of business, the
subsidiaries are subject to various
contingencies and uncertainties relating to their operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

     The significant costs of complying with
Phase I of the Clean Air Act Amendments of 1990
(CAAA) have been incurred and are being
recovered currently from customers in rates.
Studies to evaluate cost-effective options to comply with Phase II SO2 limits, including those which may be available from the use of the Company's banked emission allowances and from the emission allowance trading market, are continuing.

     Title I of the CAAA established an Ozone
Transport Commission to ascertain additional NOx reductions to allow the Ozone Transport Region
(OTR) to meet the ozone National Ambient Air
Quality Standards (NAAQS). Under terms of a
Memorandum of Understanding (MOU) among the OTR states, the Company's operating stations located in Maryland and Pennsylvania will be required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May 1999. Further reductions of 75% from the 1990 baseline may be required by May 2003, depending on the results of modeling studies to be completed by 1998. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive.
Pennsylvania promulgated regulations to
implement Phase II of the MOU in November 1997.
Maryland is scheduled to propose regulations in early 1998.

     Several other significant regulatory
actions initiated in 1997 could require
significant expenditures for further control of air emissions. In November 1997, the Environ mental Protection Agency (EPA) issued a proposed
State Implementation Plan (SIP) call which would require further controls of NOx emissions to the less stringent of an 85% reduction from 1990 emission rates or an emission rate of 0.15 lb/mmBtu. The EPA intends to finalize the SIP call by September 1998. Implementation of controls, which could be required by mid-2003, would require very expensive post-combustion control technologies on most, if not all, of the subsidiaries' power stations.

     In August 1997, eight northeastern states filed Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast (West Virginia included).
The petitions claim NOx emissions from these upwind

                            Allegheny Energy, Inc.

sources are preventing their attainment
of the ozone standard. The EPA will probably address these petitions in conjunction with the SIP call mentioned above.

     The EPA is required by law to regularly review the NAAQS for criteria pollutants. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July 1997. The effect on the subsidiaries of any revisions to these standards is unknown at this time but could be substantial. State attainment plans to meet the revised standards will not be developed for several years. Also, in July 1997, the EPA proposed regional haze regulations to improve visibility in Class I Federal areas
(national parks and wilderness areas). If finalized, subsequent state regulations could require additional reductions of SO2 and/or NOx emissions from the subsidiaries' facilities.

     The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls, and
Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or litigation proceedings. Implementation dates, if required, are uncertain at this time, but could be as early as 2003.

     In December 1997, the Clinton Administration, at a conference in Kyoto, Japan, agreed to a protocol for greenhouse gas reductions to 7% below 1990 levels as early as 2008. The protocol will not go into effect unless ratified by the United
States Senate. If implemented, the protocol would require dramatic reductions in emissions of carbon dioxide, a major so-called greenhouse gas emitted during combustion of fossil fuels, particularly coal. Significant reduction requirements could force the subsidiaries to make major changes in electricity production to reduce or eliminate the use of coal. The Company is actively opposing implementation of the protocol in the United States Congress and through alliances with other affected companies.

     The subsidiaries previously reported that the EPA had identified them and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A final determination has not been made for the subsidiaries' share of the remediation costs based on the amount of materials sent to the site. The subsidiaries have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The subsidiaries believe that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on their financial position.

Independent Transmission System Operation Study

     On December 7, 1997, the Company's utility subsidiaries announced that they and eight other investor-owned electric utilities had signed an MOU to explore the creation of an independent, regional transmission entity. Many industry participants, including customers and regulatory authorities, believe that an entity independent of the utilities who own the transmission systems is needed to operate the systems to ensure nondiscriminatory access to the transmission systems by all users. As part of its merger application in Pennsylvania and with the FERC, the Company agreed to join or form an independent system operator.

     The group will explore arrangements to achieve non-discriminatory access to all while maintaining other key goals, such as reliability, security, efficient use, etc.

                                 Allegheny Energy, Inc.

Risk Management

     Certain of the Company's subsidiaries use derivative instruments to manage the risk exposure associated with contracts they write for the purchase and/or sale of electricity for receipt or delivery at future dates. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors and monitored by an Exposure
Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties.
Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

     At December 31, 1997, the trading books of the Company's subsidiaries consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward purchase and/or sale contracts which required settlement by physical delivery of electricity. During
1997, the subsidiaries also entered into option contracts which, if exercised, were settled with physical delivery of electricity.

     These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price.
As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.

Year 2000 Computer Systems Issue

     The Company's subsidiaries have spent
considerable time and effort over the past several years on the issue of the year 2000 software compliance, and the effort is continuing. Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the subsidiaries to process information in the year 2000 and beyond without significant problems. Expenditures for year 2000 compliance are not expected to have a material effect on the Company's results of operations or financial position.

                             Monongahela Power Company

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.
All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; future economic conditions;
earnings retention; developments in the
legislative, regulatory, and competitive environments in which the Company operates;
environmental legislative and regulatory changes;
and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations.

SIGNIFICANT EVENTS IN 1997, 1996, AND 1995

On April 7, 1997, Allegheny Power System, Inc.
(Allegheny Power), parent of the Company, and DQE, Inc. (DQE), parent company of Duquesne Light
Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge and that the combined company would be called Allegheny Energy, Inc.
Each company held separate shareholder meetings on August 7 at which the merger was decisively approved. At Allegheny Power's meeting, the shareholders also approved the change in the company's name to Allegheny Energy, Inc. (Allegheny
Energy). The merger is contingent upon approval by various regulatory authorities. See Note B to the financial statements and "Proposed Merger with DQE" on page 7 for additional information. All of the Company's incremental costs of the merger process
($2.8 million through December 31, 1997) are being deferred, and will be written off by the Company when the merger occurs or when it is determined that the merger will not occur.

In 1994, the Allegheny Energy integrated electric utility system (the System), including the Company, initiated a restructuring process to consolidate and reengineer their utility operations to meet the competitive challenges of the changing electric utility industry. As a result of this process, the System reduced employment by about 1,000 employees through a voluntary separation plan, attrition, and layoffs, changed processes to obtain efficiencies to reduce the rate of growth in operating and maintenance costs, and began doing business under the trade name of Allegheny Power. See Note D to the financial statements for

                               Monongahela Power Company

additional information. This process resulted in restructuring charges in 1996 and 1995 and an asset write-off in 1995.

REVIEW OF OPERATIONS

Earnings Summary


                                                              Earnings
(Millions of Dollars)
                                                      1997     1996     1995

Operations.................................           $80.5    $76.1    $70.0

Expenses related to restructuring
  activities...............................                    (14.6)    (3.3)

Net Income.................................           $80.5    $61.5    $66.7


The increase in 1997 earnings from operations resulted primarily from reductions in operation and maintenance (O&M) expenses from the restructuring process and additional actions taken during the year to achieve further O&M reductions in response to significant decreases in kilowatt-hour (kWh) sales to residential customers caused primarily by mild weather. Also contributing to the increase was additional revenues due to a change in allocation of affiliated transmission services, increased generating capacity sales to an affiliate, and an interest refund on a tax-related contract settlement by the Company's 27% owned subsidiary, Allegheny Generating Company (AGC), recorded in other income as increased equity in earnings of AGC. The increase in 1996 earnings from operations was due primarily to increased revenues from previously reported retail rate increases.

Sales and Revenues

Percentage changes in revenues and kWh sales in 1997 and 1996 by major retail customer classes were:

                                 1997 vs. 1996            1996 vs. 1995
                               Revenues      kWh        Revenues      kWh
Residential..............       (3.0)%      (1.8)%       (1.5)%        .3 %
Commercial...............       (2.3)       (1.0)        (2.3)        2.0
Industrial...............       (2.1)        4.0         (5.4)       (1.8)
  Total..................       (2.5)%       1.3 %       (3.2)%       (.4)%


The changes in residential kWh sales, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of weather conditions. The growth in the number of residential customers was .8% and .7% in 1997 and 1996, respectively. The weather in 1997 was mild in both the early and late winter and in the summer, causing the 1.8% decrease in residential kWh sales. In 1996, the early winter

                                  Monongahela Power Company

(January through April) was about 8% colder than in 1995. While this cold early winter was mostly offset by milder weather the remainder of the year, the overall average for the year plus the increase in the number of customers resulted in an increase in 1996 residential kWh sales of .3%.

Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 2.0% increase in 1996 reflects growth in the number of customers and increased heating requirements that year. The increase in industrial kWh sales in 1997 reflects a new customer with particularly large electricity requirements.

Changes in revenues from retail customers resulted from the following:

                                                Changes from Prior Year
(Millions of Dollars)
                                             1997 vs. 1996   1996 vs. 1995

Fuel clauses..............................      $(10.2)         $(22.0)
General tariff rate change (Ohio).........                         5.6
All other.................................        (3.0)            (.9)
  Net change in retail revenues...........      $(13.2)         $(17.3)


Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates.
The decrease in 1997 all other retail revenues is primarily the result of mild weather in 1997. In
1996, residential usage decreased because of mild weather in comparison to the extremely hot summer and cooler-than-normal winter weather in 1995.

Wholesale and other revenues were as follows:

(Millions of Dollars)                        1997         1996         1995

Wholesale customers....................     $ 4.9        $ 5.0        $ 4.5
Affiliated companies...................      84.0         74.9         73.2
Street lighting and other..............       6.7          6.6          6.5
  Total wholesale and other revenues...     $95.6         86.5        $84.2


Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under regulation by the Federal Energy Regulatory Commission

                         Monongahela Power Company

(FERC). Competition in the wholesale market for electricity was initiated by the National Energy
Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. All of the Company's wholesale customers have signed contracts to remain as customers until December 1, 2000.

Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy.
The increase in such revenues in 1997 resulted primarily from an increase in the allocation of transmission services revenues and increased generating capacity sales ($6.5 million).
Revenues from bulk power transactions consist of the following items:

(Millions of Dollars)                        1997         1996         1995
Revenues:
  Transmission services to
    nonaffiliated companies..............   $10.0        $12.6        $10.6
  Bulk power.............................     7.3          4.8          2.7
    Total bulk power transactions, net...   $17.3        $17.4        $13.3


The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves.
Revenues from transmission services to
nonaffiliated companies in 1997 decreased due to reduced demand, primarily because of mild weather.
Increased transmission services to nonaffiliated companies in 1996 resulted primarily from increased activity from power marketers who agreed to take service under the new open access tariffs filed by the Company in accordance with the new 1996 rules.
The increases in bulk power revenues resulted primarily from increased sales to power marketers and other utilities from the Company's generating plants.

Operating Expenses

Fuel expenses increased 4.1% in 1997 because of a 2.4% increase in kWh's generated, a 1.4% increase in average fuel prices, and a .3% increase in the average heat rate of the generating stations. The increase in kWh's generated was primarily the result of increased bulk power sales to power marketers and other utilities. The 1% decrease in 1996 fuel expenses was due to lower average coal prices.

Purchased power and exchanges, net represents power purchases from and exchanges with nonaffiliated utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of
1978 (PURPA), capacity charges paid to AGC, and other transactions with

                             Monongahela Power Company

affiliates made pursuant to the power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)                         1997         1996       1995

Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*...............    $69.8       $ 69.1      $64.6
    Other................................      9.6         11.3       11.7
  Power exchanges, net...................       .1           .9         .1
Affiliated transactions:
  AGC capacity charges...................     18.5         20.2       20.6
  Energy and spinning reserve charges....       .3           .1         .4
    Purchased power and exchanges, net...    $98.3       $101.6      $97.4

*PURPA cost (cents per kWh)                    5.3          5.3        5.3


Other purchased power in 1997 decreased because of decreased demand due to decreased sales to retail customers related to mild 1997 weather.

None of the Company's purchased power contracts is capitalized since there are no minimum payment requirements absent associated kWh generation.

Other operation expenses in 1997 include $1.7 million for increased allowances for uncollectible accounts. Nevertheless, other operation expense decreased in 1997 because of a reduction in embedded expenses achieved through the 1996 restructuring process.
The decrease in other operation expense in 1996 resulted primarily from decreases in salaries and wages and employee benefits.

Maintenance expenses decreased $4.2 million in 1997 due primarily to reduced expenses achieved through restructuring efforts and other cost controls.
Maintenance expense represents costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflects routine maintenance of equipment and rights-ofway as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Restructuring charges in 1996 and 1995 and the write-off in 1995 of obsolete and slow-moving materials resulted from restructuring activities, which have been completed.

Depreciation expense in 1997 increased $1.1 million due to additions to electric plant. The depreciation expense decrease in 1996 was the net

                             Monongahela Power Company

result of a reduction in depreciation rates of $5.3 million, effective in January 1996, offset by additions to electric plant of $3 million.

Taxes other than income taxes decreased $1.6 million because of decreases in gross receipts taxes resulting from lower revenues from retail customers and lower FICA taxes due to the Company's recent restructuring. The increase in 1996 was due to higher property taxes and a prior period adjustment in West Virginia Business and Occupation
Taxes.

The 1997 increase in federal and state income taxes was primarily due to increased income in 1997 compared with 1996. The decrease in federal and state income taxes in 1996 resulted primarily from a decrease in income before taxes ($4 million), primarily because of the restructuring charges recorded in 1996 and changes in the provisions for prior years ($2 million). Note E to the financial statements provides a further analysis of income tax expenses.

The increase in other income, net, in 1997 was due primarily to an interest refund on a tax-related contract settlement ($2.2 million, net of taxes) received by the Company's subsidiary, AGC. The decrease in 1996 was due primarily to a write-off of a deferred return on West Virginia Clean Air Act expenditures and increased interest income in 1995 associated with 1995 refinancings.

Interest on long-term debt decreased $.6 million in 1997 due primarily to the redemption of $15 million of first mortgage bonds in 1997. The decrease in interest on long-term debt in 1996 was due to decreased interest on first mortgage bonds due primarily to refinancings to lower rate securities in 1995. Other interest expense reflects changes in the levels of shortterm debt maintained by the Company throughout the year, as well as the associated interest rates.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet the Company's need for cash for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Construction expenditures in 1997 were $78 million and, for 1998 and 1999, are estimated at $78 million and $75 million, respectively. The 1998 and 1999 estimated expenditures include $4 million and $12 million, respectively, for construction of currently mandated environmental control

                          M-21
                                   Monongahela Power Company

technology. The Company also has additional capital requirements for debt maturities (see Note
K to the financial statements).

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $65 million in 1997 compared with $92 million in 1996. The decrease in 1997 was primarily the result of the payment of restructuring liabilities. Current rate levels and reduced levels of construction expenditures permitted the Company to finance nearly all of its construction expenditures in 1997 and 1996 with internal cash flow. As described under "Environmental Issues" on page 9, the Company could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the Company can continue to meet the majority of its construction needs with internally generated cash is largely dependent upon the outcome of these issues.

Financing

Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt, including notes payable to affiliates under the money pool, increased $27.1 million to $58.3 million in 1997. At December 31, 1997, the Company had
Securities and Exchange Commission authorization to issue up to $106 million of short-term debt.
The Company and its regulated affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The Company will meet its 1998 cash needs through internal cash generation, cash on hand, short-term borrowing as necessary, and refunding of a portion of maturing long-term debt.

SIGNIFICANT CONTINUING ISSUES

Proposed Merger with DQE

Following the negotiations and announcement of the merger, Allegheny Power and DQE obtained their respective shareholders' approval, made regulatory filings for approval, and started the merger planning process by naming certain employees of both companies, including management personnel, to merger planning teams. All of the regulatory approvals are expected by June 30, 1998.

Merger opposition has arisen in two forms:

     The City of Pittsburgh filed an antitrust lawsuit, which was dismissed by the United
     States District Court for the Western District of Pennsylvania in December 1997. The City has since filed an appeal with the United States
     Court of Appeals for the Third Circuit.

                             Monongahela Power Company

     Various intervenors in the Pennsylvania Public
     Utility Commission (PUC) and the FERC merger proceedings allege that the combined company may have the ability to exercise market power.

An additional risk to the merger is the possibility that the regulatory approvals might contain such onerous conditions that the merger would no longer be beneficial to shareholders.

While Allegheny Energy cannot predict the outcome of the merger hearings or the City of Pittsburgh's appeal process, it believes that the opposition's arguments are without merit and that the approvals should be received in a manner which will allow the merger to proceed.

Electric Energy Competition

Competition in the wholesale market for electricity was initiated by EPACT in 1992 and Orders 888 and 889 by the FERC in April 1996, which together mandated that the owners of transmission facilities provide nondiscriminatory open access of transmission services to wholesale customers and electricity generators, utility-owned and otherwise. With these actions, wholesale customers obtained the ability to seek their electricity requirements from competing generators. The
Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Various bills have been introduced and debated in the United States
Congress, but none has passed.

The Company has franchised regulated customers in Ohio and West Virginia where the subjects of competition and deregulation are being debated.
The Company is actively involved in the debates, with personnel on virtually all of the various committees and proceedings.

In the absence of federal legislation, state-by-state implementation has begun. Two of the state jurisdictions in which affiliates of the Company serve, Pennsylvania and Maryland, have taken action to begin implementation of access by retail customers to alternate generation suppliers.
Allegheny Energy is continuing to advocate federal legislation through its membership in the Partnership for Customer Choice, along with six other electric utilities. The purpose is to seek enactment of federal legislation to bring choice to electric customers no later than the year
2000.

In December 1996, Pennsylvania enacted the
Electricity Generation Customer Choice and
Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market.

                             Monongahela Power Company

On August 1, 1997, concurrent with Allegheny
Energy's merger approval filing, the Company's
Pennsylvania affiliate, West
Penn, filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into generation, transmission, and distribution components; a plan to revise how West Penn and its affiliates, including the Company, share capacity, energy, capacity reserves, transmission resources, and costs; and a plan for recovery of stranded costs through a Competitive Transition
Charge (CTC).

The PUC has established a schedule of proceedings for the restructuring plan, concurrent with the merger proceedings, under which it would issue an order on the filing by the end of May 1998. This order will include a determination of West Penn's rates for transmission and distribution services beginning January 1, 1999; generation rates for customers who take regulated generation service during the transition period (potentially 1999 through 2005 if customers so choose); and the CTC
West Penn will be allowed to charge through the transition period.

Allegheny Energy is also advocating federal legislation to repeal Section 210 of PURPA and the Public Utility Holding Company Act of 1935 (PUHCA).
Both of these laws severely impede the Company's ability to compete on equal terms with utility and nonutility electric providers who are not subject to their requirements.

With efficient operations, a reputation for quality service and reliability, and electric rates among the lowest in the areas it serves, the Company believes it is well-positioned for fair and open competition in the marketplace.

Environmental Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

The significant costs of complying with Phase I of the Clean Air Act Amendments of 1990 (CAAA) have been incurred and are being recovered currently from customers in rates. Studies to evaluate cost-effective options to comply with Phase II SO2 limits, including those which may be available from the use of the Company's banked emission allowances and from the emission allowance trading market, are continuing.

Title I of the CAAA established an Ozone Transport
Commission to ascertain additional NOx reductions to allow the Ozone Transport Region (OTR) to meet the ozone National Ambient Air Quality Standards
(NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the Company's operating station located in Pennsylvania will be required to reduce NOx emissions by approximately 55% from the 1990 baseline

                          Monongahela Power Company

emissions, with a compliance date of May 1999.
Further reductions of 75% from the 1990 baseline may be required by May 2003, depending on the results of modeling studies to be completed by 1998. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania promulgated regulations to implement Phase II of the MOU in November 1997.

Several other significant regulatory actions initiated in 1997 could require significant expenditures for further control of air emissions.
In November 1997, the Environmental Protection
Agency (EPA) issued a proposed State Implementation
Plan (SIP) call which would require further controls of NOx emissions to the less stringent of an 85% reduction from 1990 emission rates or an emission rate of 0.15 lb/mmBtu. The EPA intends to finalize the SIP call by September 1998. Implementation of controls, which could be required by mid2003, would require very expensive post-combustion control technologies on most, if not all, of the Company's power stations.

In August 1997, eight northeastern states filed
Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast
(West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment of the ozone standard. The EPA will probably address these petitions in conjunction with the SIP call mentioned above.

The EPA is required by law to regularly review the NAAQS for criteria pollutants. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July
1997. The effect on the Company of any revisions to these standards is unknown at this time but could be substantial. State attainment plans to meet the revised standards will not be developed for several years. Also, in July 1997, the EPA proposed regional haze regulations to improve visibility in Class I Federal areas (national parks and wilderness areas). If finalized, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from the Company's facilities.

The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or litigation proceedings. Implementation dates, if required, are uncertain at this time, but could be as early as 2003.

In December 1997, the Clinton Administration, at a conference in Kyoto, Japan, agreed to a protocol for greenhouse gas reductions to 7% below 1990 levels as early as 2008. The protocol will not go into effect unless ratified by the United States
Senate. If implemented, the protocol would require dramatic reductions in emissions of carbon dioxide, a major socalled greenhouse gas emitted during combustion of fossil fuels, particularly coal.
Significant reduction requirements could force the Company to make major changes in electricity production to reduce or

                            Monongahela Power Company

eliminate the use of coal. Allegheny Energy is actively opposing implementation of the protocol in the United States Congress and through alliances with other affected companies.

The Company previously reported that the EPA had identified the Company and its regulated affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site.
The Company has also been named as a defendant along with multiple other affiliated and nonaffiliated defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

Independent Transmission System Operation Study

On December 7, 1997, the Company and its two regulated affiliates announced that they and eight other investor-owned electric utilities had signed an MOU to explore the creation of an independent, regional transmission entity. Many industry participants, including customers and regulatory authorities, believe that an entity independent of the utilities who own the transmission systems is needed to operate the systems to ensure nondiscriminatory access to the transmission systems by all users. As part of its merger application in Pennsylvania and with the FERC, Allegheny Energy agreed to join or form an independent system operator.

The group will explore arrangements to achieve nondiscriminatory access to all while maintaining other key goals, such as reliability, security, efficient use, etc.

Risk Management

The Company and its affiliates use derivative instruments to manage the risk exposure associated with contracts it writes for the purchase and/or sale of electricity for receipt or delivery at future dates. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors and monitored by an Exposure
Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing, for all over-the-counter instruments.

At December 31, 1997, the trading books of the Company and its affiliates consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward purchase and/or sale contracts which required settlement by physical delivery of electricity. During 1997, the

                            Monongahela Power Company

Company and its affiliates also entered into option contracts which, if exercised, were settled with physical delivery of electricity.

These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.

Year 2000 Computer Systems Issue

The Company and its affiliates have spent considerable time and effort over the past several years on the issue of the year 2000 software compliance, and the effort is continuing.
Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company and its affiliates to process information in the year 2000 and beyond without significant problems.
Expenditures for year 2000 compliance are not expected to have a material effect on the Company's results of operations or financial position.

                           The Potomac Edison Company

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private
Securities Litigation Reform Act of 1995. All such forward-looking information is necessarily only estimated.
There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; future economic conditions;
earnings retention; developments in the legislative, regulatory, and competitive environments in which the Company operates; environmental legislative and regulatory changes; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations.

SIGNIFICANT EVENTS IN 1997, 1996, AND 1995

On April 7, 1997, Allegheny Power System, Inc.
(Allegheny Power), parent of the Company, and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge and that the combined company would be called Allegheny Energy, Inc. Each company held separate shareholder meetings on August 7 at which the merger was decisively approved. At Allegheny
Power's meeting, the shareholders also approved the change in the company's name to Allegheny Energy, Inc. (Allegheny Energy). The merger is contingent upon approval by various regulatory authorities. See
Note B to the financial statements and "Proposed
Merger with DQE" on page 7 for additional information. All of the Company's incremental costs of the merger process ($3.3 million through December
31, 1997) are being deferred, and will be written off by the Company when the merger occurs or when it is determined that the merger will not occur.

In December 1997, the Maryland Public Service
Commission (PSC) ordered an electric competition transition plan (Maryland Transition Plan). See
Note C to the financial statements for major provisions of the Maryland plan and "Electric Energy
Competition" on page 7 for additional information.

In 1994, the Allegheny Energy integrated electric utility system (the System), including the Company, initiated a restructuring process to consolidate and reengineer their utility operations to meet the competitive challenges of the changing electric utility industry. As a

                       The Potomac Edison Company

result of this process, the System reduced employment
by about 1,000 employees through a voluntary
separation plan, attrition, and layoffs, changed
processes to obtain efficiencies to reduce the rate
of growth in operating and maintenance costs, and
began doing business under the trade name of
Allegheny Power.  See Note D   to the financial
statements for additional information. This process resulted in restructuring charges in 1996 and 1995 and an asset write-off in 1995.

REVIEW OF OPERATIONS

Earnings Summary
                                                        Earnings
(Millions of Dollars)                           1997     1996     1995

Operations.................................     $95.8    $94.7    $82.6

Expenses related to restructuring
  activities...............................               16.5      4.3

Net Income.................................     $95.8    $78.2    $78.3


The increase in 1997 earnings from operations resulted primarily from reductions in operation and maintenance (O&M) expenses from the restructuring process and additional actions taken during the year to achieve further O&M reductions in response to significant decreases in kilowatt-hour (kWh) sales to residential customers caused primarily by mild weather. Also contributing to the increase was additional revenues due to a change in allocation of affiliated transmission services and an interest refund on a tax-related contract settlement by the Company's 28% owned subsidiary, Allegheny Generating
Company (AGC), recorded in other income as increased equity in earnings of AGC. The increase in 1996 earnings from operations was due primarily to increases in kWh sales.

Sales and Revenues

Percentage changes in revenues and kWh sales in 1997 and 1996 by major retail customer classes were:

                                 1997 vs. 1996          1996 vs. 1995
                               Revenues      kWh      Revenues      kWh
Residential..............       (7.5)%      (6.7)%      2.3%        5.1%
Commercial...............        1.3         1.9         .9         3.4
Industrial...............         .7          .5       (2.0)        1.5
  Total..................       (3.2)%      (1.9)%       .7%        3.1%


The changes in residential kWh sales, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of weather conditions. The growth in the number of residential customers was 1.8% and 1.7% in 1997 and 1996, respectively. The weather

                           The Potomac E dison Company

in 1997 was mild in both the early and late winter and in the summer, causing the 6.7% decrease in residential kWh sales. In 1996, the early winter
(January through April) was about 12% colder than in 1995. While this cold early winter was somewhat offset by milder weather the remainder of the year, the overall average for the year plus the increase in the number of customers resulted in an increase in 1996 residential kWh sales of 5.1%.

Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 1.9% and 3.4% increases in 1997 and 1996, respectively, reflect growth in the number of customers and in 1996 from increased heating requirements.


The increase in industrial kWh sales in 1997 and 1996 reflects a trend of continued economic growth in the service territory.

Changes in revenues from retail customers resulted from the following:


                                         Changes from Prior Year
(Millions of Dollars)                 1997 vs. 1996   1996 vs. 1995

Fuel clauses............................ $ (9.6)         $(10.5)
All other...............................  (11.4)           15.2
  Net change in retail revenues......... $(21.0)         $  4.7


Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have little effect on net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses.

All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates. The decrease in 1997 all other retail revenues is primarily the result of mild weather in 1997. The increase in 1996 all other retail revenues was the combined result of increased customer usage
(primarily due to cold weather in the early 1996 winter) and growth in the number of customers.

Wholesale and other revenues were as follows:

(Millions of Dollars)                         1997       1996       1995

Wholesale customers.......................   $26.6      $29.1      $23.4
Affiliated companies......................    10.3        2.5        2.5
Street lighting and other.................     2.0        3.3        2.7
  Total wholesale and other revenues......   $38.9      $34.9      $28.6

                                 The Potomac Edison Company

Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under regulation by the Federal
Energy Regulatory Commission (FERC). Competition in the wholesale market for electricity was initiated by the National Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. A five-year contract with estimated annual revenues totaling about $3 million was signed in 1997 with one of the Company's wholesale customers. The existing contracts with four Maryland wholesale customers expire in 1998.
The Company is bidding to continue as their wholesale supplier. The decrease in wholesale revenues in 1997, as well as the increase in 1996, was primarily due to fluctuations in the electricity requirements of one wholesale customer caused by the start-up in late 1995 and shut-down in early 1997 of a large fiber plant on the wholesale customer's system.

Revenues from affiliated companies represent sales of energy and intercompany allocations of generation spinning reserves and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny
Energy. The increase in such revenues in 1997 resulted primarily from an increase in the allocation of transmission services revenues ($5.3 million) to the Company.

Revenues from bulk power transactions consist of the following items:

(Millions of Dollars)                         1997        1996        1995

Revenues:
  Transmission services  to
   nonaffiliated companies..............     $13.6       $16.9       $14.8
  Bulk power.............................     10.0         7.6         4.6
   Total bulk power transactions, net...     $23.6       $24.5       $19.4


The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves. Revenues from transmission services to nonaffiliated companies in 1997 decreased due to reduced demand, primarily because of mild weather. Increased transmission services to nonaffiliated companies in 1996 resulted primarily from increased activity from power marketers who agreed to take service under the new open access tariffs filed by the Company in accordance with the new 1996 rules. The increases in bulk power revenues resulted primarily from increased sales to power marketers and other utilities from the Company's generating plants.

Operating Expenses

Fuel expenses increased 2.1% in 1997 due to an increase in kWh's generated. The increase in kWh's generated was primarily the result of increased bulk power sales to power marketers and other utilities.
The 2% increase in 1996

                            The Potomac Edison Company

fuel expenses was due to a 3% increase in kWh's generated, offset by lower average coal prices.
Purchased power and exchanges, net represents power purchases from and exchanges with nonaffiliated utilities, capacity charges paid to AGC, and other transactions with affiliates made pursuant to the power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)                         1997        1996        1995

Nonaffiliated transactions:
  Purchased power.........................   $ 13.2    $  14.8      $ 15.6
  Power exchanges, net....................                 1.7         (.2)
Affiliated transactions:
  AGC capacity charges....................     25.5       26.9        28.1
  Other affiliated capacity charges.......     50.8       47.7        44.0
  Energy and spinning reserve charges.....     50.7       49.9        49.8
    Purchased power and exchanges, net....   $140.2     $141.0      $137.3


Purchased power in 1997 decreased because of decreased demand due to decreased sales to retail customers related to mild 1997 weather.

A Public Utility Regulatory Policies Act of 1978
(PURPA) power station project in the Company's Maryland jurisdiction is scheduled to commence generation in 1999. Because of the high cost of this energy, the Company unsuccessfully sought a buyout or restructuring of the existing contract to reduce the cost to customers. This project will significantly increase the cost of power purchases ($60 million or more annually) and the Company's rates in Maryland.

Other operation expenses in 1997 include $1.2 million for increased allowances for uncollectible accounts.
Nevertheless, other operation expense decreased in 1997 because of a reduction in embedded expenses achieved through the 1996 restructuring process.

Maintenance expenses decreased $5.4 million in 1997 due primarily to reduced expenses achieved through restructuring efforts and other cost controls.
Maintenance expense represents costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflects routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

                            The Potomac Edison Company

Restructuring charges in 1996 and 1995 and the write-off in 1995 of obsolete and slow-moving materials resulted from restructuring activities, which have been completed.

Depreciation expense increases resulted primarily from additions to electric plant.

Taxes other than income taxes increased $1.8 million in 1997 due to increased property taxes and capital stock and franchise taxes related to an increase in the assessment of property in Maryland.

The 1997 increase in federal and state income taxes was primarily due to increased income in 1997 compared with 1996. The decrease in federal and state income taxes in 1996 resulted primarily from a decrease in income before taxes primarily because of the restructuring charges recorded in 1996, changes in the provisions for prior years, and plant removal tax deductions for which deferred taxes were not provided. Note E to the financial statements provides a further analysis of income tax expenses.

The increase in other income, net, in 1997 was due primarily to an interest refund on a tax-related contract settlement ($2.5 million, net of taxes) received by the Company's subsidiary, AGC.


The decrease in interest on long-term debt in 1996 was due to decreased interest on first mortgage bonds due primarily to refinancings to lower rate securities in 1995. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet the Company's need for cash for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Construction expenditures in 1997 were $78 million and, for 1998 and 1999, are estimated at $84 million and $112 million, respectively. The 1998 and 1999 estimated expenditures include $4 million and $13 million, respectively, for construction of currently mandated environmental control technology. It is the Company's goal to constrain future base construction spending, with the exception of mandated environmental expenditures, to the approximate level of depreciation currently in rates. The Company also has additional

                            The Potomac Edison Company

capital requirements for debt maturities (see Note J to the financial statements).

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $87 million in 1997 compared with $116 million in 1996. The decrease in 1997 was primarily the result of the payment of restructuring liabilities. Current rate levels and reduced levels of construction expenditures permitted the Company to finance its entire construction expenditure program in 1997 and 1996 through internal cash generation. As described under "Environmental Issues" on page 9, the Company could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues. Whether the Company can continue to meet the majority of its construction needs with internally generated cash is largely dependent upon the outcome of these issues.

Financing

Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt decreased $7 million in 1997, and none was outstanding at December
31, 1997.  At December 31, 1997, the Company had
Securities and Exchange Commission authorization to issue up to $130 million of short-term debt. The
Company and its regulated affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs to the extent that certain of the companies have funds available. The Company will meet its 1998 cash needs through internal cash generation, cash on hand, short-term borrowing as necessary, and refunding of a portion of maturing long-term debt.

SIGNIFICANT CONTINUING ISSUES

Proposed Merger with DQE

Following the negotiations and announcement of the merger, Allegheny Power and DQE obtained their respective shareholders' approval, made regulatory filings for approval, and started the merger planning process by naming certain employees of both companies, including management personnel, to merger planning teams. All of the regulatory approvals are expected by June 30, 1998.

Merger opposition has arisen in two forms:

     The City of Pittsburgh filed an antitrust lawsuit, which was dismissed by the United States
     District Court for the Western District of
     Pennsylvania in December 1997. The City has since filed an appeal with the United States Court of Appeals for the Third Circuit.

                                The Potomac Edison Company

     Various intervenors in the Pennsylvania Public
     Utility Commission (PUC) and the FERC merger proceedings allege that the combined company may have the ability to exercise market power.

An additional risk to the merger is the possibility that the regulatory approvals might contain such onerous conditions that the merger would no longer be beneficial to shareholders.

While Allegheny Energy cannot predict the outcome of the merger hearings or the City of Pittsburgh's appeal process, it believes that the opposition's arguments are without merit and that the approvals should be received in a manner which will allow the merger to proceed.

Electric Energy Competition

Competition in the wholesale market for electricity was initiated by EPACT in 1992 and Orders 888 and 889 by the FERC in April 1996, which together mandated that the owners of transmission facilities provide nondiscriminatory open access of transmission services to wholesale customers and electricity generators, utility-owned and otherwise.
With these actions, wholesale customers obtained the ability to seek their electricity requirements from competing generators. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Various bills have been introduced and debated in the United States Congress, but none has passed.

In the absence of federal legislation, state-by-state implementation has begun. Maryland has taken action to begin implementation of access by retail customers to alternate generation suppliers.
Allegheny Energy is continuing to advocate federal legislation through its membership in the Partnership for Customer Choice, along with six other electric utilities. The purpose is to seek enactment of federal legislation to bring choice to electric customers no later than the year 2000.

The Maryland PSC in December 1997 issued an Order to implement retail competition in that state. A special task force of the Maryland General Assembly, which had been working on the same subject, had not yet issued its report. The PSC's Order and its revised second Order call for a deregulation process including a three-year phase-in beginning July 1, 2000, with recovery of prudent stranded costs after mitigation. The Order recognizes that many details are yet to be decided and calls for roundtable discussions and adjudicatory proceedings for that purpose, which should give the Company the opportunity to address the uncertainties and problems created. Among the issues for the Company is recovery of the substantially greater-than-market costs it will be required to pay for the PURPA project scheduled to begin producing energy in 1999.

The Company also has franchised, regulated customers in Virginia and West Virginia where the subjects of competition and deregulation are being

                               The Potomac Edison Company

debated. The Company is actively involved in the debates, with personnel on virtually all of the various committees and proceedings.

In December 1996, Pennsylvania enacted the
Electricity Generation Customer Choice and
Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market.

On August 1, 1997, concurrent with Allegheny
Energy's merger approval filing, the Company's
Pennsylvania affiliate, West Penn, filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer
Choice Act. The filing included an unbundling of West Penn's electric service rates into generation, transmission, and distribution components; a plan to revise how West Penn and its affiliates, including the Company, share capacity, energy, capacity reserves, transmission resources, and costs; and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

The PUC has established a schedule of proceedings for the restructuring plan, concurrent with the merger proceedings, under which it would issue an order on the filing by the end of May 1998. This order will include a determination of West Penn's rates for transmission and distribution services beginning January 1, 1999; generation rates for customers who take regulated generation service during the transition period (potentially 1999 through 2005 if customers so choose); and the CTC
West Penn will be allowed to charge through the transition period.

Allegheny Energy is also advocating federal legislation to repeal Section 210 of PURPA and the Public Utility Holding Company Act of 1935 (PUHCA).
Both of these laws severely impede the Company's ability to compete on equal terms with utility and nonutility electric providers who are not subject to their requirements.

With efficient operations, a reputation for quality service and reliability, and electric rates among the lowest in the areas it serves, the Company believes it is well-positioned for fair and open competition in the marketplace.

Environmental Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

The significant costs of complying with Phase I of the Clean Air Act Amendments of 1990 (CAAA) have been incurred and are being recovered currently from customers in rates. Studies to evaluate cost-effective options to comply with Phase II SO2 limits, including those which may be available from the use of the Company's banked emission allowances and from the emission allowance trading market, are continuing.

                           The Potomac Edison Company

Title I of the CAAA established an Ozone Transport
Commission to ascertain additional NOx reductions to allow the Ozone Transport Region (OTR) to meet the ozone National Ambient Air Quality Standards
(NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the Company's operating stations located in Maryland and Pennsylvania will be required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May
1999. Further reductions of 75% from the 1990 baseline may be required by May 2003, depending on the results of modeling studies to be completed by 1998. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania promulgated regulations to implement Phase II of the MOU in November 1997. Maryland is scheduled to propose regulations in early 1998.

Several other significant regulatory actions initiated in 1997 could require significant expenditures for further control of air emissions.
In November 1997, the Environmental Protection Agency
(EPA) issued a proposed State Implementation Plan
(SIP) call which would require further controls of NOx emissions to the less stringent of an 85% reduction from 1990 emission rates or an emission rate of 0.15 lb/mmBtu. The EPA intends to finalize the SIP call by September 1998. Implementation of controls, which could be required by mid-2003, would require very expensive post-combustion control technologies on most, if not all, of the Company's power stations.

In August 1997, eight northeastern states filed
Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast
(West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment of the ozone standard. The EPA will probably address these petitions in conjunction with the SIP call mentioned above.

The EPA is required by law to regularly review the NAAQS for criteria pollutants. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July
1997. The effect on the Company of any revisions to these standards is unknown at this time but could be substantial. State attainment plans to meet the revised standards will not be developed for several years. Also, in July 1997, the EPA proposed regional haze regulations to improve visibility in Class I
Federal areas (national parks and wilderness areas). If finalized, subsequent state regulations could require additional reduction of SO2 and/or
NOx emissions from the Company's facilities.

The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or litigation proceedings. Implementation dates, if required, are uncertain at this time, but could be as early as 2003.

In December 1997, the Clinton Administration, at a conference in Kyoto, Japan, agreed to a protocol for greenhouse gas reductions to 7% below 1990 levels as early as 2008. The protocol will not go into effect unless ratified by the United States
Senate.  If implemented, the protocol would

                          The Potomac Edison Company

require dramatic reductions in emissions of carbon dioxide, a major so-called greenhouse gas emitted during combustion of fossil fuels, particularly coal. Significant reduction requirements could force the Company to make major changes in electricity production to reduce or eliminate the use of coal. Allegheny Energy is actively opposing implementation of the protocol in the United States
Congress and through alliances with other affected companies.

The Company previously reported that the EPA had identified the Company and its regulated affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site.
The Company has also been named as a defendant along with multiple other affiliated and nonaffiliated defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

Independent Transmission System Operation Study

On December 7, 1997, the Company and its two regulated affiliates announced that they and eight other investor-owned electric utilities had signed an MOU to explore the creation of an independent, regional transmission entity. Many industry participants, including customers and regulatory authorities, believe that an entity independent of the utilities who own the transmission systems is needed to operate the systems to ensure nondiscriminatory access to the transmission systems by all users. As part of its merger application in Pennsylvania and with the FERC, Allegheny Energy agreed to join or form an independent system operator.

The group will explore arrangements to achieve nondiscriminatory access to all while maintaining other key goals, such as reliability, security, efficient use, etc.

Risk Management

The Company and its affiliates use derivative instruments to manage the risk exposure associated with contracts it writes for the purchase and/or sale of electricity for receipt or delivery at future dates. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors and monitored by an Exposure
Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

                            The Potomac Edison Company

At December 31, 1997, the trading books of the Company and its affiliates consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward purchase and/or sales contracts which required settlement by physical delivery of electricity. During 1997, the Company and its affiliates also entered into option contracts which, if exercised, were settled with physical delivery of electricity.

These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.

Year 2000 Computer Systems Issue

The Company and its affiliates have spent considerable time and effort over the past several years on the issue of the year 2000 software compliance, and the effort is continuing.
Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company and its affiliates to process information in the year 2000 and beyond without significant problems.
Expenditures for year 2000 compliance are not expected to have a material effect on the Company's results of operations or financial position.

                                         West Penn Power Company
                                           and Subsidiaries

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.
All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; future economic conditions;
earnings retention; developments in the
legislative, regulatory, and competitive environments in which the Company operates;
environmental legislative and regulatory changes;
and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations.

SIGNIFICANT EVENTS IN 1997, 1996, AND 1995

On April 7, 1997, Allegheny Power System, Inc.
(Allegheny Power), parent of the Company, and DQE, Inc. (DQE), parent company of Duquesne Light
Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge and that the combined company would be called Allegheny Energy, Inc.
Each company held separate shareholder meetings on August 7 at which the merger was decisively approved. At Allegheny Power's meeting, the shareholders also approved the change in the company's name to Allegheny Energy, Inc. (Allegheny
Energy). The merger is contingent upon approval by various regulatory authorities. See Note B to the consolidated financial statements and "Proposed Merger with DQE" on page 8 for additional information. All of the Company's incremental costs of the merger process
($5.1 million through December 31, 1997) are being deferred, and will be written off by the Company when the merger occurs or when it is determined that the merger will not occur.

In December 1996, the Commonwealth of Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. See Note C to the consolidated financial statements for major provisions of the Pennsylvania Plan and "Electric
Energy Competition" on page 8 for additional information.

                             West Penn Power Company
                              and Subsidiaries

In 1994, the Allegheny Energy integrated electric utility system (the System), including the Company, initiated a restructuring process to consolidate and reengineer their utility operations to meet the competitive challenges of the changing electric utility industry. As a result of this process, the System reduced employment by about 1,000 employees through a voluntary separation plan, attrition, and layoffs, changed processes to obtain efficiencies to reduce the rate of growth in operating and maintenance costs, and began doing business under the trade name of Allegheny Power. See Note D to the consolidated financial statements for additional information. This process resulted in restructuring charges and asset write-offs in 1996 and 1995.

On August 26, 1997, and December 3, 1997, the
Company announced that it had negotiated agreements to buy out and settle disputes with developers of proposed nonutility generation plants (the
Milesburg and Washington Power projects) for $15 million and $48 million, respectively, reducing costs over the proposed 30- and 33-year lives of the projects by an estimated $1.4 billion. The disputed projects under the Public Utility
Regulatory Policies Act of 1978 (PURPA) would have required the Company to buy 43 and 80 megawatts, respectively, of capacity and energy over the lives of the projects at prices well above market price estimates. Recovery of the Milesburg buyout payment, by offset against a residual balance of deferred fuel liabilities, was approved by the Pennsylvania Public Utility Commission (PUC). The
Washington Power payment has been included in amounts for which the Company has requested recovery as part of its stranded cost recovery request in its restructuring filing required under the Customer Choice Act and is the subject of a separate request to the PUC for recovery from customers. In 1996, the Company and the developers of a proposed Shannopin PURPA project reached an agreement to terminate that project at a buyout price of $31 million. Recovery of the buyout price was authorized by the PUC. In 1996, $24 million of the $31 million was recovered by reducing the Company's over-recovered fuel balance, and the remaining $7 million was included in amounts for which the Company has requested recovery as part of its stranded cost recovery request in its restructuring filing required under the Customer
Choice Act. The Shannopin buyout will reduce the Company's costs approximately $665 million over 30 years by eliminating the need to buy the uneconomic power.

REVIEW OF OPERATIONS
Earnings Summary
                                                       Earnings
(Millions of Dollars)                          1997      1996      1995

Operations.................................   $134.7    $119.9    $124.5

Expenses related to restructuring
  activities...............................               31.4       6.6

Consolidated Net Income....................   $134.7    $ 88.5    $117.9

                                         West Penn Power Company
                                          and Subsidiaries

The increase in 1997 earnings from operations resulted primarily from reductions in operation and maintenance (O&M) expenses from the restructuring process, and additional actions taken during the year to achieve further O&M reductions in response to significant decreases in kilowatt-hour
(kWh) sales to residential customers caused primarily by mild weather. The reductions from the restructuring process were offset in part by a change in allocation of affiliated transmission services which resulted in higher charges to the Company. Also contributing to the increase was a $3.6 million (after tax) interest refund on a tax-related contract settlement by the Company's 45% owned subsidiary, Allegheny Generating Company
(AGC), recorded in other income as increased equity in earnings of AGC, a gain on a sale of land by a subsidiary ($2.8 million (after tax), and decreased depreciation expense. The decrease in 1996 earnings from operations was due primarily to higher depreciation expense, increased charge-offs for uncollectible accounts, and the write-off of deferred Clean Air Act Amendments of 1990 (CAAA) compliance costs.

Sales and Revenues

Percentage changes in revenues and kWh sales in 1997 and 1996 by major retail customer classes were:

                                    1997 vs. 1996         1996 vs. 1995
                                  Revenues      kWh     Revenues      kWh

Residential.................       (2.3)%      (2.7)%     .2 %       1.6%
Commercial..................        (.6)        (.1)      .2         1.4
Industrial..................        (.7)         .9      (.5)        1.5
  Total.....................       (1.3)%       (.5)%     .0 %       1.5%


The changes in residential kWh sales, which are more weather sensitive than the other classes, were due primarily to changes in customer usage because of weather conditions. The growth in the number of residential customers was .5% and .3% in 1997 and 1996, respectively. The weather in 1997 was mild in both the early and late winter and in the summer, causing the 2.7% decrease in residential kWh sales. In 1996, the early winter (January through April) was about 8% colder than in 1995.
While this cold early winter was somewhat offset by milder weather the remainder of the year, the overall average for the year plus the increase in the number of customers resulted in an increase in 1996 residential kWh sales of 1.6%.

Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The 1.4% increase in 1996 reflects growth in the number of customers and the increased heating requirements that year.

The increase in industrial kWh sales in 1997 and 1996 reflects a trend of continued economic growth in the service territory.

                                          West Penn Power Company
                                           and Subsidiaries

Changes in revenues from retail customers resulted from the following:


                                        Changes from Prior Year
(Millions of Dollars)                1997 vs. 1996   1996 vs. 1995
Fuel clauses......................      $ (8.6)          $(7.7)
All other.........................        (4.2)            7.3
  Net change in retail revenues...      $(12.8)          $ (.4)


Revenues reflect not only the changes in kWh sales, but also any changes in revenues from fuel and energy cost adjustment clauses (fuel clauses) which have no effect on consolidated net income because increases and decreases in fuel and purchased power costs and sales of transmission services and bulk power are passed on to customers by adjustment of customer bills through fuel clauses. Effective May
1, 1997, as a result of the Customer Choice Act, which placed a cap on electric rates, the Company filed for and obtained PUC authorization to set its fuel clause to zero and to roll its then applicable fuel clause rates into base rates. Thereafter, the Company assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission services and bulk power.

All other is the net effect of kWh sales changes due to changes in customer usage (primarily weather for residential customers), growth in the number of customers, and changes in pricing other than changes in general tariff and fuel clause rates.
The decrease in 1997 all other retail revenues is primarily the result of mild weather in 1997. The increase in 1996 all other retail revenues was the combined result of increased customer usage
(primarily due to cold weather in the early 1996 winter) and growth in the number of customers.

See Note C to the consolidated financial statements for information about a potential loss of revenues by the Company of up to $10 million in 1998 pursuant to a pilot program under the Customer
Choice Act and the potential for a much greater loss of revenues during the transition period to complete deregulation (estimated to be from 1999 to about 2005).

Wholesale and other revenues were as follows:

(Millions of Dollars)                        1997        1996       1995

Wholesale customers......................   $20.0       $19.1      $18.3
Affiliated companies.....................    41.0        44.3       44.3
Street lighting and other................    11.5        10.9       10.8
  Total wholesale and other revenues.....   $72.5       $74.3      $73.4

Wholesale customers are cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under regulation by the Federal Energy Regulatory Commission (FERC).
Competition in the wholesale market for electricity was initiated

                                          West Penn Power Company
                                           and Subsidiaries

by the National Energy Policy Act of 1992 (EPACT), which permits wholesale generators, utility-owned and otherwise, and wholesale customers to request from owners of bulk power transmission facilities a commitment to supply transmission services. All of the Company's wholesale customers have signed contracts to remain as customers through at least
November 2001. The increase in wholesale revenues in 1997, as well as the increase in 1996, was primarily due to a new wholesale customer in April 1996 (formerly a retail customer).

Revenues from affiliated companies represent sales of energy and intercompany allocations of generating capacity, generation spinning reserves and transmission services pursuant to a power supply agreement among the Company and the other regulated utility subsidiaries of Allegheny Energy.

Revenues from bulk power transactions consist of the following items:

(Millions of Dollars)                        1997        1996       1995

Revenues:
  Transmission services to
   nonaffiliated companies..............    $18.4       $22.9      $19.7
  Bulk power.............................    22.2        10.0        5.7
   Total bulk power transactions, net...    $40.6       $32.9      $25.4

The final rules on open transmission access, issued by the FERC in early 1996, require utilities to offer to others transmission service that is comparable to service they provide to themselves.
Revenues from transmission services to
nonaffiliated companies in 1997 decreased due to reduced demand, primarily because of mild weather.
Increased transmission services to nonaffiliated companies in 1996 resulted primarily from increased activity from power marketers who agreed to take service under the new open access tariffs filed by the Company in accordance with the new 1996 rules.
The increases in bulk power revenues resulted primarily from increased sales to power marketers and other utilities from the Company's generating plants.

Operating Expenses

Fuel expenses increased 6.2% in 1997 because of a 5.1% increase in kWh's generated, a .8% increase in average fuel prices, and a .3% increase in the average heat rate of the generating stations. The increase in kWh's generated was primarily the result of increased bulk power sales to power marketers and other utilities. The 1% increase in 1996 fuel expenses was due to a 2% increase in kWh's generated, offset by lower average coal prices.

                                          West Penn Power Company
                                           and Subsidiaries

Purchased power and exchanges, net represents power purchases from and exchanges with nonaffiliated utilities and purchases from qualified facilities under PURPA, capacity charges paid to AGC, and other transactions with affiliates made pursuant to the power supply agreement whereby each company uses the most economical generation available in the System at any given time, and consists of the following items:

(Millions of Dollars)                        1997        1996       1995

Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*...............   $ 65.1      $ 63.6     $ 64.7
    Other................................     18.4        22.3       21.8
  Power exchanges, net...................       .2          .7        (.1)
Affiliated transactions:
  AGC capacity charges...................     32.4        36.3       37.8
  Energy and spinning reserve charges....      3.9         4.0        5.3
    Purchased power and exchanges, net...   $120.0      $126.9     $129.5

*PURPA cost (cents per kWh)                    6.0         5.8        5.8


Other purchased power in 1997 decreased because of decreased demand due to decreased sales to retail customers related to mild 1997 weather.

None of the Company's purchased power contracts is capitalized since there are no minimum payment requirements absent associated kWh generation.

The increase in other operation expenses in 1997 was primarily due to increased transmission services cost allocations from affiliated companies under the power supply agreement ($10.1 million) and Pennsylvania pilot-related expenses. Other operation expense also includes $4.4 million of legal expenses incurred by the Company to defend itself against an antitrust lawsuit filed by the developers of the proposed Washington Power
PURPA project.  The dispute was settled in December
1997. These expenses more than offset the reduction in embedded expenses achieved through the 1996 restructuring process. The increase in other operation expense in 1996 resulted primarily from increased allowances for uncollectible accounts ($3 million) and the write-off of deferred CAAA compliance costs ($2 million).

Maintenance expenses decreased $6.0 million in 1997 due primarily to reduced expenses achieved through restructuring efforts and other cost controls.
Maintenance expense represents costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflects routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the

                           M-45
                                  West Penn Power Company
                                    and Subsidiaries

length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

Restructuring charges and asset write-offs in 1996 and 1995 resulted from restructuring activities, which have been completed, and the write-offs of previously accumulated costs related to a proposed transmission line and obsolete and slow-moving materials.

The depreciation expense decrease of $5.3 million in 1997 reflects a reduction in the Company's annual depreciation expense determined to be necessary as part of its comprehensive restructuring filing required by the Customer
Choice Act. The depreciation expense increase in 1996 resulted primarily from additions to electric plant.

The increase in taxes other than income in 1996 was due to higher property taxes. The 1997 increase in federal and state income taxes was primarily due to increased income in 1997 compared with 1996. The decrease in federal and state income taxes in 1996 resulted primarily from a decrease in income before taxes ($18 million), primarily because of the restructuring charges recorded in 1996. Note E to the consolidated financial statements provides a further analysis of income tax expenses.

The increase in allowance for other than borrowed funds used during construction (AOFDC) in 1997 resulted from application of the FERC AOFDC formula under which in 1997 a larger percentage of construction was financed by more expensive equity funds rather than by less expensive short-term debt funds and an increase in the base amount on which AOFDC is calculated. The decrease in 1996 reflects decreases in capital expenditures.

The increase in other income, net, in 1997 was due primarily to an interest refund on a tax-related contract settlement ($3.6 million, net of taxes) received by the Company's subsidiary, AGC, and to a sale of land ($2.8 million, net of taxes) by the Company's subsidiary, West Virginia Power and
Transmission Company.

Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates. The decrease in other interest expense in 1997 resulted primarily from decreased interest due to reduced overcollections of the fuel cost portion of customer billings. The increase in other interest expense in 1996 resulted primarily from interest on overcollections of the fuel cost portion of customer billings.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

To meet the Company's need for cash for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds

                           M-46
                                  West Penn Power Company
                                    and Subsidiaries

and external financings, such as the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capitalization ratio objectives. The availability and cost of external financings depend upon the financial health of the companies seeking those funds and market conditions.

Construction expenditures in 1997 were $128 million and, for 1998 and 1999, are estimated at $112 million and $116 million, respectively. The 1998 and 1999 estimated expenditures include $12 million and $27 million, respectively, for construction of currently mandated environmental control technology. It is the Company's goal to constrain future base construction spending, with the exception of mandated environmental expenditures, to the approximate level of depreciation currently in rates. The Company also has additional capital requirements for debt maturities (see Note K to the consolidated financial statements).

Internal Cash Flow

Internal generation of cash, consisting of cash flows from operations reduced by dividends, was $103 million in 1997 compared with $173 million in 1996. The decrease in 1997 was primarily the result of the $48 million buyout of the Washington
Power PURPA project and payment of restructuring liabilities. Current rate levels and reduced levels of construction expenditures permitted the Company to finance nearly all of its construction expenditures in 1997 and 1996 with internal cash flow. As described under "Electric Energy Competition" on page 8, the Company is facing a serious potential for income erosion. As described under "Environmental Issues" on page 10, the Company could potentially face significant mandated increases in construction expenditures and operating costs related to environmental issues.
Whether the Company can continue to meet the majority of its construction needs with internally generated cash is largely dependent upon the outcome of these issues.

Financing

Short-term debt is used to meet temporary cash needs until the timing is considered appropriate to issue long-term securities. Short-term debt increased $19 million to $52 million in 1997. At
December 31, 1997, the Company had Securities and
Exchange Commission authorization to issue up to $182 million of short-term debt. The Company and its regulated affiliates use an internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain of the companies have funds available. The Company will meet its 1998 cash needs through internal cash generation, cash on hand, short-term borrowings as necessary, and refunding of a portion of maturing long-term debt.

                          M-47
                               West Penn Power Company
                                 and Subsidiaries

SIGNIFICANT CONTINUING ISSUES

Proposed Merger with DQE

Following the negotiations and announcement of the merger, Allegheny Power and DQE obtained their respective shareholders' approval, made regulatory filings for approval, and started the merger planning process by naming certain employees of both companies, including management personnel, to merger planning teams. All of the regulatory approvals are expected by June 30, 1998.

Merger opposition has arisen in two forms:

     The City of Pittsburgh filed an antitrust lawsuit, which was dismissed by the United States
     District Court for the Western District of
     Pennsylvania in December 1997. The City has since filed an appeal with the United States
     Court of Appeals for the Third Circuit.

     Various intervenors in the PUC and the FERC merger proceedings allege that the combined company may have the ability to exercise market power.

An additional risk to the merger is the possibility that the regulatory approvals might contain such onerous conditions that the merger would no longer be beneficial to shareholders. The companies' proposals for the sharing of merger synergy savings between customers and shareholders are described in Note B to the consolidated financial statements.

While Allegheny Energy cannot predict the outcome of the merger hearings or the City of Pittsburgh's appeal process, it believes that the opposition's arguments are without merit and that the approvals should be received in a manner which will allow the merger to proceed.

Electric Energy Competition

Competition in the wholesale market for electricity was initiated by EPACT in 1992 and Orders 888 and 889 by the FERC in April 1996, which together mandated that the owners of transmission facilities provide nondiscriminatory open access of transmission services to wholesale customers and electricity generators, utility-owned and otherwise. With these actions, wholesale customers obtained the ability to seek their electricity requirements from competing generators. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Various bills have been introduced and debated in the United States Congress, but none has passed.

In the absence of federal legislation, state-by-state implementation has begun. Pennsylvania has taken action to begin implementation of access by retail customers to alternate generation suppliers. The Pennsylvania

                              M-48
                               West Penn Power Company
                                 and Subsidiaries

process, which began with the Customer Choice Act in December 1996, is well under way. Hearings have been completed on the Company's restructuring filing required by the Customer Choice Act. As described in Note C to the consolidated financial statements, intervenors in the proceeding have recommended that the Company should be allowed to recover little or none of its stranded costs, i.e., costs recoverable under regulation, but which will not be supported in a competitive market. While they generally agree that low market prices during the transition period (1999-2005) will cause a significant reduction of the Company's revenues and earnings (perhaps as much as reducing its net income by half in the earlier years), they allege that market prices will rise sharply thereafter and, therefore, the Company has little or no stranded costs over the life of its generating assets.

Nearly all of the parties to the filing agree that market prices of energy in the transition period will be well below the Company's embedded costs.
A significant reason for this circumstance is a considerable amount of excess capacity in several states available for the limited demand of one state, a result of state-by-state implementation of retail competition. Many of the out-of-state sellers have the embedded fixed costs of their excess capacity included in their rate base with the result that they are recovering such costs from their regulated captive retail customers. It is expected that the other utilities in Pennsylvania will also have some payment of their embedded costs by their captive customers through collection of a Competitive Transition
Charge (CTC) to recover some portion of their stranded costs. Allegheny Energy is continuing to advocate federal legislation through its membership in the Partnership for Customer Choice, along with six other electric utilities. The purpose is to seek enactment of federal legislation to bring choice to electric customers no later than the year
2000.

The Company included in its restructuring filing alternative recommendations for the PUC to consider to avoid the potential significant reduction of its revenues and earnings. The intervenors in the filing have recommended that the Company sell all or most of its generation assets and use the proceeds to cover the stranded costs. They allege that customers would then not have to pay any CTC and the Company would not incur any losses. The
Customer Choice Act specifically prohibits the PUC from ordering generation divestiture.

The Company is making substantial efforts to settle the case by negotiation with the intervenors. PECO
Energy (PECO), in mid-1997, reached a settlement with most of its intervenors in its restructuring proceeding, which the PUC rejected. PECO has appealed the PUC Order to the Courts. Portions of the language of the PUC Order in the PECO proceeding are not supportive of an acceptable settlement for the Company if the same language is applied to the Company. If a settlement cannot be reached, the issue will fall to the PUC in its final Order. In its filing and in subsequent testimony, the Company has amply supported its primary case, which the Commission could accept.
While Allegheny Energy and the Company believe that the worst-case scenario described is not the intent of the Customer Choice Act, the decision may ultimately lie with the PUC. Allegheny Energy and the Company cannot predict the outcome.

                            M-49
                                  West Penn Power Company
                                   and Subsidiaries

Allegheny Energy is also advocating federal legislation to repeal Section 210 of PURPA and the Public Utility Holding Company Act of 1935 (PUHCA).
Both of these laws severely impede the Company's ability to compete on equal terms with utility and nonutility electric providers who are not subject to their requirements.

With efficient operations, a reputation for quality service and reliability, and electric rates among the lowest in the areas it serves, the Company believes it is well-positioned for fair and open competition in the marketplace. But, as the Company's experience demonstrates, there is substantial risk inherent in the transition process of moving toward retail competition.

Environmental Issues

In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

The significant costs of complying with Phase I of the Clean Air Act Amendments of 1990 (CAAA) have been incurred and are being recovered currently from customers in rates. Studies to evaluate cost-effective options to comply with Phase II SO2 limits, including those which may be available from the use of the Company's banked emission allowances and from the emission allowance trading market, are continuing.

Title I of the CAAA established an Ozone Transport
Commission to ascertain additional NOx reductions to allow the Ozone Transport Region (OTR) to meet the ozone National Ambient Air Quality Standards
(NAAQS). Under terms of a Memorandum of Understanding (MOU) among the OTR states, the Company's operating stations located in
Pennsylvania will be required to reduce NOx emissions by approximately 55% from the 1990 baseline emissions, with a compliance date of May
1999. Further reductions of 75% from the 1990 baseline may be required by May 2003, depending on the results of modeling studies to be completed by 1998. If reductions of 75% are required, installation of post-combustion control technologies would be very expensive. Pennsylvania promulgated regulations to implement Phase II of the MOU in November 1997.

Several other significant regulatory actions initiated in 1997 could require significant expenditures for further control of air emissions.
In November 1997, the Environmental Protection
Agency (EPA) issued a proposed State Implementation
Plan (SIP) call which would require further controls of NOx emissions to the less stringent of an 85% reduction from 1990 emission rates or an emission rate of 0.15 lb/mmBtu. The EPA intends to finalize the SIP call by September 1998.
Implementation of controls, which could be required by mid-2003, would require very expensive post-combustion control technologies on most, if not all, of the Company's power stations.

                       West Penn Power Company
                         and Subsidiaries

In August 1997, eight northeastern states filed
Section 126 petitions with the EPA requesting the immediate imposition of up to an 85% NOx reduction from utilities located in the Midwest and Southeast
(West Virginia included). The petitions claim NOx emissions from these upwind sources are preventing their attainment of the ozone standard. The EPA will probably address these petitions in conjunction with the SIP call mentioned above.

The EPA is required by law to regularly review the NAAQS for criteria pollutants. Revisions to particulate matter and ozone standards were proposed by the EPA in 1996 and finalized in July
1997. The effect on the Company of any revisions to these standards is unknown at this time but could be substantial. State attainment plans to meet the revised standards will not be developed for several years. Also, in July 1997, the EPA proposed regional haze regulations to improve visibility in Class I Federal areas (national parks and wilderness areas). If finalized, subsequent state regulations could require additional reduction of SO2 and/or NOx emissions from the Company's facilities.

The final outcome of the revised ambient standards, Phase III of the MOU, SIP calls, and Section 126 petitions cannot be determined at this time. All are being challenged by rulemaking, petition, and/or litigation proceedings. Implementation dates, if required, are uncertain at this time, but could be as early as 2003.

In December 1997, the Clinton Administration, at a conference in Kyoto, Japan, agreed to a protocol for greenhouse gas reductions to 7% below 1990 levels as early as 2008. The protocol will not go into effect unless ratified by the United States
Senate. If implemented, the protocol would require dramatic reductions in emissions of carbon dioxide, a major so-called greenhouse gas emitted during combustion of fossil fuels, particularly coal.
Significant reduction requirements could force the Company to make major changes in electricity production to reduce or eliminate the use of coal.
Allegheny Energy is actively opposing implementation of the protocol in the United States Congress and through alliances with other affected companies.

The Company previously reported that the EPA had identified the Company and its regulated affiliates and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site.
The Company has also been named as a defendant along with multiple other affiliated and nonaffiliated defendants in pending asbestos cases involving one or more plaintiffs. The Company believes that provisions for liability and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

                            M-51
                              West Penn Power Company
                                and Subsidiaries

Independent Transmission System Operation Study

On December 7, 1997, the Company and its two regulated affiliates announced that they and eight other investor-owned electric utilities had signed an MOU to explore the creation of an independent, regional transmission entity. Many industry participants, including customers and regulatory authorities, believe that an entity independent of the utilities who own the transmission systems is needed to operate the systems to ensure nondiscriminatory access to the transmission systems by all users. As part of its merger application in Pennsylvania and with the FERC, Allegheny Energy agreed to join or form an independent system operator.

The group will explore arrangements to achieve nondiscriminatory access to all while maintaining other key goals, such as reliability, security, efficient use, etc.

Risk Management

The Company and its affiliates use derivative instruments to manage the risk exposure associated with contracts it writes for the purchase and/or sale of electricity for receipt or delivery at future dates. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors and monitored by an Exposure
Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties.
Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

At December 31, 1997, the trading books of the Company and its affiliates consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward purchase and/or sale contracts which required settlement by physical delivery of electricity. During 1997, the Company and its affiliates also entered into option contracts which, if exercised, were settled with physical delivery of electricty.

These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.

                            M-52
                                  West Penn Power Company
                                   and Subsidiaries

Year 2000 Computer Systems Issue

The Company and its affiliates have spent considerable time and effort over the past several years on the issue of the year 2000 software compliance, and the effort is continuing.
Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company and its affiliates to process information in the year 2000 and beyond without significant problems.
Expenditures for year 2000 compliance are not expected to have a material effect on the Company's results of operations or financial position.

                        Allegheny Generating Company

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995.
All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; future economic conditions;
earnings retention; developments in the
legislative, regulatory, and competitive environments in which the Company operates;
environmental legislative and regulatory changes;
and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements and compliance with laws and regulations.

SIGNIFICANT EVENT IN 1997

On April 7, 1997, Allegheny Power System, Inc.
(Allegheny Power), parent of the Company's Parents
(Monongahela Power Company, The Potomac Edison
Company, and West Penn Power Company), and DQE,
Inc. (DQE), parent company of Duquesne Light
Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge and that the combined company would be called Allegheny Energy, Inc. Each company held separate shareholder meetings on August 7 at which the merger was decisively approved. At Allegheny Power's meeting, the shareholders also approved the change in the company's name to Allegheny Energy, Inc. The merger is contingent upon approval by various regulatory authorities. See Note B to the financial statements for additional information.

REVIEW OF OPERATIONS

As described under Liquidity and Capital
Requirements, revenues are determined under a cost of service formula rate schedule. Therefore, if all other factors remain equal, revenues are expected to decrease each year due to a normal continuing reduction in the Company's net investment in the Bath County station and its connecting transmission facilities upon which the return on investment is determined. The net investment (primarily net plant less deferred income taxes) decreases to the extent that provisions for depreciation and deferred income taxes exceed net plant additions.
Revenues for 1997 and 1996 decreased due to a reduction in net investment and reduced operating expenses and, additionally for 1996, due to the decrease in the Company's return on equity (ROE) from 11.2% to 11% described below.

                       Allegheny Generating Company

The decrease in operating expenses in 1997 resulted from a decrease in federal income taxes due to a decrease in operating income before taxes.

Effective June 1, 1995, the Federal Energy
Regulatory Commission (FERC) gave approval for the Company to add a prior tax payment of approximately
$12 million to rate base. In September 1997, the Company received a tax-related contract settlement of $8.8 million of taxes related to the $12 million added to rate base in 1995. The 1997 settlement amount was recorded as a reduction to plant and was removed from rate base.

The increase in other income, net was due to interest on the refund on the tax-related contract settlement (see above).

The decrease in interest on long-term debt in 1997 and 1996 was primarily the result of a decrease in the average amount of long-term debt outstanding.

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

The Company's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the ROE. The ROE authorized for the Company was 11.2% in 1995.
Pursuant to a settlement agreement filed with and approved by the FERC, the Company's ROE was set at 11% for 1996 and will continue at that rate until the time any affected party seeks renegotiation of the ROE. Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1997 notice period. Therefore, the Company's ROE will remain at 11% for 1998.

In July 1996, the Company filed a request with the Securities and Exchange Commission (SEC) for authority to pay common dividends from time to time through December 31, 2001, out of capital to the extent permitted under applicable corporation law and any applicable financing agreements which restrict distributions to shareholders. Due to the nature of being a single asset company with declining capital needs, the Company systematically reduces capitalization each year as its asset depreciates. This has resulted in the payment of dividends in excess of current earnings and the reduction of retained earnings. The Company's goal is to retire debt and pay dividends in amounts necessary to maintain a common equity position of about 45%. The payment of dividends out of capital surplus will not be detrimental to the

                       Allegheny Generating Company

financial integrity or working capital of either the Company or its Parents, nor will it adversely affect the protections due debt security holders.
On September 19, 1996, the SEC approved the
Company's request to pay common dividends out of capital.

An internal money pool accommodates intercompany short-term borrowing needs to the extent that certain of the Company's regulated affiliates have funds available.

YEAR 2000 COMPUTER SYSTEMS ISSUE

The Company and its Parents have spent considerable time and effort over the past several years on the issue of the year 2000 software compliance, and the effort is continuing. Certain software has already been made year 2000 compliant by upgrades and replacement, and analysis is continuing on others, in accordance with a schedule planned to permit the Company and its Parents to process information in the year 2000 and beyond without significant problems.
Expenditures for year 2000 compliance are not expected to have a material effect on the Company's results of operations or financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY

DATA Financial Statements

                                         Index

                                            Monon-    Potomac    West
                                     AE     gahela    Edison     Penn    AGC

Report of Independent Accountants    F-1    F-22      F-39       F-56   F-76

Statement of Income for
  the three years ended
  December 31, 1997                  F-2    F-23      F-40       F-57   F-77

Statement of Retained Earnings
  for the three years ended
  December 31, 1997                   -     F-23      F-40       F-57   F-77

Statement of Cash Flows for
  the three years ended
  December 31, 1997                  F-3    F-24      F-41       F-58   F-78

Balance Sheet at December 31,
  1997 and 1996                      F-4    F-25      F-42       F-59   F-79

Statement of Capitalization at
  December 31, 1997 and 1996         F-6    F-26      F-43       F-60   F-79

Statement of Common Equity for
  the three years ended
  December 31, 1997                  F-7     -         -          -      -

Notes to financial statements        F-8    F-27      F-44       F-61   F-80

Financial Statement Schedules -

  Schedules - for the three years     40      40        40         40     40
    ended December 31, 1997

II  Valuation and qualifying
       accounts                      S-1     S-2       S-3       S-4      -

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

                                         Allegheny Energy, Inc.

Report Of Independent Accountants

To the Board of Directors and the Shareholders of Allegheny Energy, Inc.

   In our opinion, the accompanying consolidated balance sheet, consolidated statements of capitalization and of common equity and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Allegheny Energy, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Pittsburgh, Pennsylvania
February 4, 1998

                                                     Allegheny Energy, Inc.


Consolidated Statement of Income
Year ended December 31                          1997       1996         1995
(Thousands of Dollars Except for
  Per Share Data)
Electric Operating Revenues:
Residential                                  $893,264    $932,235     $926,966
Commercial                                    491,007     492,726      493,696
Industrial                                    747,863     752,905      770,251
Wholesale and other                            75,263      74,260       66,147
Bulk power transactions, net                  162,094      75,523       58,151
  Total Operating Revenues                  2,369,491   2,327,649    2,315,211
Operating Expenses:
Operation:
  Fuel                                        559,939     513,210      508,533
  Purchased power and exchanges, net          219,837     184,357      178,103
  Deferred power costs, net                   (22,916)     15,621       47,796
  Other                                       308,991     299,817      290,501
Maintenance                                   230,602     243,314      249,477

Restructuring charges and asset write-offs                103,865       23,440

Depreciation                                  265,750     263,246      256,316
Taxes other than income taxes                 186,978     185,373      184,729
Federal and state income taxes                168,073     127,992      154,203
  Total Operating Expenses                  1,917,254   1,936,795    1,893,098
    Operating Income                          452,237     390,854      422,113
Other Income and Deductions:
Allowance for other than borrowed
 funds used during construction                 4,393       3,157        4,473
Other income, net                              18,016       4,370        6,224
  Total Other Income and Deductions            22,409       7,527       10,697
  Income Before Interest Charges and
   Preferred Dividends                        474,646     398,381      432,810
Interest Charges and Preferred Dividends:
Interest on long-term debt                    173,568     166,387      167,199
Other interest                                 14,409      15,398       14,417
Allowance for borrowed funds used
 during construction                           (3,907)     (2,731)      (3,713)
Dividends on preferred stock of subsidiaries    9,280       9,280       15,215
  Total Interest Charges and
   Preferred Dividends                        193,350     188,334      193,118
Consolidated Net Income                      $281,296    $210,047     $239,692
Common Stock Shares Outstanding
 (average)                                122,208,465 121,141,446  119,863,753
Basic and Diluted Earnings
 Per Average Share                              $2.30       $1.73      $2.00

See accompanying notes to consolidated financial statements.

                                                     Allegheny Energy, Inc.


Consolidated Statement of Cash Flows
Year ended December 31                           1997       1996       1995
(Thousands of Dollars)
Cash Flows from Operations:
Consolidated net income                      $281,296   $210,047   $239,692
Depreciation                                  265,750    263,246    256,316
Deferred investment credit and
 income taxes, net                             66,362     20,887     27,019
Deferred power costs, net                     (22,916)    15,621     47,796
Allowance for other than borrowed funds
 used during construction                      (4,393)    (3,157)    (4,473)
Restructuring liability                       (50,597)    55,544     14,435
PURPA project buyout                          (48,000)
Changes in certain current assets
 and liabilities:
  Accounts receivable, net                     (6,052)    19,570    (63,370)
  Materials and supplies                       (1,385)    15,507     20,358
  Accounts payable                            (17,172)     1,739    (45,387)
Other, net                                      15,733    (8,083)   (13,951)
                                               478,626   590,921    478,435
Cash Flows from Investing:
Utility construction expenditures
 (less allowance for equity funds
  used during construction)                   (280,255) (286,297)  (314,577)
Nonutility investments                            (829) (180,245)    (1,076)
                                              (281,084) (466,542)  (315,653)
Cash Flows from Financing:
Sale of common stock                            16,706    33,847     34,514
Retirement of preferred stock                                      (162,171)
Issuance of long-term debt and QUIDS                     160,000    482,856
Retirement of long-term debt                   (46,892)  (54,143)  (392,715)
Short-term debt, net                            49,971   (43,988)    73,600
Cash dividends on common stock                (210,195) (204,720)  (197,764)
                                              (190,410) (109,004)  (161,680)
Net Change in Cash and
 Temporary Cash Investments                      7,132    15,375      1,102
Cash and Temporary Cash Investments
 at January 1                                   19,242     3,867      2,765
Cash and Temporary Cash Investments
 at December 31                                $26,374   $19,242     $3,867
Supplemental Cash Flow Information
Cash paid during the year for:
  Interest (net of amount capitalized)        $178,121  $169,200   $178,239
  Income taxes                                 108,519   132,037    126,386

See accompanying notes to consolidated financial statements.

                                                      Allegheny Energy, Inc.


Consolidated Balance Sheet
As of December 31                                                  1997          1996
(Thousands of Dollars)
Assets
Property, Plant, and Equipment:
At original cost, including $229,785,000 and $202,259,000
   under construction                                           $8,451,424    $8,206,213
Accumulated depreciation                                        (3,155,210)   (2,910,022)
                                                                 5,296,214     5,296,191
Investments and Other Assets:
Subsidiaries consolidated-excess of cost over book equity at
  acquisition                                                       15,077        15,077
Benefit plans' investments                                          79,474        63,197
Other                                                                6,551         4,359
                                                                   101,102        82,633
Current Assets:
Cash and temporary cash investments                                 26,374        19,242
Accounts receivable:
  Electric service, net of $17,191,000 and $15,052,000
    uncollectible allowance                                        296,082       280,154
  Other                                                             12,312        22,188
Materials and supplies-at average cost:
  Operating and construction                                        80,836        82,057
  Fuel                                                              63,361        60,755
Prepaid taxes                                                       51,724        62,110
Deferred income taxes                                               12,357        39,428
Other                                                               11,648        16,324
                                                                   554,694       582,258
Deferred Charges:
Regulatory assets                                                  586,125       565,185
Unamortized loss on reacquired debt                                 49,550        53,403
Other                                                               66,406        38,840
                                                                   702,081       657,428
Total                                                           $6,654,091    $6,618,510

Capitalization and Liabilities
Capitalization:
Common stock, other paid-in capital, and retained earnings      $2,256,898    $2,169,091
Preferred stock                                                    170,086       170,086
Long-term debt and QUIDS                                         2,193,153     2,397,149
                                                                 4,620,137     4,736,326
Current Liabilities:
Short-term debt                                                    206,401       156,430
Long-term debt due within one year                                 185,400        26,900
Accounts payable                                                   129,989       147,161
Taxes accrued:
  Federal and state income                                          10,453         7,173
  Other                                                             55,428        62,361
Interest accrued                                                    40,000        40,630
Restructuring liability                                              5,504        56,101
Other                                                               68,666        80,281
                                                                   701,841       577,037

                                                      Allegheny Energy, Inc.


Deferred Credits and Other Liabilities
Unamortized investment credit                                      133,316       141,519
Deferred income taxes                                            1,031,236     1,000,023
Regulatory liabilities                                              91,178        93,216
Other                                                               76,383        70,389
                                                                 1,332,113     1,305,147
Commitments and Contingencies (Note M)
  Total                                                         $6,654,091    $6,618,510

See accompanying notes to consolidated financial statements.


                                                    Allegheny Energy, Inc.


Consolidated Statement of Capitalization
                                                      (Thousands of Dollars)  (Capitalization Ratios)
As of December 31                                           1997     1996           1997    1996
Common Stock:
Common stock of Allegheny Energy, Inc.
    $1.25 par value per share, 260,000,000 shares
    authorized, outstanding 122,436,317 and
    121,840,327 shares                                    $153,045   $152,300
Other paid-in capital                                    1,044,085  1,028,124
Retained earnings                                        1,059,768    988,667
  Total                                                  2,256,898   2,169,091      48.8%  45.8%


Preferred Stock of Subsidiaries-cumulative, par value
    $100 per share, authorized 9,975,688 shares:

                           December 31, 1997
                     Shares       Regular Call Price


Series             Outstanding         Per Share

 3.60%-4.80%         650,861      $103.75 to $110.00      65,086       65,086
$5.88-$7.73          650,000      $102.85 to $102.86      65,000       65,000
Auction 4.008%-4.29% 400,000      $100.00                 40,000       40,000
   Total (annual dividend requirements $9,246,469)       170,086      170,086       3.7%   3.6%
Long-Term Debt and QUIDS of Subsidiaries:
First mortgage bonds:        December 31, 1997
Maturity                     Interest Rate-%
 1997-2000                     5 1/2-6 1/2               242,000      257,000
 2002-2004                     6 3/8-7 7/8               175,000      175,000
 2006-2007                     7 1/4-8                   120,000      120,000
 2021-2025                     7 5/8-8 7/8               925,000      925,000
Debentures due 2003-2023       5 5/8-6 7/8               150,000      150,000
Quarterly Income Debt
    Securities due 2025          8.00                    155,457      155,457
Secured notes due 1998-2024     4.95-6.875               368,300      368,300
Unsecured notes due 1997-2012   6.10-6.40                 24,995       26,295
Installment purchase obligations
    due 1998                    6.875                     19,100       19,100
Commercial paper                                                       19,992
Medium-term debt due 1997-2001  5.75-7.93                220,000      230,600
Unamortized debt discount and premium, net               (21,299)     (22,695)
Total (annual interest requirements $172,193,732)      2,378,553    2,424,049
  Less current maturities                               (185,400)     (26,900)
Total                                                  2,193,153    2,397,149      47.5%  50.6%
Total Capitalization                                  $4,620,137   $4,736,326     100.0% 100.0%


See accompanying notes to consolidated financial statements.

                                                      Allegheny Energy, Inc.


Consolidated Statement of Common Equity                                (Thousands of Dollars)
Year ended December 31                                               Other    Retained    Total
                                            Shares         Common    Paid-In  Earnings    Common
                                            Outstanding    Stock     Capital  (Note F)    Equity

Balance at January 1, 1995                  119,292,954   $149,116    $963,269     $946,919  $2,059,304
Add:
Sale of common stock, net of expenses:
Dividend Reinvestment and Stock
   Purchase Plan and Employee Stock
   Ownership and Savings Plan                 1,407,855      1,760      32,754                   34,514
Consolidated net income                                                             239,692     239,692
Deduct:
Dividends on common stock of the
  Company (cash)                                                                    197,764     197,764
Expenses related to subsidiary companies'
    preferred stock transactions                                           322        5,507       5,829
Balance at December 31, 1995                120,700,809   $150,876    $995,701  $   983,340  $2,129,917
Add:
Sale of common stock, net of expenses:
Dividend Reinvestment and Stock
   Purchase Plan and Employee Stock
   Ownership and Savings Plan                 1,139,518      1,424      32,423                   33,847
Consolidated net income                                                             210,047     210,047
Deduct:
Dividends on common stock of the
   Company (cash)                                                                   204,720     204,720
Balance at December 31, 1996                121,840,327    152,300   1,028,124      988,667   2,169,091
Add:
Sale of common stock, net of expenses:
Dividend Reinvestment and Stock
   Purchase Plan, Employee Stock
   Ownership and Savings Plan,
   and Performance Share Plan                   595,990         745     15,961                   16,706
Consolidated net income                                                             281,296     281,296
Deduct:
Dividends on common stock of the
   Company (cash)                                                                   210,195     210,195
Balance at December 31, 1997                122,436,317    $153,045  $1,044,085  $1,059,768  $2,256,898


See accompanying notes to consolidated financial statements.

                                                     Allegheny Energy, Inc.

Notes To Consolidated Financial Statements
(These notes are an integral part of the consolidated financial statements.)

NOTE A: Summary of Significant Accounting
Policies

     Allegheny Energy, Inc. (the Company) is an electric utility holding company that derives substantially all of its income from the electric utility operations of its regulated subsidiaries, Monongahela Power Company
(Monongahela Power), The Potomac Edison Company
(Potomac Edison), and West Penn Power Company
(West Penn). These subsidiaries jointly own
Allegheny Generating Company (AGC), which owns and sells to its parents 840 megawatts (MW) of pumped-storage generating capacity. The markets for the subsidiaries' regulated electric retail sales are in the states of Pennsylvania, West
Virginia, Maryland, Virginia, and Ohio. In 1997, revenues from 50 of their largest electric utility customers provided approximately 18% of consolidated retail revenues. The Company also has a wholly owned nonutility subsidiary, AYP
Capital, Inc. (AYP Capital), formed in 1994, which, along with its subsidiaries, is involved primarily in energy-related services, development of wholesale nonutility power generation, retail electricity sales to deregulated markets, and other energy-related businesses.

     The Company and its subsidiaries are subject to regulation by the Securities and Exchange
Commission (SEC), including the Public Utility
Holding Company Act of 1935 (PUHCA). The regulated subsidiaries are subject to regulation by various state bodies having jurisdiction and by the Federal Energy
Regulatory Commission (FERC). Significant accounting policies of the Company and its subsidiaries are summarized below.

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

Revenues
     Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period. Revenues from nonregulated activities are recorded in the period earned.

Deferred Power Costs, Net
     The costs of fuel, purchased power, and certain other costs, and revenues from sales to other utilities, including transmission services, are deferred until they are either recovered from or credited to customers under fuel and energy cost recovery procedures in West Virginia, Maryland, Virginia, and Ohio. West Penn discontinued this practice in Pennsylvania effective May 1, 1997.

                               Allegheny Energy, Inc.

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

Allowance for Funds Used During Construction
     AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized by the regulated subsidiaries as a cost of utility property, plant, and equipment with offsetting credits to other income and interest charges. Rates used by the subsidiaries for computing AFUDC in 1997, 1996, and 1995 averaged 8.59%, 8.41%, and 8.73%, respectively.
AFUDC is not included in the cost of
construction by the nonutility businesses or by the utility businesses when the cost of financing the construction is being recovered through rates.

Depreciation and Maintenance
     Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.3% of average depreciable property in 1997 and 3.5% in 1996 and 1995. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Nonutility Property
     Nonutility property is stated at original cost and is depreciated by the straight-line method over its estimated useful life.

Investments
     The investment in subsidiaries consolidated represents the excess of acquisition cost over book equity (goodwill) prior to 1966. Goodwill is not being amortized because, in management's opinion, there has been no reduction in its value.

     Benefit plans' investments primarily
represent the estimated cash surrender values of purchased life insurance on qualifying management employees under executive life insurance and supplemental executive retirement plans. Payment of future premiums will fully fund these benefits.

Temporary Cash Investments
     For purposes of the consolidated statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
     In accordance with the Financial Accounting
Standards Board's Statement of Financial
Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's consolidated financial statements reflect assets and liabilities based on cost-based ratemaking regulation.

                              Allegheny Energy, Inc.


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

     The subsidiaries also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-ofservice vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee
Beneficiary Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Risk Management
     Certain of the Company's subsidiaries use derivative instruments to manage risk exposure associated with energy contracts. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors. The fair value of such instruments at December 31, 1997, is not materially different from book value.

NOTE B: Proposed Merger

      On April 7, 1997, the Company and DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny
Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including Duquesne Light Company. The companies stated in their announcement that the merger is expected to produce synergy savings of about $1 billion.

     The merger is conditioned, among other
things, upon the approval of each company's shareholders, the Pennsylvania Public Utility
Commission (PUC), the SEC, the FERC, the Nuclear
Regulatory Commission (NRC), and the Department of Justice/Federal Trade Commission (DOJ/FTC) under the Hart, Scott, Rodino Antitrust
Improvements Act (HSR). Additionally, the Company

                                    Allegheny Energy, Inc.

requested that the Maryland Public
Service Commission (PSC) approve the issuance of additional Company stock to accomplish the transaction. The companies have established a schedule to obtain all regulatory approvals by June 30, 1998. On May 2, 1997, the Company filed a registration statement with the SEC on Form S-
4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective, allowing the Company and DQE to pursue shareholder approval. The
Company and DQE each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was approved by the shareholders of both companies. At the Company's meeting, the shareholders also approved the change in the Company's name to Allegheny Energy, Inc.

     On August 1, 1997, the Company and DQE jointly filed requests for merger approval with the PUC and the FERC, DQE filed the necessary approval requests with the NRC, and the Company filed its request with the PSC for approval to issue the Company stock. Subsequently, the Company filed for approval from the SEC under the PUHCA, and both companies filed with the DOJ/FTC under the HSR. The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings. Absent such hearings, the Company expects a FERC order before the end of May 1998. The PSC instituted a proceeding involving Potomac Edison, the
Company's Maryland public utility subsidiary, to examine the effect of the merger on Maryland customers, for which a final determination is expected by May 1, 1998. In their Pennsylvania filings, the companies proposed the following:

     Duquesne Light will use the generation-related portion of its share of net operating synergy savings to shorten its stranded cost recovery period under the Pennsylvania Customer Choice
     Act and committed to a minimum increase in its stranded cost amortization of $160 million. It also agreed to use any earnings achieved above its allowed return on equity to further write down stranded cost and to reduce its distribution rates by $25 million in 2001 and freeze distribution rates at that level until the end of the transition period to full customer choice. (See Note C for information on the Customer Choice Act and stranded costs.)

     West Penn agreed to share synergy savings achieved equitably between customers and shareholders after it earns its approved return on equity and agreed to freeze distribution rates until the end of the transition period to full customer choice.

      On September 16, 1997, the Company officially changed its name to Allegheny Energy, Inc., by filing the appropriate papers in Maryland. The Company began trading on the New York Stock Exchange under its new symbol, AYE, on October 1, 1997.

     All of the Company's incremental costs of the merger process ($11.2 million through December 31, 1997) are being deferred. The accumulated merger costs will be written off by the combined company when the merger occurs, or by the Company if the merger does not occur.

NOTE C: Competition and Customer Choice

     In December 1996, Pennsylvania enacted the
Electricity Generation Customer Choice and
Competition Act (Customer Choice Act) to restructure the electric industry in
Pennsylvania to create retail access to a competitive electric energy generation market.
Approximately 45% of the Company's retail revenues are from Pennsylvania customers. Major provisions of the legislation are:

     Customer choice for electric energy supply to be phased in beginning with one-third of customers on January 1, 1999; two-thirds the next year; and all customers beginning January
     1, 2001.

                                     Allegheny Energy, Inc.

      Transmission and distribution rates remain regulated and are capped until July 1, 2001. Generation rates are capped until all customers receive market-based energy service.

      Pennsylvania utilities will be permitted to recover the amount of stranded costs approved by the PUC.

     On August 1, 1997, concurrent with the
Company's merger approval filing, the Company's
Pennsylvania subsidiary, West Penn, filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into generation, transmission, and distribution components; a plan to revise how the Company's three utility subsidiaries share capacity, energy, capacity reserves, transmission resources, and costs; and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

     Recovery of stranded costs is a key issue.
West Penn has listed its stranded cost exposure at about $1.6 billion (a January 1, 1999, present value amount before taxes), composed approximately of $1.1 billion for generation plant investment in excess of estimated market prices, $300 million of nonutility generation
(NUG) contracts in excess of market prices, and $200 million of regulatory assets and transition costs. In accordance with West Penn's interpretation of the legislation, the $1.6 billion estimate is based, among other things, on a forecast of future revenue requirements, market prices, and assumptions about future costs to be incurred. The embedded cost of West
Penn's generation assets are low in relation to other utilities in the state and the nation.
Because of this and intervenor testimony predicting sharply rising future market prices of electricity, virtually all intervenors in West Penn's restructuring filing have recommended that West Penn receive little or no CTC for stranded cost recovery. Their allegation is that, over the life of the assets, their forecasted market prices exceed West Penn's costs, and, under those circumstances, little or no CTC is allowable pursuant to their interpretation of the Customer Choice Act. Most intervenors generally agree with West Penn that market prices in the early years of the transition period will be significantly lower than West Penn's embedded costs, and, without a CTC, West Penn's earnings for a number of years will be severely eroded. To avoid the risks associated with estimating future market prices, West Penn included as part of its restructuring plan a proposal to reset the CTC on a year-to-year basis based on actual market prices of electricity sales in its area, followed by a final stranded cost valuation in 3 to 5 years and, if necessary, to definitively determine the market value of its generation assets, in the final valuation in about 2003, to auction up to 5% (up to 330 MW) of the generation of West Penn and Duquesne Light combined. Even if a CTC is allowed, West Penn's stranded cost recovery, absent further action by the PUC, is restricted to about $1.2 billion because of the restrictions imposed by the capped rates. Based on the estimates and projections supporting the stranded cost exposure of about $1.6 billion, the difference would be reflected as lower cash flow to West Penn after the year 2005 than would have occurred with continued regulated rates.

      The PUC has established a schedule of
proceedings for the restructuring plan, concurrent with the merger proceedings, under which it would issue an order on the filing by the end of May 1998.
This order will include a determination of West
Penn's rates for transmission and distribution services beginning January 1, 1999; generation rates for customers who take regulated generation service during the transition period
(potentially 1999 through 2005 if customers so choose); and the CTC West Penn will be allowed to charge through the transition period. West
Penn cannot predict the outcome of the
restructuring proceedings and the transition process. It believes that, as the lowest cost utility in the state, recovery of stranded costs should be allowed, at least during an interim period of low market prices, to maintain its financial strength.

     Nevertheless, depending upon the outcome of the proceedings, West

                             Allegheny Energy, Inc.

Penn's future earnings beginning in 1999 could be severely adversely affected during the transition to deregulation of electricity generation.

     Also pursuant to the Customer Choice Act, all electric utilities in Pennsylvania were required to establish and administer retail access pilot programs under which customers representing 5% of the load of each rate class must choose a generation supplier other than their local franchise utility. The pilot programs began on November 1, 1997, and will continue through December 31, 1998. To accomplish the 5% pilot requirement, West Penn solicited customers to sign up for the program and then, through a lottery, selected about
33,000 participants from those who responded.

     As ordered by the PUC, pilot participants will receive an energy credit to their bills from their local utility (for example, 3.45 cents per kWh for residential customers in West Penn's case) and will reach agreement with an alternate supplier as to their price for energy. The savings to West Penn's customers will be the difference between the alternate supplier's price and West Penn's credit. To assure participation in the pilot program, the credit established by the PUC is artificially high
(greater than West Penn's generation costs), with the result that West Penn has estimated it could suffer a revenue loss of up to $10 million in 1998 for the pilot. West Penn is attempting to mitigate the loss by competing for sales to pilot participants of other utilities as an alternate supplier. The PUC has approved West
Penn's pilot compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset subject to review and potential rate recovery. Accordingly, West Penn is deferring the net revenue losses as a regulatory asset. The credit only applies to the pilot program through December 31, 1998.
Beginning January 1, 1999, customers with choice will pay the generation charges they negotiate with the energy supplier they choose as well as the transmission and distribution charges and the CTC charge from their franchise utility.

     Under the PUC's pilot program procedures, all companies who wish to compete as alternate electricity suppliers are required to be approved by the PUC as licensed suppliers through a filing and registration process. West
Penn filed for and obtained PUC approval as an alternate supplier (under the brand name of Allegheny Power) to sell to the pilot participating customers of all electric utilities in the state other than its own.
Accordingly, West Penn is incurring marketing and pilot program expenditures to compete for electricity sales to the 5% of Pennsylvania customers of other utilities who have the right to choose their supplier under the pilot program.

     Separately and independent of West Penn's sales efforts, the Company's nonutility subsidiary, AYP Capital, Inc., has formed
Allegheny Energy Solutions, Inc. (Allegheny
Energy Solutions), a new unregulated company that is also licensed with the PUC as an alternate supplier in Pennsylvania's pilot program. Subsequently, Allegheny Energy
Solutions and DQEnergy Partners, Inc. (DEP), a subsidiary of DQE, formed Allegheny Energy
Solutions, L.L.C., a limited liability joint venture, to market electricity and related energy services. Allegheny Energy Solutions and DEP each plan to maintain a 50% interest in Allegheny Energy Solutions, L.L.C. Allegheny
Energy Solutions is an independent and
separately staffed entity and is a competitor of West Penn. Because it is an independent, unregulated company, Allegheny Energy Solutions is permitted to sell to all Pennsylvania customers participating in the pilot, including
West Penn's participating customers. Allegheny
Energy Solutions is in the process of
transferring its license to Allegheny Energy
Solutions, L.L.C. Allegheny Energy Solutions and
DEP have agreed to a 50/50 sharing of all Allegheny Energy Solutions' revenues and costs until the license is transferred. After transfer, Allegheny Energy Solutions, L.L.C.
will absorb Allegheny Energy Solutions' staff to conduct the Company's nonutility retail sales businesses, including the pilot.

     In preparation for retail competition in Pennsylvania, West Penn filed a petition on February 28, 1997, with the PUC asking for permission to zero its Energy Cost Rate (ECR) and state tax surcharge tariffs and to roll energy costs and state tax adjustments into base rates, effective May 1, 1997.

                               Allegheny Energy, Inc.

On April 24, 1997, the PUC approved West Penn's request. West Penn's petition was necessitated by the passage of the Customer Choice Act, which capped electric rates in Pennsylvania as of January 1, 1997. Prior to May 1, 1997, changes in West
Penn's costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, were passed on to customers by adjustment to customer bills through the ECR with the result that such changes had no effect on net income. Effective May 1, 1997, West Penn began assuming the risks and benefits of changes in these costs and revenues.

     In December 1997, in an initial Order followed by a second Order revising certain implementation dates, the Maryland PSC ordered an electric competition transition plan requiring full retail customer choice by July 1, 2002, in yearly one-third increments beginning July 1, 2000; a price cap mechanism; recovery of verifiable and prudent stranded costs (after mitigation); and roundtable and adjudicatory proceedings to address issues such as universal service, demand-side management programs, customer education, etc. In its Order, the PSC stated its belief that it had the authority under existing law to implement the Order, but requested the legislature to enact certain
"technical amendments" to facilitate the transition.

     In addition to Maryland and Pennsylvania, the Company's subsidiaries serve customers in Ohio, Virginia, and West Virginia. These states are also in the process of exploring the move toward competition and deregulation, but have not yet taken definitive action. The subsidiaries' wholesale customers have had the right to choose their generation supplier since passage of the National Energy Policy Act of 1992.

     In July 1997, the Emerging Issues Task
Force (EITF) of the Financial Accounting
Standards Board (FASB) released Issue Number 97-
4, Deregulation of the Pricing of Electricity-
Issues Related to the Application of FASB
Statement Numbers 71 and 101, which concluded that utilities should discontinue application of Statement of Financial Accounting Standards
(SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the Customer Choice Act in Pennsylvania and the
Maryland PSC Order establish such processes, West Penn and Potomac Edison have determined that they will be required to discontinue use of SFAS No. 71 for the generation portion of their business (the Maryland portion only for Potomac
Edison) on or before the end of May 1998 for West Penn, the date by which the PUC must issue its order on West Penn's comprehensive restructuring plan, and an uncertain future date for Potomac Edison. One of the conclusions of the EITF is that, after discontinuing SFAS No.
71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The Customer Choice Act and the
Maryland Order establish definitive processes for transition to deregulation and market-based pricing for electric generation, which include continuing cost-of-service based ratemaking for transmission and distribution services, subject to rate caps, and provide for a nonbypassable
CTC to give utilities the opportunity to recover their stranded costs over the transition period.
Until relevant regulatory proceedings are complete and final orders are received, West
Penn and Potomac Edison are unable to predict the effect of discontinuing SFAS No. 71.

NOTE D: Restructuring Charges and Asset Write-offs

     In 1996, the Company and its subsidiaries essentially completed their restructuring activities initiated in 1994, simplifying the management structure and streamlining operations. During 1996, restructuring activities included consolidating operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating

                            Allegheny Energy, Inc.

common decentralized functions, the Company and its subsidiaries have reduced employment by about
1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs.

     In 1996 and 1995, the subsidiaries
recorded restructuring charges of $93.1 million
($56.2 million after tax) and $16.0 million
($9.6 million after tax), respectively, in operating expenses, including all restructuring charges associated with the reorganization.
These charges reflect liabilities and payments for severance, employee termination costs, and other restructuring costs.

        The current portion of the restructuring liability excluding benefit plans' curtailment adjustments to postretirement liabilities (which are primarily recorded in other deferred credits) consists of:

Thousands of Dollars)                    1997       1996
Restructuring liability:
Balance at beginning of period          $56,101    $14,435
Accruals                                            79,225
Less payments                           (50,597)   (37,559)
Balance at end of period                $ 5,504    $56,101

    In 1996, the regulated subsidiaries wrote off
$10.8 million ($6.3 million after tax) of previously accumulated costs related to a proposed transmission line. In the industry's more competitive environment, it was no longer reasonable to assume future recovery of these costs in rates.

     In connection with changes in inventory
management objectives, the regulated
subsidiaries in 1995 recorded $7.4 million ($4.5 million after tax) for the write-off of obsolete and slow-moving materials.


NOTE E: Income Taxes

Details of federal and state income tax
provisions are:

(Thousands of Dollars)                                1997      1996      1995
Income taxes-current:
  Federal                                          $87,394   $83,456  $112,482
  State                                             23,960    26,004    17,375
    Total                                          111,354   109,460   129,857
Income taxes-deferred, net of amortization          74,565    29,129    35,279
Amortization of deferred investment credit          (8,203)   (8,242)   (8,260)
Total income taxes                                 177,716   130,347   156,876
Income taxes-charged to other income
  and deductions                                    (9,643)   (2,355)   (2,673)
Income taxes-charged to operating income          $168,073  $127,992  $154,203


     The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

                                                Allegheny Energy, Inc.

(Thousands of Dollars)                            1997      1996      1995
Financial accounting income before
   preferred dividends and income taxes        $458,649   $347,319   $409,110
Amount so produced                             $160,500   $121,600   $143,200
Increased (decreased) for:
  Tax deductions for which deferred tax
     was not provided:
         Lower tax depreciation                 14,200    12,600    13,500
         Plant removal costs                    (1,700)   (1,900)   (3,500)
  State income tax, net of federal income
     tax benefit                                11,700    14,100    16,300
  Amortization of deferred investment credit    (8,203)   (8,242)   (8,260)
  Other, net                                    (8,424)  (10,166)   (7,037)
Total                                         $168,073  $127,992  $154,203


     Federal income tax returns through 1993 have been examined and substantially settled through 1991. At
December 31, the deferred tax assets and liabilities consist of the following:

(Thousands of Dollars)                          1997        1996
Deferred tax assets:
  Unamortized investment tax credit       $   83,818   $   88,371
  Tax interest capitalized                    35,954       35,286
  Contributions in aid of construction        22,980       22,136
  Restructuring                                4,001       19,870
  Postretirement benefits other than
    pensions                                  21,986       13,599
  Deferred power costs, net                   10,598        6,053
  Unbilled revenue                            13,657        1,110
  Other                                       34,577       51,460
                                             227,571      237,885
Deferred tax liabilities:
Book vs. tax plant basis differences,net   1,142,035    1,125,936
Other                                        104,415       72,544
                                           1,246,450    1,198,480
Total net deferred tax liabilities         1,018,879      960,595
Add portion above included in
  current assets                              12,357       39,428
Total long-term net deferred
  tax liabilities                         $1,031,236   $1,000,023


NOTE F: Dividend Restriction

Supplemental indentures relating to certain outstanding bonds of Monongahela Power and West Penn contain dividend restrictions under the most restrictive of which $121,015,000 of consolidated retained earnings at December 31, 1997, is not available for cash dividends on their common stocks, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by a subsidiary as a capital contribution or as the proceeds of the issue and sale of shares of such subsidiary's common stock.


NOTE G: Pension Benefits

Net pension (credits) costs, a portion of which (about 25% to 30%)

                                   Allegheny Energy, Inc.

was (credited) charged to plant construction, included the following components:

(Thousands of Dollars)                           1997       1996      1995
Service cost-benefits earned                  $12,435    $14,881   $13,695
Interest cost on projected
benefit obligation                             43,060     41,500    39,901
Actual return on plan assets                 (134,503)   (56,939) (107,972)
Net amortization and deferral                  75,394        665    56,451
Pension (credit) cost                          (3,614)       107     2,075
Reversal of previous deferrals                    760        760       760
Net pension (credit) cost                     ($2,854)      $867    $2,835

     The benefits earned to date and funded status at December 31 using a measurement date of September 30 were as follows:


(Thousands of Dollars)                                            1997        1996
Actuarial present value of accumulated benefit obligation
   earned to date (including vested benefit
   of $535,805,000 and $467,126,000)                          $569,642     $495,703
Funded status:
Actuarial present value of projected benefit obligation       $664,695     $586,473
Plan assets at market value, primarily common stocks and
   fixed income securities                                     786,159      691,063
Plan assets in excess of projected benefit obligation         (121,464)    (104,590)
Unrecognized cumulative net gain from past experience
   different from that assumed                                 129,129       95,189
Unamortized transition asset, being amortized over 14 years
   beginning January 1, 1987                                     9,444       12,590
Unrecognized prior service cost due to plan amendments         (24,814)      (7,280)
Pension cost prepaid at December 31                            ($7,705)     ($4,091)



     In determining the actuarial present value of the projected benefit obligation at September 30, 1997, 1996, and 1995, the discount rates used were 7.25%, 7.5%, and 7.5%, respectively, and the rates of increase in future compensation levels were 4.25%, 4.5%, and 4.5%, respectively.
The expected long-term rate of return on assets was 9% in each of the years 1997, 1996, and 1995.


NOTE H: Postretirement Benefits Other Than
Pensions

The cost of postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents, a portion of which (about 25% to 30%) was charged to plant construction, included the following components:



(Thousands of Dollars)                               1997        1996        1995
Service cost-benefits earned                       $2,619      $2,930      $2,919
Interest cost on accumulated postretirement
   benefit obligation                              15,244      14,251      14,736
Actual return on plan assets                      (12,230)     (4,518)     (6,378)
Amortization of unrecognized transition
  obligation                                        6,433       7,272       7,272
Other net amortization and deferral                 7,525         852       5,163
Postretirement cost                                19,591      20,787      23,712
Regulatory reversal                                             1,975         492
Total postretirement cost                         $19,591     $22,762     $24,204


                                                    Allegheny Energy, Inc.

The benefits earned to date and funded status at December 31 using a measurement date of September 30 were as follows:


(Thousands of Dollars)                                             1997        1996
Accumulated postretirement benefit obligation:
  Retirees                                                     $138,760    $148,008
  Fully eligible employees                                       14,795      11,838
   Other employees                                               48,719      46,383
     Total obligation                                           202,274     206,229
Plan assets at market value, in common stocks, fixed income
   securities, and short-term investments                        73,363      55,802
Accumulated postretirement benefit obligation in excess of
   plan assets                                                  128,911     150,427
Unrecognized cumulative net gain (loss) from past experience
   different from that assumed                                   12,355     (10,412)
Unrecognized transition obligation, being amortized over
   20 years beginning January 1, 1993                           (96,493)   (102,926)
Postretirement benefit liability at September 30                 44,773      37,089
Fourth quarter contributions and benefit payments                (4,025)     (4,200)
Postretirement benefit liability at December 31                 $40,748     $32,889


     In determining the accumulated postretirement benefit obligation (APBO) at September 30, 1997, 1996, and 1995, the discount rates used were 7.25%, 7.5%, and 7.5%, and the rates of increase in future compensation levels were 4.25%, 4.5%, and 4.5%, respectively.
The expected long-term rate of return on assets was 8.25% in each of the years 1997, 1996, and 1995. For measurement purposes, an ultimate health care cost trend rate of 6.25% for 1998 and beyond, and plan provisions which limit future medical and life insurance benefits, were assumed. Increasing the assumed health care trend rate by 1% in each year would increase the APBO at December 31, 1997, by $8.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $.8 million.


NOTE I: Regulatory Assets and Liabilities

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

                                        Allegheny Energy, Inc.

reflected in the Consolidated Balance Sheet at December 31 relate to:


(Thousands of Dollars)                                           1997       1996
Long-Term Assets (Liabilities), Net:
  Income taxes, net                                          $417,382   $434,592
  PURPA project buyout                                          48,000
  Demand-side management                                        14,204    15,748
  Postretirement benefits                                        7,053     7,750
  Storm damage                                                   3,537     4,973
  Deferred power costs, net (reported
    in other deferred charges/credits                            4,051     4,024
  Other, net                                                     4,771     8,906
     Subtotal                                                  498,998   475,993
Current Assets (Liabilities), Net:
  Income taxes, net (reported in other current
    assets/liabilities)                                          1,847       926
  Deferred power costs, net (reported in other
    current assets/liabilities)                                  2,198   (22,845)
     Subtotal                                                    4,045   (21,919)
       Net Regulatory Assets                                  $503,043  $454,074



NOTE J: Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                            1997                       1996
                                     Carrying     Fair          Carrying      Fair
(Thousands of Dollars)               Amount       Value         Amount        Value
Assets:
  Temporary cash investments         $5,863     $5,863          $4,000        $4,000
  Life insurance contracts           79,474     79,474          63,197        63,197
Liabilities:
  Short-term debt                   206,401    206,401         156,430       156,430
  Long-term debt and QUIDS        2,399,852  2,517,863       2,446,744     2,455,705



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


NOTE K: Capitalization

Preferred Stock

     All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share. The holders of West Penn's market auction preferred stock are entitled to dividends at a rate determined by an auction held the business day preceding each quarterly dividend payment date.

Long-Term Debt and QUIDS

Maturities for long-term debt for the next five years are: 1998, $185,400,000; 1999, $4,300,000;
2000, $145,300,000; 2001, $165,300,000; and
2002, $30,860,000. Substantially all of the properties of the subsidiaries are

                               Allegheny Energy, Inc.

held subject to the lien securing each subsidiary's first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes.

    In October 1996, AYP Energy borrowed $160 million for five years from a syndicate of eight banks priced at the London Interbank Offering Rate
(LIBOR) plus a spread. AYP Energy also entered into a floating-to-fixed interest rate swap to hedge against fluctuations in interest rates.
The swap plus the spread on the underlying financing fixed the interest rate to AYP Energy at 6.78%. In January 1998, the swap was refinanced in exchange for the counterparty's right to exercise an option to extend the swap until 2006. The new swap plus the spread on the underlying financing lowered the interest rate to AYP Energy to 6.18%. The extension option will be marked-to-market quarterly and will determine the magnitude of the buyout, if any, should AYP Energy choose to terminate the arrangement.


NOTE L: Short-Term Debt

To provide interim financing and support for outstanding commercial paper, lines of credit have been established with several banks. The
Company and its regulated subsidiaries have fee arrangements on all of their lines of credit and no compensating balance requirements. At
December 31, 1997, unused lines of credit with banks were $260,000,000. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1997 and 1996 consisted of:


(Thousands of Dollars)                               1997          1996
Balance and interest rate at end of year:
  Commercial Paper                             $166,401-6.14%  $156,430-6.22%
  Notes Payable to Banks                         40,000-6.75%
Average amount outstanding and interest rate
 during the year:
  Commercial Paper                              100,572-5.62%   90,722-5.47%
  Notes Payable to Banks                         13,022-5.60%   13,862-5.51%




NOTE M: Commitments and Contingencies

Construction Program

The subsidiaries have entered into commitments for their construction programs, for which expenditures are estimated to be $307 million for 1998 and $314 million for 1999. Construction expenditure levels in 2000 and beyond will depend upon the strategy eventually selected for complying with Phase II of the Clean Air Act Amendments of 1990
(CAAA) and the extent to which environmental initiatives currently being considered become mandated.

Environmental Matters and Litigation

     The companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the cost of future operations.

     The more significant additional environmental initiatives currently being considered (in terms of their potential adverse financial effect on the companies) are:

     NOx reductions of 75% from a 1990 baseline by mid-year 2003, depending upon modeling studies required by the Ozone Transport Commission

                                       Allegheny Energy, Inc.

     established under Title I of the CAAA. A 55% reduction is currently mandated.

     NOx reductions of 85% from a 1990 baseline by mid-year 2003 under a State Implementation Plan (SIP) call proposed by the Environmental Protection Agency
     (EPA) in November 1997, as well as by petitions filed with the EPA in August 1997 by eight northeastern states proposing an 85% reduction.

     CO2 reductions of 7% below 1990 levels agreed to by the Clinton administration in a protocol for greenhouse gas reductions at a conference in Kyoto, Japan, in December 1997. The protocol requires approval of the United States Senate to become effective.

     The NOx reduction proposals beyond 55% are being vigorously opposed by the companies and other coal-burning utilities and by other affected constituencies in coal producing states. In
January 1998, the Chambers of Commerce in
Virginia and West Virginia announced that they had joined in the first court challenge, accusing the EPA of failing to assess the impact of the 75% and 85% reduction proposals on small businesses. The EPA contends that the Small
Business Regulatory Enforcement Fairness Act of
1996 does not apply. The United States Senate has indicated that it will not approve the Kyoto protocol because of its failure to include CO2 reduction requirements on developing nations.
The companies cannot predict the outcome of these issues.

     In the normal course of business, the
companies become involved in various legal proceedings. The companies do not believe that the ultimate outcome of these proceedings will have a material effect on their financial position.

     The regulated subsidiaries previously
reported that the EPA had identified them and approximately 875 others as potentially responsible parties in a Superfund site subject to cleanup. The regulated subsidiaries have also been named as defendants along with multiple other defendants in pending asbestos cases involving one or more plaintiffs. The subsidiaries believe that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on their financial position.

                               Monongahela Power Company

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Monongahela Power Company

In our opinion, the accompanying balance sheet and statement of capitalization and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Monongahela
Power Company (a subsidiary of Allegheny Energy,
Inc.) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
February 4, 1998

                                 Monongahela Power Company

STATEMENT OF INCOME


                                                         YEAR ENDED DECEMBER 31

                                                       1997        1996        1995
                                                          (Thousands of Dollars)
Electric Operating Revenues:

  Residential......................................  $199,931   $206,033    $209,065
  Commercial.......................................   118,825    121,631     124,457
  Industrial.......................................   196,716    200,970     212,427
  Wholesale and other,including affiliates.........    95,579     86,474      84,193
  Bulk power transactions,net......................    17,260     17,363      13,338
    Total Operating Revenues.......................   628,311    632,471     643,480

Operating Expenses:
  Operation:
    Fuel...........................................   141,340     135,833     136,695
    Purchased power and exchanges,net..............    98,266     101,593      97,378
    Deferred power costs, net......................   (10,027)     (3,051)     19,647
    Other..........................................    75,908      76,105      77,020

Maintenance........................................    70,561      74,735      73,041
  Restructuring charges and asset write-off........                24,299       5,493
  Depreciation.....................................    56,593      55,490      57,864
  Taxes other than income taxes....................    38,776      40,418      38,551
  Federal and state income taxes...................    47,519      34,496      41,834
    Total Operating Expenses.......................   518,936     539,918     547,523
    Operating Income...............................   109,375      92,553      95,957

Other Income and Deductions:
  Allowance for other than borrowed funds used
    during construction............................      570         313         446
  Other income, net................................    8,498       6,831       9,235
    Total Other Income and Deductions..............    9,068       7,144       9,681
    Income Before Interest Charges.................  118,443      99,697     105,638

Interest Charges:
  Interest on long-term debt.......................   36,076      36,654      37,244
  Other interest...................................    2,654       1,950       2,628
  Allowance for borrowed funds used during
      construction.................................     (816)       (359)       (947)
    Total Interest Charges.........................   37,914      38,245      38,925

Net Income.........................................  $80,529     $61,452     $66,713



STATEMENT OF RETAINED EARNINGS


Balance at January 1............................... $215,221    $208,761     $198,626
Add:
  Net income.......................................   80,529      61,452       66,713
                                                     295,750     270,213      265,339
Deduct:
  Dividends on capital stock:
    Preferred stock................................    5,037       5,037        6,555
    Common stock...................................   46,774      49,955       48,660
  Charge on redemption of preferred stock..........                             1,363
      Total Deductions.............................   51,811      54,992       56,578
Balance at December 31............................. $243,939    $215,221     $208,761


See accompanying notes to financial statements.

                                 Monongahela Power Company

STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31
                                                 1997        1996        1995
                                                   (Thousands of Dollars)

Cash Flows from Operations:
  Net income..............................    $ 80,529    $ 61,452    $ 66,713
  Depreciation............................      56,593      55,490      57,864
  Deferred investment credit and income
    taxes, net............................      18,139       7,739       3,519
  Deferred power costs, net...............     (10,027)     (3,051)     19,647
  Unconsolidated subsidiaries' dividends
    in excess of earnings.................         988       3,100       2,403
  Allowance for other than borrowed funds
    used during construction..............        (570)       (313)       (446)
  Restructuring liability.................      (13,761)    13,734        3,693
  Changes in certain current assets and
    liabilities:
      Accounts receivable, net............          (80)      4,356     (11,222)
      Materials and supplies..............        1,878       5,123       6,639
      Accounts payable....................      (11,453)     (9,970)     (3,373)
  Other, net..............................       (5,100)      8,998       3,049

                                                117,136     146,658     148,486

Cash Flows from Investing:
  Construction expenditures (less allowance
    for equity funds used during
    construction)..........................     (77,569)    (72,264)    (75,012)


Cash Flows from Financing:
  Retirement of preferred stock.............                            (41,406)
  Issuance of long-term debt and QUIDS......                            132,137
  Retirement of long-term debt..............    (15,500)    (18,500)    (99,403)
  Short-term debt, net......................     28,590       1,271      (6,702)
  Notes payable to affiliates...............     (1,450)                 (2,900)
  Dividends on capital stock:
    Preferred stock.........................     (5,037)     (5,037)     (6,555)
    Common stock............................    (46,774)    (49,955)    (48,660)
                                                (40,171)    (72,221)    (73,489)

Net Change in Cash and Temporary
  Cash Investments..........................       (604)      2,173         (15)
Cash and Temporary Cash Investments
  at January 1..............................      2,290         117         132
Cash and Temporary Cash Investments at
  December 31...............................   $  1,686    $  2,290    $    117


Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount capitalized).....  $ 36,776    $ 37,190    $ 42,394
    Income taxes.............................    28,282      31,064      30,696


See accompanying notes to financial statements.

                                      Monongahela Power Company

BALANCE SHEET

                                                          DECEMBER 31
ASSETS                                              1997              1996

(Thousands of Dollars)
Property, Plant, and Equipment:
  At original cost, including $55,588,000 and
    $33,366,000 under construction...........   $1,950,478         $1,879,622
  Accumulated depreciation...................     (840,525)          (790,649)

                                                 1,109,953          1,088,973
Investments:
  Allegheny Generating Company--common stock
    at equity................................       53,888             54,798
  Other......................................          268                346
                                                    54,156             55,144
Current Assets:
  Cash.......................................        1,686              2,290
  Accounts receivable:
    Electric service, net of $2,176,000 and
      $1,949,000 uncollectible allowance.....       68,143             65,615
    Affiliated and other.....................       10,917             13,365
  Materials and supplies--at average cost:
    Operating and construction...............       18,716             19,785
    Fuel.....................................       15,885             16,694
  Prepaid taxes..............................       17,287             18,331
  Other......................................        3,559             10,693
                                                   136,193            146,773
Deferred Charges:
  Regulatory assets..........................      164,260            171,692
  Unamortized loss on reacquired debt........       14,338             15,256
  Other......................................       14,354              8,917
                                                   192,952            195,865
Total........................................   $1,493,254         $1,486,755


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock, other paid-in capital, and
    retained earnings........................   $  540,930         $  512,212
  Preferred stock............................       74,000             74,000
  Long-term debt and QUIDS...................      455,088            474,841
                                                 1,070,018          1,061,053
Current Liabilities:
  Short-term debt.............................      56,829             28,239
  Long-term debt due within one year..........      20,100             15,500
  Notes payable to affiliates.................       1,450              2,900
  Accounts payable............................       5,910             12,997
  Accounts payable to affiliates..............       5,804             10,170
  Taxes accrued:
    Federal and state income..................       5,046              3,788
    Other.....................................      18,935             21,464
  Interest accrued............................       7,877              8,234
  Deferred power costs........................         484             12,419
  Restructuring liability.....................         236             13,997
  Other.......................................      12,750             13,613
                                                   135,421            143,321
Deferred Credits and Other Liabilities:
  Unamortized investment credit...............      18,297             20,445
  Deferred income taxes.......................     235,291            225,841
  Regulatory liabilities......................      16,973             18,554
  Other.......................................      17,254             17,541
                                                   287,815            282,381
Commitments and Contingencies (Note M)
Total.......................................... $1,493,254         $1,486,755

See accompanying notes to financial statements.

                                          Monongahela Power Company

STATEMENT OF CAPITALIZATION

                                                            DECEMBER 31
                                            1997         1996         1997      1996

                                         (Thousands of Dollars) (Capitalization Ratios)
Common Stock:
  Common stock--par value $50 per share,
    authorized 8,000,000 shares,
    outstanding 5,891,000 shares........ $  294,550   $   294,550
  Other paid-in capital.................      2,441         2,441
  Retained earnings.....................    243,939       215,221
     Total..............................    540,930       512,212      50.6%     48.3%

Preferred Stock:
  Cumulative preferred stock--par value $100 per share, authorized 1,500,000 shares, outstanding as follows:

          December 31, 1997
                       Regular
            Shares    Call Price   Date of
Series    Outstanding Per Share     Issue
4.40% ....  90,000     $106.50      1945       9,000         9,000
4.80% B...  40,000      105.25      1947       4,000         4,000
4.50% C...  60,000      103.50      1950       6,000         6,000
$6.28 D...  50,000      102.86      1967       5,000         5,000
$7.73 L..  500,000      100.00      1994      50,000        50,000
Total (annual dividend requirements
  $5,037,000)                                 74,000        74,000       6.9        7.0

Long-Term Debt and QUIDS:
First mortgage  Date of    Date      Date
bonds:          Issue   Redeemable   Due
6-1/2% ...       1967      1997      1997                   15,000
5-5/8% ...       1993      2000      2000     65,000        65,000
7-3/8% ...       1992      2002      2002     25,000        25,000
7-1/4% ...       1992      2002      2007     25,000        25,000
8-5/8% ...       1991      2001      2021     50,000        50,000
8-1/2% ...       1992      1997      2022     65,000        65,000
8-3/8% ...       1992      2002      2022     40,000        40,000
7-5/8% ...       1995      2005      2025     70,000        70,000

                        December 31, 1997
                         Interest Rate
Quarterly Income Debt Securities
  due 2025..................     8.0%         40,000        40,000
Secured notes due 1998-2024...5.95%-6.875%    74,050        74,050
Unsecured notes due
  1997-2012...                6.30%-6.40%      6,560         7,060
Installment purchase
  obligations due 1998........   6.875%       19,100        19,100
Unamortized debt discount
  and premium, net............                (4,522)       (4,869)
Total (annual interest
  requirements $35,447,131)                  475,188       490,341
Less current maturities.......               (20,100)      (15,500)
      Total..................                455,088       474,841        42.5      44.7

Total Capitalization.........             $1,070,018    $1,061,053       100.0%    100.0%


See accompanying notes to financial statements.

                                  Monongahela Power Company

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)

NOTE A:  SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

The Company is a wholly owned subsidiary of Allegheny Energy, Inc. and is a part of the Allegheny Energy integrated electric utility system
(the System).

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

Revenues
     Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period.

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

                               Monongahela Power Company

Allowance for Funds Used During Construction
      AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1997, 1996, and 1995 were 7.55%, 7.90%, and 7.29%, respectively. AFUDC is not included in the cost of the construction when the cost of financing the construction is being recovered through rates.

Depreciation and Maintenance
     Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.1% of average depreciable property in 1997 and 1996 and 3.4% in 1995. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Temporary Cash Investments
     For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
     In accordance with the Financial Accounting
Standards Board's Statement of Financial Accounting
Standards (SFAS) No. 71, "Accounting for the
Effects of Certain Types of Regulation," the
Company's financial statements reflect assets and liabilities based on cost-based ratemaking regulation.

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

                          Monongahela Power Company

Provisions for federal income tax were reduced in previous years by investment credits, and amounts equivalent to such credits were charged to income with concurrent credits to a deferred account. These balances are being amortized over the estimated service lives of the related properties.

Postretirement Benefits
     The Company participates with affiliated companies of Allegheny Energy, Inc. in a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes.

The Company and its affiliates also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary
Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Risk Management
     The Company uses derivative instruments to manage risk exposure associated with energy contracts.
Such instruments are used in accordance with a risk management policy adopted by the Board of Directors. The fair value of such instruments at December 31, 1997, is not materially different from book value.

NOTE B:  PROPOSED MERGER

On April 7, 1997, Allegheny Power System, Inc.
(Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh,
Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction.
The combined company will be called Allegheny
Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including the Company, its regulated affiliates, and Duquesne Light Company. The companies stated in their announcement that the merger is expected to produce synergy savings of about $1 billion.

The merger is conditioned, among other things, upon the approval of each company's shareholders, the Pennsylvania Public Utility Commission (PUC), the SEC, the FERC, the Nuclear Regulatory Commission (NRC), and the Department of Justice/Federal Trade Commission
(DOJ/FTC) under the Hart, Scott, Rodino Antitrust
Improvements Act (HSR). Additionally, Allegheny Power requested that the Maryland Public Service Commission
(PSC) approve the issuance of additional Allegheny Power stock to accomplish the transaction. The

                            F-30
                               Monongahela Power Company

companies have established a schedule to obtain all regulatory approvals by June 30, 1998. On May 2,
1997, Allegheny Power filed a registration statement with the SEC on Form S-4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective, allowing Allegheny Power and DQE to pursue shareholder approval. Allegheny Power and DQE each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was approved by the shareholders of both companies.
At Allegheny Power's meeting, the shareholders also approved the change in Allegheny Power's name to Allegheny Energy, Inc.

On August 1, 1997, Allegheny Power and DQE jointly filed requests for merger approval with the PUC and the FERC, DQE filed the necessary approval requests with the NRC, and Allegheny Power filed its request with the PSC for approval to issue Allegheny Power stock. Subsequently, Allegheny Power filed for approval from the SEC under the Public Utility
Holding Company Act of 1935 (PUHCA) and both companies filed with the DOJ/FTC under the HSR.
The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings. Absent such hearings, Allegheny Energy expects a FERC order before the end of May 1998.
The PSC instituted a proceeding involving The
Potomac Edison Company, the Company's Maryland public utility affiliate, to examine the effect of the merger on Maryland customers for which a final determination is expected by May 1, 1998.

On September 16, 1997, Allegheny Power officially changed its name to Allegheny Energy, Inc., by filing the appropriate papers in Maryland.
Allegheny Energy began trading on the New York
Stock Exchange under its new symbol, AYE, on October 1, 1997.

All of the Company's incremental costs of the merger process ($2.8 million through December 31, 1997) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs or when it is determined that the merger will not occur.

NOTE C:  COMPETITION AND CUSTOMER CHOICE

The Company serves customers in Ohio and West
Virginia. These states are also in the process of exploring the move toward competition and deregulation, but have not yet taken definitive action. The Company's wholesale customers have had the right to choose their generation supplier since passage of the National Energy Policy Act of 1992.

In December 1996, Pennsylvania enacted the
Electricity Generation Customer Choice and
Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. On August 1, 1997, concurrent with Allegheny Power's merger approval filing, the Company's Pennsylvania utility affiliate, West Penn Power Company (West Penn), filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing

                       Monongahela Power Company

included an unbundling of West Penn's electric service rates into generation, transmission, and distribution components; a plan to revise how West
Penn and its affiliates, including the Company, share capacity, energy, capacity reserves, transmission resources, and costs; and a plan for recovery of stranded costs through a Competitive
Transition Charge (CTC).

The PUC has established a schedule of proceedings for the restructuring plan, concurrent with the merger proceedings, under which it would issue an order on the filing by the end of May 1998. This order will include a determination of West Penn's rates for transmission and distribution services beginning January 1, 1999; generation rates for customers who take regulated generation service during the transition period (potentially 1999 through 2005 if customers so choose); and the CTC
West Penn will be allowed to charge through the transition period.

In December 1997, the Maryland Public Service
Commission ordered an electric competition transition plan for Maryland utilities, including the Company's affiliate, The Potomac Edison
Company, as to its operations in Maryland.  The
Maryland plan requires, among other things, full retail customer choice by July 1, 2002, in yearly one-third increments beginning July 1, 2000, a price cap mechanism and recovery of verifiable and prudent stranded costs.

NOTE D:  RESTRUCTURING CHARGES AND ASSET WRITE-OFF

In 1996, the System, including the Company, essentially completed its restructuring activities initiated in 1994, simplifying the management structure, streamlining operations, and began doing business under the trade name of Allegheny Power.
During 1996, restructuring activities included consolidating operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the
System reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs.

In 1996 and 1995, the Company recorded
restructuring charges of $24.3 million ($14.6 million after tax) and $4.1 million ($2.5 million after tax), respectively, in operating expenses, including its share of all restructuring charges associated with the reorganization. These charges reflect liabilities and payments for severance, employee termination costs, and other restructuring costs. The current portion of the restructuring liability excluding benefit plans' curtailment adjustments to postretirement liabilities (which are primarily recorded in other deferred credits) consists of:

(Thousands of Dollars)                                1997       1996

Restructuring Liability:
  Balance at the beginning of period.............  $13,997    $ 3,693
    Accruals.....................................              20,869
    Less payments...............................   (13,761)   (10,565)
  Balance at end of period.......................  $   236    $13,997

                                      Monongahela Power Company

In connection with changes in inventory management objectives, the Company in 1995 recorded $1.4 million ($.8 million after tax) for the write-off of obsolete and slow-moving materials.

As part of the reorganization, the Company and its utility affiliates in 1996 expanded the intercompany use of each other's employees to optimize the use of their skills. In 1997 virtually all the employees in the System, including all of the Company's employees, were transferred to Allegheny Power Service
Corporation (APSC) to facilitate the intercompany use of personnel. APSC was formed in 1963 pursuant to the PUHCA to perform certain functions common to all companies in the System. APSC bills each company at its cost (without profit) based on the work performed and services provided to each company.

NOTE E:  INCOME TAXES

Details of federal and state income tax provisions are:

(Thousands of Dollars)                    1997         1996       1995

Income taxes--current:
   Federal.............................  $21,812      $19,412    $30,236
   State...............................    7,455        7,317      8,707
    Total.............................    29,267       26,729     38,943
Income taxes--deferred, net of
  amortization........................    20,287        9,883      5,664
Amortization of deferred
  investment credit...................    (2,148)      (2,145)    (2,145)
    Total income taxes................    47,406       34,467     42,462
Income taxes--credited (charged)
  to other income and deductions......       113           29       (628)
Income taxes--charged to operating
  income..............................   $47,519      $34,496    $41,834

                              Monongahela Power Company

The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)                    1997         1996         1995

Financial accounting income before
  income taxes........................  $128,048     $ 95,948     $108,547
Amount so produced....................  $ 44,800     $ 33,600     $ 38,000
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation..........     5,000        4,300        4,300
      Plant removal costs.............    (2,400)      (2,200)      (1,500)
  State income tax, net of federal
    income tax benefit................     3,600        4,000        4,800
  Amortization of deferred
    investment credit.................    (2,148)      (2,145)      (2,145)
  Equity in earnings of subsidiaries..    (3,000)      (2,500)      (2,500)
  Adjustments of provisions for
    prior years.......................                    (40)       2,431
  Other, net..........................     1,667         (519)      (1,552)
    Total.............................  $ 47,519     $ 34,496     $ 41,834


Federal income tax returns through 1993 have been examined and substantially settled through 1991.

At December 31, the deferred tax assets and liabilities consist of the following:

(Thousands of Dollars)                                  1997        1996

Deferred tax assets:
  Unamortized investment tax credit..............    $ 12,275     $ 13,744
  Tax interest capitalized........................      4,500        4,300
  Contributions in aid of construction............      2,619        2,483
  Advances for construction.......................      2,087        1,939
  Deferred power costs, net.......................      1,266        5,297
  Restructuring...................................         53        4,968
  Other...........................................     12,090       10,153
                                                       34,890       42,884
Deferred tax liabilities:
  Book vs. tax plant basis differences, net.......    236,962      230,738
  Other...........................................     33,865       31,545
                                                      270,827      262,283
Total net deferred tax liabilities................    235,937      219,399
Portion above included in current
  (liabilities)/assets............................       (646)       6,442
  Total long-term net deferred tax liabilities..     $235,291     $225,841

                                      Monongahela Power Company

NOTE F:  DIVIDEND RESTRICTION

Supplemental indentures relating to certain outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $76,384,000 of retained earnings at December 31, 1997, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

NOTE G:  ALLEGHENY GENERATING COMPANY

The Company owns 27% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath
County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity
(ROE).  Pursuant to a settlement agreement filed
April 4, 1996, with the FERC, AGC's ROE was set at
11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.
Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1997 notice period. Therefore, AGC's ROE will remain at 11% for 1998.

Following is a summary of financial information for
AGC:


                                                         December 31
(Thousands of Dollars)                               1997           1996

Balance sheet information:
   Property, plant, and equipment...............   $635,485       $660,872
   Current assets...............................     11,876          7,659
   Deferred charges.............................     16,559         23,877
    Total assets...............................    $663,920       $692,408

   Total capitalization.........................   $348,258       $431,589
   Current liabilities..........................     70,540         15,531
   Deferred credits.............................    245,122        245,288
    Total capitalization and liabilities.......    $663,920       $692,408

                                      Monongahela Power Company

                                               Year Ended December 31
(Thousands of Dollars)                    1997            1996         1995

Income statement information:
  Electric operating revenues.........   $76,458        $83,402       $86,970
  Operation and maintenance expense...     4,877          5,165         5,740
  Depreciation........................    17,000         17,160        17,018
  Taxes other than income taxes.......     4,835          4,801         5,091
  Federal income taxes................    11,213         13,297        13,552
  Interest charges....................    15,391         16,193        18,361
  Other income, net...................    (9,126)            (3)          (16)
    Net income........................   $32,268        $26,789       $27,224


The Company's share of the equity in earnings was $8.7 million, $7.2 million, and $7.4 million for 1997, 1996, and 1995, respectively, and is included in other income, net, on the Company's Statement of Income.

NOTE H:  POSTRETIREMENT BENEFITS

As described in Note A, the Company and its affiliates participate in a pension plan and medical and life insurance plans for eligible employees and dependents. The Company is responsible for its proportional share of the costs
(credits) and liabilities of the plans. As described in Note D, in 1997 the Company transferred all of its employees to APSC. The
Company's share of the costs (credits) of these plans, a portion of which (about 25% to 30%) was charged to plant construction, is as follows:

(Thousands of Dollars)                    1997        1996       1995

Pension..............................   $(1,754)     $   78     $  629
Medical and life insurance...........   $ 3,706      $5,461     $6,482

NOTE I:  REGULATORY ASSETS AND LIABILITIES

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

                               Monongahela Power Company

(Thousands of Dollars)                               1997         1996

Long-Term Assets (Liabilities), Net:
  Income taxes, net..........................     $137,056      $140,804
  Postretirement benefits....................        4,937         4,937
  Storm damage...............................        2,211         3,375
  Other, net.................................        3,083         4,022
     Subtotal.................................     147,287       153,138
Current Assets (Liabilities), Net:
  Income taxes, net (reported in other
    current assets)..........................        1,847         1,847
  Deferred power costs.......................         (484)      (12,419)
    Subtotal.................................        1,363       (10,572)
      Net Regulatory Assets..................     $148,650      $142,566


NOTE J:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                 1997                         1996
                         Carrying       Fair             Carrying     Fair
(Thousands of Dollars)    Amount        Value             Amount      Value

Liabilities:
  Short-term debt.....   $ 58,279     $ 58,279           $ 31,139   $ 31,139
  Long-term debt and
    QUIDS.............    479,710      528,155            495,210    505,922


The carrying amount of short-term debt approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The
Company has no financial instruments held or issued for trading purposes.

NOTE K:  CAPITALIZATION

Preferred Stock

All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share.

Long-Term Debt and QUIDS

Maturities for long-term debt for the next five years are: 1998, $20,100,000; 1999, $1,000,000;
2000, $66,000,000; 2001, $1,000,000; and 2002,
$26,060,000. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bonds series are not redeemable

                               Monongahela Power Company

by certain refunding until dates established in the respective supplemental indentures.

NOTE L:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $106 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available. Short-term debt outstanding for 1997 and 1996 consisted of:

(Thousands of Dollars)                                1997          1996

Balance and interest rate at end of year:
    Commercial Paper..................          $56,829-6.50%   $28,239-7.00%
    Money Pool........................            1,450-5.96%     2,900-5.53%
Average amount outstanding and
  interest rate during the year:
    Commercial Paper..................            1,651-5.76%     3,176-5.64%
    Notes Payable to Banks............            7,307-5.56%     2,266-5.46%
    Money Pool........................            9,300-5.44%     1,058-5.29%


NOTE M:  COMMITMENTS AND CONTINGENCIES

Construction Program
The Company has entered into commitments for its construction program, for which expenditures are estimated to be $78 million for 1998 and $75 million for 1999. Construction expenditure levels in 2000 and beyond will depend upon the strategy eventually selected for complying with Phase II of the Clean Air
Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated.

Environmental Matters and Litigation

System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the cost of future operations. The more significant additional environmental initiatives currently being considered
(in terms of their potential adverse financial effect on the companies) are:

     NOx reductions of 75% from a 1990 baseline by mid-year 2003, depending upon modeling studies required by the Ozone Transport Commission established under Title I of the CAAA. A 55% reduction is currently mandated.

                               Monongahela Power Company

     NOx reductions of 85% from a 1990 baseline by mid-year 2003 under a State Implementation Plan
     (SIP) call proposed by the Environmental Protection
     Agency (EPA) in November 1997, as well as by petitions filed with the EPA in August 1997 by eight northeastern states proposing an 85% reduction.

     CO2 reductions of 7% below 1990 levels agreed to by the Clinton Administration in a protocol for greenhouse gas reductions at a conference in Kyoto, Japan, in December 1997. The protocol requires approval of the United States Senate to become effective.

The NOx reduction proposals beyond 55% are being vigorously opposed by the companies and other coal-burning utilities and by other affected constituencies in coal producing states. In January 1998, the Chambers of Commerce in Virginia and West Virginia announced that they had joined in the first court challenge, accusing the EPA of failing to assess the impact of the 75% and 85% reduction proposals on small businesses.
The EPA contends that the Small Business Regulatory
Enforcement Fairness Act of 1996 does not apply.
The United States Senate has indicated that it will not approve the Kyoto protocol because of its failure to include CO2 reduction requirements on developing nations. The Company cannot predict the outcome of these issues.

In the normal course of business, the Company becomes involved in various legal proceedings. The
Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

The Company previously reported that the EPA had identified it and its affiliates and approximately
875 others as potentially responsible parties in a Superfund site subject to cleanup.
The Company has also been named as a defendant along with multiple other defendants in pending asbestos cases involving one or more plaintiffs.
The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on their financial position.

                         The Potomac Edison Company

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
The Potomac Edison Company


In our opinion, the accompanying balance sheet and statement of capitalization and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of The Potomac
Edison Company (a subsidiary of Allegheny Energy,
Inc.) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
February 4, 1998

                            The Potomac Edison Company

STATEMENT OF INCOME

                                                YEAR ENDED DECEMBER 31
                                             1997        1996        1995

(Thousands of Dollars)
Electric Operating Revenues:

  Residential........................     $299,876     $324,120    $316,714
  Commercial.........................      148,287      146,432     145,096
  Industrial.........................      198,174      196,813     200,890
  Wholesale and other, including
  affiliates.........................       38,857       34,901      28,592
  Bulk power transactions, net.......       23,587       24,494      19,377
    Total Operating Revenues.........      708,781      726,760     710,669

Operating Expenses:
  Operation:
    Fuel.............................      140,206      137,310     134,459
    Purchased power and
    exchanges, net...................      140,183      141,027     137,280
    Deferred power costs, net........       (4,944)       5,040      13,056
    Other............................       83,905       89,756      89,936
  Maintenance........................       56,815       62,248      60,052
  Restructuring charges and asset write
    off..............................                    26,094       6,847
  Depreciation.......................       71,763       71,254      68,826
  Taxes other than income taxes......       47,585       45,809      47,629
  Federal and state income taxes.....       44,496       34,132      36,936
    Total Operating Expenses.........      580,009      612,670     595,021
    Operating Income.................      128,772      114,090     115,648

Other Income and Deductions:
  Allowance for other than borrowed
  funds used during construction.....        1,716        1,409       1,054
  Other income, net..................       13,976       11,791      12,044
   Total Other Income and Deductions.       15,692       13,200      13,098
   Income Before Interest Charges....      144,464      127,290     128,746

Interest Charges:
  Interest on long-term debt.........       47,659       47,982      49,113
  Other interest.....................        2,164        2,215       2,066
  Allowance for borrowed funds used
   during construction...............       (1,114)      (1,082)       (698)
    Total Interest Charges...........       48,709       49,115      50,481

Net Income...........................     $ 95,755     $ 78,175    $ 78,265



STATEMENT OF RETAINED EARNINGS

Balance at January 1.................     $227,726     $216,852    $207,722
Add:
  Net income.........................       95,755       78,175      78,265
                                           323,481      295,027     285,987
Deduct:
  Dividends on capital stock:
    Preferred stock...................         818          818       2,455
    Common stock......................      83,272       66,483      64,693
  Charge on redemption of preferred
   stock..............................                                1,987
    Total Deductions..................      84,090       67,301      69,135

Balance at December 31................     $239,391     $227,726   $216,852


See accompanying notes to financial statements.

                                     The Potomac Edison Company

STATEMENT OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31
                                              1997         1996        1995

(Thousands of Dollars)

Cash Flows from Operations:
  Net income.........................      $ 95,755    $ 78,175    $ 78,265
  Depreciation.......................        71,763      71,254      68,826
  Deferred investment credit and
   income taxes, net.................         5,984       5,157      14,279
  Deferred power costs, net..........        (4,944)      5,040      13,056
  Unconsolidated subsidiaries' dividends
   in excess of earnings.............         1,058       3,211       2,489
  Allowance for other than borrowed funds
   used during construction...........       (1,716)     (1,409)     (1,054)
  Restructuring liability.............      (13,783)     15,801       4,251
  Changes in certain current assets and
    liabilities:
      Accounts and notes receivable, net      9,450      (2,016)    (25,050)
      Materials and supplies...........        (764)      6,768       4,554
      Accounts payable.................      (1,994)      4,184         885
  Other, net...........................      10,485      (2,686)     (8,322)

                                            171,294     183,479     152,179

Cash Flows from Investing:
  Construction expenditures (less
   allowance for equity funds used
   during construction).................    (76,582)    (84,847)    (91,186)

Cash Flows from Financing:
  Retirement of preferred stock.........                            (48,396)
  Issuance of long-term debt and QUIDS..                            207,019
  Retirement of long-term debt..........       (800)    (18,700)   (175,248)
  Short-term debt, net..................     (7,497)    (14,140)     21,637
  Notes receivable from affiliates......     (1,450)                  1,900
  Dividends on capital stock:
    Preferred stock.....................       (818)       (818)     (2,455)
    Common stock........................    (83,272)    (66,483)    (64,693)
                                            (93,837)   (100,141)    (60,236)

Net Change in Cash and Temporary Cash
  Investments...........................        875      (1,509)        757
Cash and Temporary Cash Investments
  at January 1..........................      1,444       2,953       2,196
Cash and Temporary Cash Investments at
  December 31...........................   $  2,319    $  1,444    $  2,953


Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount capitalized).  $ 47,642    $ 47,580    $  49,399
    Income taxes.........................    36,705      37,694       25,679


See accompanying notes to financial statements.

                                 The Potomac Edison Company

BALANCE SHEET


                                                     DECEMBER 31
ASSETS                                           1997           1996
                                               (Thousands of Dollars)
Property, Plant, and Equipment:
  At original cost, including $55,702,000
    and $60,082,000 under construction.....  $2,196,262    $2,124,956
  Accumulated depreciation.................    (859,076)     (791,257)
                                              1,337,186     1,333,699
Investments and Other Assets:
  Allegheny Generating Company--common stock
    at equity...............................     55,847        56,827
  Other.....................................        529           642
                                                 56,376        57,469

Current Assets:
  Cash.......................................     2,319         1,444
  Accounts receivable:
    Electric service, net of $1,683,000
      and $1,580,000 uncollectible allowance.    83,431        95,215
    Affiliated and other.....................     5,302         2,968
  Notes receivable from affiliate............     1,450
  Materials and supplies--at average cost:
    Operating and construction...............    23,715        23,775
    Fuel.....................................    15,843        15,019
  Prepaid taxes..............................    15,052        17,648
  Other......................................     4,716         7,764
                                                151,828       163,833

Deferred Charges:
  Regulatory assets...........................   80,651        94,919
  Unamortized loss on reacquired debt.........   17,094        18,010
  Other.......................................   17,512         9,956
                                                115,257       122,885
Total.....................................   $1,660,647    $1,677,886


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock, other paid-in capital,
    and retained earnings.................. $    689,781   $  678,116
  Preferred stock..........................       16,378       16,378
  Long-term debt and QUIDS.................      627,012      628,431

                                               1,333,171    1,322,925

Current Liabilities:
  Short-term debt..........................                     7,497
  Long-term debt due within one year.......        1,800          800
  Accounts payable.........................       29,125       33,152
  Accounts payable to affiliates...........       19,929       17,896
  Taxes accrued:
    Federal and state income...............        2,106          123
    Other..................................       11,461       11,542
  Interest accrued.........................        9,487        9,412
  Payrolls accrued.........................        6,353        3,886
  Customer deposits........................        4,200        6,121
  Restructuring liability..................        1,187       14,970
  Other....................................        5,166        3,717

                                                  90,814      109,116
Deferred Credits and Other Liabilities:
  Unamortized investment credit.............      21,470       23,622
  Deferred income taxes.....................     178,529      183,727
  Regulatory liabilities....................      12,424       13,907
  Other.....................................      24,239       24,589

                                                 236,662      245,845
Commitments and Contingencies (Note L)
Total........................................ $1,660,647   $1,677,886

See accompanying notes to financial statements.

                                    The Potomac Edison Company

STATEMENT OF CAPITALIZATION

                                                              DECEMBER 31

                                              1997          1996         1997     1996

                                             (Thousands of Dollars)  (Capitalization Ratios)
Common Stock:
  Common stock--no par value, authorized
    23,000,000 shares, outstanding
    22,385,000 shares...................     $ 447,700    $  447,700
  Other paid-in capital.................         2,690         2,690
  Retained earnings.....................       239,391       227,726
      Total.............................       689,781       678,116      51.8%     51.3

Preferred Stock:
  Cumulative preferred stock--par value
    $100 per share, authorized 5,378,611
    shares, outstanding as follows:

                     December 31, 1997
                          Regular
             Shares     Call Price  Date of
Series     Outstanding   Per Share   Issue
3.60%       63,784       $103.75     1946       6,378         6,378
$5.88 C    100,000        102.85     1967      10,000        10,000
    Total (annual dividend requirements
                 $817,622)                     16,378        16,378         1.2     1.2

Long-Term Debt and QUIDS:
First mortgage   Date of      Date      Date
bonds:            Issue    Redeemable   Due
5-7/8%....        1993        2000      2000   75,000        75,000
8    %....        1991        2001      2006   50,000        50,000
8-7/8%....        1991        2001      2021   50,000        50,000
8    %....        1992        2002      2022   55,000        55,000
7-3/4%....        1993        2003      2023   45,000        45,000
8    %....        1994        2004      2024   75,000        75,000
7-5/8%....        1995        2005      2025   80,000        80,000
7-3/4%....        1995        2005      2025   65,000        65,000

                              December 31, 1997
                                Interest Rate
Quarterly Income Debt
  Securities due 2025..........  8.00%         45,457        45,457
Secured notes due 1998-2024... 5.95%-6.875%    91,700        91,700
Unsecured note due 1997-2002...  6.30%          4,000         4,800
Unamortized debt discount......                (7,345)       (7,726)
   Total (annual interest
    requirements $47,555,458)                 628,812       629,231
Less current maturities........                (1,800)         (800)
  Total........................               627,012       628,431       47.0      47.5

Total Capitalization...........            $1,333,171    $1,322,925      100.0%    100.0%


See accompanying notes to financial statements.

                                The Potomac Edison Company

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is a wholly owned subsidiary of Allegheny Energy, Inc. and is a part of the Allegheny Energy integrated electric utility system
(the System).

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

Revenues
     Revenues, including amounts resulting from the application of fuel and energy cost adjustment clauses, are recognized in the same period in which the related electric services are provided to customers by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period.
Revenues of $65 million from one industrial customer were 9% of total electric operating revenues in 1997.

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

Allowance for Funds Used During Construction
     AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other

                                The Potomac Edison Company

income and interest charges. Rates used for computing AFUDC in 1997, 1996, and 1995 were 9.75%,
9.32%, and 9.71%, respectively. AFUDC is not included in the cost of construction when the cost of financing the construction is being recovered through rates. AFUDC is not recorded for construction applicable to the state of Virginia, where construction work in progress is included in rate base.

Depreciation and Maintenance
     Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.5% of average depreciable property in 1997 and 3.6% in 1996 and 1995. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Temporary Cash Investments
     For purposes of the statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
     In accordance with the Financial Accounting
Standards Board's Statement of Financial Accounting
Standards (SFAS) No. 71, "Accounting for the
Effects of Certain Types of Regulation," the
Company's financial statements reflect assets and liabilities based on cost-based ratemaking regulation.

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

                                The Potomac Edison Company

Postretirement Benefits
     The Company participates with affiliated companies of Allegheny Energy, Inc. in a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes.

The Company and its affiliates also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary
Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Risk Management
     The Company uses derivative instruments to manage risk exposure associated with energy contracts.
Such instruments are used in accordance with a risk management policy adopted by the Board of Directors.
The fair value of such instruments at December 31, 1997, is not materially different from book value.

NOTE B:  PROPOSED MERGER

On April 7, 1997, Allegheny Power System, Inc.
(Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh,
Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction.
The combined company will be called Allegheny
Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including the Company, its regulated affiliates, and Duquesne Light Company. The companies stated in their announcement that the merger is expected to produce synergy savings of about $1 billion.

The merger is conditioned, among other things, upon the approval of each company's shareholders, the Pennsylvania Public Utility Commission (PUC), the
SEC, the FERC, the Nuclear Regulatory Commission
(NRC), and the Department of Justice/Federal Trade
Commission (DOJ/FTC) under the Hart, Scott, Rodino
Antitrust Improvements Act (HSR).  Additionally,
Allegheny Power requested that the Maryland Public
Service Commission (PSC) approve the issuance of additional Allegheny Power stock to accomplish the transaction. The companies have established a schedule to obtain all regulatory approvals by June
30, 1998. On May 2, 1997, Allegheny Power filed a registration statement with the SEC on Form S-4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective, allowing Allegheny Power and DQE to pursue shareholder approval. Allegheny Power and DQE each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was approved by the shareholders of both companies.
At Allegheny Power's

                             The Potomac Edison Company

meeting, the shareholders also approved the change in Allegheny Power's name to Allegheny Energy, Inc.

On August 1, 1997, Allegheny Power and DQE jointly filed requests for merger approval with the PUC and the FERC, DQE filed the necessary approval requests with the NRC, and Allegheny Power filed its request with the PSC for approval to issue Allegheny Power stock.
Subsequently, Allegheny Power filed for approval from the SEC under the Public Utility Holding
Company Act of 1935 (PUHCA) and both companies filed with the DOJ/FTC under the HSR. The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings.
Absent such hearings, Allegheny Energy expects a FERC order before the end of May 1998. The PSC instituted a proceeding involving the Company to examine the effect of the merger on Maryland customers for which a final determination is expected by May 1, 1998.

On September 16, 1997, Allegheny Power officially changed its name to Allegheny Energy, Inc., by filing the appropriate papers in Maryland.
Allegheny Energy began trading on the New York
Stock Exchange under its new symbol, AYE, on October 1, 1997.

All of the Company's incremental costs of the merger process ($3.3 million through December 31, 1997) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs or when it is determined that the merger will not occur.

NOTE C:  COMPETITION AND CUSTOMER CHOICE

In December 1997, in an initial Order followed by a
second Order revising certain implementation dates,
the Maryland PSC ordered an electric competition
transition plan requiring full retail customer
choice by    July 1, 2002, in yearly one-third
increments beginning July 1, 2000; a price cap mechanism; recovery of verifiable and prudent stranded costs (after mitigation); and roundtable and adjudicatory proceedings to address issues such as universal service, demand-side management programs, customer education, etc. In its Order, the PSC stated its belief that it had the authority under existing law to implement the Order, but requested the legislature to enact certain
"technical amendments" to facilitate the transition.

In addition to Maryland, the Company serves customers in Virginia and West Virginia. These states are also in the process of exploring the move toward competition and deregulation, but have not yet taken definitive action. The Company's wholesale customers have had the right to choose their generation supplier since passage of the National Energy Policy Act of 1992.

In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue Number 97-4, Deregulation of the
Pricing of Electricity-Issues Related to the Application of FASB Statement Numbers 71 and 101, which concluded that utilities should discontinue application of Statement of Financial Accounting
Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the Maryland
PSC Order establishes such processes, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of

                                The Potomac Edison Company

its business (the Maryland portion only) on an uncertain future date. One of the conclusions of the EITF is that, after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business.
Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities.
The Maryland Order establishes definitive processes for transition to deregulation and market-based pricing for electric generation, which include continuing cost-of-service based ratemaking for transmission and distribution services, subject to rate caps, and provide for a non-bypassable Competitive Transition Charge (CTC) to give utilities the opportunity to recover their stranded costs over the transition period. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71.

In December 1996, Pennsylvania enacted the
Electricity Generation Customer Choice and
Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. On August 1, 1997, concurrent with Allegheny Power's merger approval filing, the Company's Pennsylvania utility affiliate, West Penn Power Company (West Penn), filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of West Penn's electric service rates into generation, transmission, and distribution components; a plan to revise how West
Penn and its affiliates, including the Company, share capacity, energy, capacity reserves, transmission resources, and costs; and a plan for recovery of stranded costs through a CTC.

The PUC has established a schedule of
proceedings for the restructuring plan, concurrent with the merger proceedings, under which it would issue an order on the filing by the end of May
1998. This order will include a determination of West Penn's rates for transmission and distribution services beginning January 1, 1999;
generation rates for customers who take regulated generation service during the transition period
(potentially 1999 through 2005 if customers so choose); and the CTC West Penn will be allowed to charge through the transition period.

NOTE D:  RESTRUCTURING CHARGES AND ASSET WRITE-OFF

In 1996, the System, including the Company, essentially completed its restructuring activities initiated in 1994, simplifying the management structure, streamlining operations, and began doing business under the trade name of Allegheny
Power. During 1996, restructuring activities included consolidating operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the System reduced employment by about 1,000 employees since October 1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs.

                                The Potomac Edison Company

In 1996 and 1995, the Company recorded
restructuring charges of $26.1 million
($16.5 million after tax) and $4.6 million
($2.9 million after tax), respectively, in operating expenses, including its share of all restructuring charges associated with the reorganization. These charges reflect liabilities and payments for severance, employee termination costs, and other restructuring costs. The current portion of the restructuring liability excluding benefit plans' curtailment adjustments to postretirement liabilities (which are primarily recorded in other deferred credits) consists of:

(Thousands of Dollars)                               1997            1996
Restructuring liability:
   Balance at beginning of period...............    $14,970       $ 4,251
    Accruals...................................                    21,012
    Less payments..............................     (13,783)      (10,293)
   Balance at end of period.....................    $ 1,187       $14,970


In connection with changes in inventory management objectives, the Company in 1995 recorded $2.2 million ($1.4 million after tax) for the write-off of obsolete and slow-moving materials.

As part of the reorganization, the Company and its utility affiliates in 1996 expanded the intercompany use of each other's employees to optimize the use of their skills. In 1997 virtually all the employees in the System, including virtually all of the Company's employees, were transferred to Allegheny Power Service
Corporation (APSC) to facilitate the intercompany use of personnel. APSC was formed in 1963 pursuant to the PUHCA to perform certain functions common to all companies in the System. APSC bills each company at its cost (without profit) based on the work performed and services provided to each company.

NOTE E:  INCOME TAXES

Details of federal and state income tax provisions are:

(Thousands of Dollars)                        1997       1996       1995

Income taxes--current:
   Federal.............................     $36,126     $26,651    $25,949
   State...............................       5,264       4,833       (640)
    Total.............................       41,390      31,484     25,309
Income taxes--deferred, net of
  amortization........................        8,136       7,351     16,504
Amortization of deferred
  investment credit...................       (2,152)     (2,194)    (2,225)
    Total income taxes................       47,374      36,641     39,588
Income taxes--charged to other
  income and deductions...............       (2,878)     (2,509)    (2,652)
Income taxes--charged to operating
  income..............................      $44,496     $34,132    $36,936

                                    F-50
                                The Potomac Edison Company

The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)                    1997         1996       1995

Financial accounting income before
  income taxes.......................   $140,251     $112,305   $115,201
Amount so produced...................   $ 49,100     $ 39,300   $ 40,300
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation.........      2,900        4,300      4,200
      Plant removal costs............       (700)      (1,800)    (1,200)
  State income tax, net of federal
    income tax benefit...............      4,400        1,300      2,200
  Amortization of deferred
    investment credit................     (2,152)      (2,194)    (2,225)
  Equity in earnings of subsidiaries.     (3,100)      (2,600)    (2,600)
  Other, net.........................     (5,952)      (4,174)    (3,739)
      Total..........................   $ 44,496     $ 34,132   $ 36,936


Federal income tax returns through 1993 have been examined and substantially settled through 1991.

At December 31, the deferred tax assets and liabilities consist of the following:

(Thousands of Dollars)                               1997        1996

Deferred tax assets:
  Contributions in aid of construction.........   $ 13,841      $ 13,414
  Unamortized investment tax credit............     12,518        13,929
  Tax interest capitalized.....................     12,234        12,124
  Postretirement benefits other than pensions..      3,998         2,560
  Unbilled revenue.............................      3,492
  Restructuring................................      1,239         4,844
  Advances for construction....................      1,194         1,327
  Other........................................      3,436         3,002
                                                    51,952        51,200
Deferred tax liabilities:
   Book vs. tax plant basis differences, net....   211,837       215,884
   Other........................................    17,600        15,060

                                                   229,437       230,944
Total net deferred tax liabilities.............    177,485       179,744
Add portion above included in current assets...      1,044         3,983
   Total long-term net deferred tax liabilities.  $178,529      $183,727

                                The Potomac Edison Company

NOTE F:  ALLEGHENY GENERATING COMPANY

The Company owns 28% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath
County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity
(ROE).  Pursuant to a settlement agreement filed
April 4, 1996, with the FERC, AGC's ROE was set at
11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.
Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1997 notice period. Therefore, AGC's ROE will remain at 11% for 1998.

Following is a summary of financial information for
AGC:


                                                        December 31
(Thousands of Dollars)                               1997         1996

Balance sheet information:
  Property, plant, and equipment...............    $635,485     $660,872
  Current assets...............................      11,876        7,659
  Deferred charges.............................      16,559       23,877
    Total assets...............................    $663,920     $692,408

  Total capitalization.........................    $348,258     $431,589
  Current liabilities..........................      70,540       15,531
  Deferred credits.............................     245,122      245,288
    Total capitalization and liabilities.......     663,920     $692,408


                                              Year Ended December 31
(Thousands of Dollars)                    1997         1996         1995

Income statement information:
   Electric operating revenues.........  $76,458      $83,402      $86,970
   Operation and maintenance expense...    4,877        5,165        5,740
   Depreciation........................   17,000       17,160       17,018
   Taxes other than income taxes.......    4,835        4,801        5,091
   Federal income taxes................   11,213       13,297       13,552
   Interest charges....................   15,391       16,193       18,361
   Other income, net...................  (9,126)           (3)         (16)
    Net income........................  $32,268       $26,789      $27,224


The Company's share of the equity in earnings was $9.0 million, $7.5 million, and $7.6 million for 1997, 1996, and 1995, respectively, and is included in other income, net, on the Company's Statement of Income.

                                The Potomac Edison Company

NOTE G:  POSTRETIREMENT BENEFITS

As described in Note A, the Company and its affiliates participate in a pension plan and medical and life insurance plans for eligible employees and dependents. The Company is responsible for its proportional share of the costs
(credits) and liabilities of the plans. As described in Note D, in 1997 the Company transferred virtually all of its employees to APSC.
The Company's share of the costs (credits) of these plans, a portion of which (about 25% to 30%) was charged to plant construction, is as follows:

(Thousands of Dollars)                            1997       1996     1995

Pension..............................           $(1,745)   $ (201)   $  360
Medical and life insurance...........           $ 4,007    $5,831    $6,813


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

(Thousands of Dollars)                                 1997        1996

Long-Term Assets (Liabilities), Net:
  Income taxes, net..........................         $52,231     $62,625
  Demand-side management.....................          14,204      15,748
  Postretirement benefits....................           1,292       1,292
  Deferred power costs (reported in other
    deferred credits)........................          (2,949)     (3,187)
  Other, net.................................             500       1,347
   Subtotal.................................           65,278      77,825
Current Assets (Liabilities), Net:
  Deferred power costs (reported in
     other current assets/liabilities)........          2,682        (319)
Net Regulatory Assets..................               $67,960     $77,506

                                The Potomac Edison Company

NOTE I:  FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair value of
financial instruments at December 31 were as
follows:
                                    1997                     1996
                           Carrying       Fair      Carrying       Fair
(Thousands of Dollars)      Amount        Value      Amount        Value

Liabilities:
  Short-term debt......                              $7,497        $7,497
  Long-term debt and
    QUIDS..............    $636,157     $672,198   $636,957      $648,586


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

Long-Term Debt and QUIDS

Maturities for long-term debt for the next five years are: 1998, $1,800,000; 1999, $1,800,000;
2000, $76,800,000; 2001, $1,800,000; and 2002,
$1,800,000. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

NOTE K:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $130 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available.

                                The Potomac Edison Company

Short-term debt outstanding for 1997 and 1996 consisted of:

(Thousands of Dollars)                        1997              1996

Balance and interest rate
  at end of year:
    Commercial Paper................                         $7,497-7.00%
Average amount outstanding and
  interest rate during the year:
    Commercial Paper................      $137-5.63%         $1,116-5.70%
    Notes Payable to Banks..........      $189-5.37%          $ 793-5.60%

NOTE L:  COMMITMENTS AND CONTINGENCIES

Construction Program

The Company has entered into commitments for its construction program, for which expenditures are estimated to be $84 million for 1998 and $112 million for 1999. Construction expenditure levels in 2000 and beyond will depend upon the strategy eventually selected for complying with Phase II of the Clean Air
Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated.

Environmental Matters and Litigation

System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the cost of future operations. The more significant additional environmental initiatives currently being considered
(in terms of their potential adverse financial effect on the companies) are:

    NOx reductions of 75% from a 1990 baseline by mid-year 2003, depending upon modeling studies required by the Ozone Transport Commission established under Title I of the CAAA. A 55% reduction is currently mandated.

    NOx reductions of 85% from a 1990 baseline by mid-year 2003 under a State Implementation Plan
    (SIP) call proposed by the Environmental Protection
    Agency (EPA) in November 1997, as well as by petitions filed with the EPA in August 1997 by eight northeastern states proposing an 85% reduction.

    CO2 reductions of 7% below 1990 levels agreed to by the Clinton Administration in a protocol for greenhouse gas reductions at a conference in Kyoto, Japan, in December 1997. The protocol requires approval of the United States Senate to become effective.

The NOx reduction proposals beyond 55% are being vigorously opposed by the companies and other coal-burning utilities and by other affected constituencies in coal producing states. In
January 1998, the Chambers of Commerce in Virginia and West Virginia announced that they had joined in the first court challenge, accusing the EPA of failing to assess the impact of the 75% and 85% reduction proposals on small businesses. The EPA contends that the Small Business Regulatory
Enforcement Fairness Act of 1996 does not

                                The Potomac Edison Company

apply. The United States Senate has indicated that it will not approve the Kyoto protocol because of its failure to include CO2 reduction requirements on developing nations. The Company cannot predict the outcome of these issues.

In the normal course of business, the Company becomes involved in various legal proceedings. The
Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

The Company previously reported that the EPA had identified it and its affiliates and approximately
875 others as potentially responsible parties in a Superfund site subject to cleanup.
The Company has also been named as a defendant along with multiple other defendants in pending asbestos cases involving one or more plaintiffs.
The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

                                 West Penn Power Company
                                   and Subsidiaries


REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors of
West Penn Power Company


In our opinion, the accompanying consolidated balance sheet and consolidated statement of capitalization and the related consolidated statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of West Penn Power
Company (a subsidiary of Allegheny Energy, Inc.)
and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
February 4, 1998

                                        West Penn Power Company
                                          and Subsidiaries

 CONSOLIDATED STATEMENT OF INCOME

                                                 YEAR ENDED DECEMBER 31
                                              1997          1996        1995
                                                  (Thousands of Dollars)
Electric Operating Revenues:
  Residential.........................   $  393,036    $  402,083   $  401,186
  Commercial..........................      223,347       224,663      224,144
  Industrial..........................      352,730       355,120      356,937
  Wholesale and other, including
     affiliates.......................       72,459        74,328       73,388
  Bulk power transactions, net........       40,590        32,930       25,438
    Total Operating Revenues..........    1,082,162     1,089,124    1,081,093

  Operating Expenses:
  Operation:
    Fuel..............................      254,210       239,337      237,376
    Purchased power and exchanges,net.      120,005       126,908      129,457
    Deferred power costs, net.........       (7,944)       13,635       15,091
    Other.............................      157,780       151,642      141,355
  Maintenance.........................       98,252       104,211      114,489
  Restructuring charges and asset
   write-offs.........................                     53,343       11,099
  Depreciation........................     113,793        119,066      112,334
  Taxes other than income taxes.......      90,140         90,132       89,694
  Federal and state income taxes......      73,279         47,455       61,745
    Total Operating Expenses..........     899,515        945,729      912,640
    Operating Income..................     182,647        143,395      168,453

  Other Income and Deductions:
  Allowance for other than borrowed
   funds used during construction.......     2,107          1,434        2,974
  Other income, net.....................    17,562         13,439       12,287
    Total Other Income and Deductions...    19,669         14,873       15,261
    Income Before Interest Charges......   202,316        158,268      183,714

  Interest Charges:
    Interest on long-term debt..........    64,990         64,988       64,571
    Other interest......................     4,639          6,084        3,331
    Allowance for borrowed funds
     used during construction...........    (1,978)        (1,289)      (2,067)
       Total Interest Charges...........    67,651         69,783       65,835

    Consolidated Net Income.............$  134,665     $   88,485   $  117,879


         CONSOLIDATED STATEMENT OF RETAINED EARNINGS

Balance at January .....................$  441,283     $  451,719   $  433,801
Add:
  Consolidated net income...............   134,665         88,485      117,879

                                           575,948        540,204      551,680
Deduct:
  Dividends on capital stock of the Company:
    Preferred stock.....................     3,430          3,423        6,204
    Common stock........................    96,960         95,498       91,600
  Charge on redemption of
   preferred stock.........................                              2,157
      Total Deductions.....................100,390         98,921       99,961

Balance at December 31....................$475,558     $  441,283   $  451,719

See accompanying notes to consolidated financial statements.

                                      West Penn Power Company
                                        and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31
                                           1997        1996        1995
                                              (Thousands of Dollars)

Cash Flows from Operations:
  Consolidated net income..........      $ 134,665    $ 88,485     $117,879
  Depreciation.....................        113,793     119,066      112,334
  Deferred investment credit and
   income taxes, net...............         31,381       2,022        2,364
  Deferred power costs, net........         (7,944)     13,635       15,091
  Unconsolidated subsidiaries'
   dividends in excess of earnings..         1,702       5,191        4,034
  Allowance for other than borrowed
   funds used during construction...        (2,107)     (1,434)      (2,974)
  Restructuring liability...........       (23,052)     25,879        6,492
  PURPA project buyout..............       (48,000)
  Changes in certain current assets
   and liabilities:
    Accounts receivable, net........       (12,382)      23,671     (30,280)
    Materials and supplies..........        (3,421)       8,847       9,022
    Accounts payable................         7,507      (14,809)    (15,041)
    Other, net......................        11,532        1,714     (11,258)

                                           203,674      272,267     207,663


Cash Flows from Investing:
  Construction expenditures (less
   allowance for equity funds used
   during construction)...............     (125,947)   (129,172)   (146,148)


Cash Flows from Financing:
  Retirement of preferred stock.......                              (72,369)
  Issuance of long-term debt and
   QUIDS..............................                              143,700
  Retirement of long-term debt........                             (105,888)
  Short-term debt, net................       18,659     (36,831)     70,218
  Notes receivable from affiliates....        2,900      (2,900)      1,000
  Dividends on capital stock:
    Preferred stock...................       (3,430)     (3,423)     (6,204)
    Common stock......................      (96,960)    (95,498)    (91,600)

                                            (78,831)   (138,652)    (61,143)


Net Change in Cash and Temporary
  Cash Investments.....................      (1,104)      4,443          372
Cash and Temporary Cash Investments
 at January 1..........................       5,160         717          345
Cash and Temporary Cash Investments
 at December 31................            $  4,056    $  5,160     $    717


Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest (net of amount
     capitalized)..........................$ 64,594  $  65,149    $ 64,374
    Income taxes............................ 43,297     57,126      64,330


See accompanying notes to consolidated financial statements.

                                 F-59
                                         West Penn Power Company
                                           and Subsidiaries

CONSOLIDATED BALANCE SHEET

                                                          DECEMBER 31
ASSETS                                                1997             1996
                                                     (Thousands of Dollars)

Property, Plant, and Equipment:
  At original cost, including
   $117,588,000 and $102,003,000
   under construction.......................       $3,293,039      $3,182,208
  Accumulated depreciation..................       (1,254,900)     (1,152,383)
                                                    2,038,139       2,029,825
Investments and Other Assets:
  Allegheny Generating Company--common stock
    at equity...............................           89,783          91,330
  Other.....................................              721             881
                                                       90,504          92,211
Current Assets:
  Cash and temporary cash investments.......            4,056           5,160
  Accounts receivable:
    Electric service, net of $13,326,000
      and $11,524,000 uncollectible
      allowance.............................          128,348         117,240
    Affiliated and other....................           21,525          20,251
  Notes receivable from affiliate...........                            2,900
  Materials and supplies--at average cost:
    Operating and construction..............           34,212          34,011
    Fuel....................................           29,467          26,247
  Deferred income taxes.....................           11,959          29,003
  Prepaid taxes.............................           11,738          20,688
  Other.....................................            2,252           7,492
                                                      243,557         262,992
Deferred Charges:
  Regulatory assets.........................          333,235         284,099
  Unamortized loss on reacquired debt.......            9,725          10,990
  Other.....................................           31,999          19,620
                                                      374,959         314,709
Total.......................................       $2,747,159      $2,699,737


CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock, other paid-in capital,
   and retained earnings.....................      $  997,027      $  962,752
  Preferred stock............................          79,708          79,708
  Long-term debt and QUIDS...................         802,319         905,243
                                                    1,879,054       1,947,703

Current Liabilities:
  Short-term debt............................          52,046          33,387
  Long-term debt due within one year.........         103,500
  Accounts payable...........................          73,584          74,229
  Accounts payable to affiliates.............          16,137           7,985
  Taxes accrued:
    Federal and state income.................           1,605             250
  Other......................................          22,728          28,649
  Interest accrued...........................          15,817          15,741
  Deferred power costs.......................                          10,107
  Restructuring liability....................           4,082          27,134
  Other......................................          24,375          21,341
                                                      313,874         218,823
Deferred Credits and Other Liabilities:
  Unamortized investment credit...............         45,206          47,786
  Deferred income taxes.......................        450,390         429,122
  Regulatory liabilities......................         34,326          33,302
  Other.......................................         24,309          23,001
                                                      554,231         533,211
Commitments and Contingencies (Note M)
Total.........................................     $2,747,159      $2,699,737

See accompanying notes to consolidated financial statements.

                                    F-60
                                         West Penn Power Company
                                           and Subsidiaries

CONSOLIDATED STATEMENT OF CAPITALIZATION


                                                                DECEMBER 31
                                                1997          1996         1997      1996
                                             (Thousands of Dollars)  (Capitalization Ratios)

Common Stock of the Company:
  Common stock--no par value, authorized
   28,902,923 shares, outstanding
   24,361,586 shares......................   $ 465,994    $  465,994
  Other paid-in capital...................      55,475        55,475
  Retained earnings.......................     475,558       441,283
      Total...............................     997,027       962,752      53.1%     49.4%

Preferred Stock of the Company:
  Cumulative preferred stock--par value
   $100 per share, authorized 3,097,077
   shares, outstanding as follows:

              December 31, 1997
                          Regular
              Shares     Call Price    Date of
Series      Outstanding   Per Share     Issue
4-1/2%        297,077      $110.00       1939    29,708        29,708
4.20% B        50,000       102.205      1948     5,000         5,000
4.10% C        50,000       103.50       1949     5,000         5,000
Auction
4.008%-4.29%  400,000       100.00       1992    40,000        40,000
   Total (annual dividend requirements
    $3,391,847)                                  79,708        79,708      4.2       4.1

Long-Term Debt and QUIDS:
First mortgage
bonds:        Date of  Date         Date
               Issue   Redeemable   Due
5-1/2% JJ      1993      1998       1998        102,000       102,000
6-3/8% KK      1993      2003       2003         80,000        80,000
7-7/8% GG      1991      2001       2004         70,000        70,000
7-3/8% HH      1992      2002       2007         45,000        45,000
8-7/8% FF      1991      2001       2021        100,000       100,000
7-7/8% II      1992      2002       2022        135,000       135,000
8-1/8% LL      1994      2004       2024         65,000        65,000
7-3/4% MM      1995      2005       2025         30,000        30,000

                                December 31, 1997
                                  Interest Rate
Quarterly Income Debt Securities
  due 2025......................    8.00%        70,000        70,000
Secured notes due 1998-2024.....4.95%-6.875%    202,550       202,550
Unsecured notes due 2000-2007...    6.10%        14,435        14,435
Unamortized debt discount.......                 (8,166)       (8,742)
Total (annual interest
  requirements $64,988,743)                     905,819       905,243
Less current maturities.........               (103,500)
     Total......................                802,319       905,243     42.7      46.5
Total Capitalization............             $1,879,054    $1,947,703    100.0%    100.0%


See accompanying notes to consolidated financial statements.

                                      West Penn Power Company
                                        and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(These notes are an integral part of the consolidated financial statements.)


NOTE A: SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

The Company is a wholly owned subsidiary of Allegheny
Energy, Inc. and is a part of the Allegheny Energy integrated electric utility system (the System).

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

Revenues
     Revenues are recognized in the same period in which the related electric services are provided to customers by recording an estimate for unbilled revenues for services provided from the meter reading date to the end of the accounting period.

Deferred Power Costs, Net
     Prior to May 1, 1997, the costs of fuel, purchased power, and certain other costs, and revenues from sales to other companies, including transmission services, were deferred until they were either recovered from or credited to customers under fuel and energy cost recovery procedures. The Company discontinued this practice effective May 1, 1997.

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

                                        West Penn Power Company
                                          and Subsidiaries

Allowance for Funds Used During Construction
     AFUDC, an item that does not represent current cash income, is defined in applicable regulatory systems of accounts as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC is recognized as a cost of property, plant, and equipment with offsetting credits to other income and interest charges. Rates used for computing AFUDC in 1997, 1996, and 1995 were 8.30%, 7.83%, and 8.90%, respectively.  AFUDC is not included
in the cost of construction when the cost of financing the construction is being recovered through rates.

Depreciation and Maintenance
     Provisions for depreciation are determined generally on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 3.7%, 4.0%, and 3.9%, of average depreciable property in 1997, 1996, and 1995, respectively. The cost of maintenance and of certain replacements of property, plant, and equipment is charged principally to operating expenses.

Temporary Cash Investments
     For purposes of the consolidated statement of cash flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

Regulatory Assets and Liabilities
     In accordance with the Financial Accounting
Standards Board's Statement of Financial Accounting
Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's consolidated financial statements reflect assets and liabilities based on cost-based ratemaking regulation.

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

                                        West Penn Power Company
                                          and Subsidiaries

Postretirement Benefits
     The Company participates with affiliated companies of Allegheny Energy, Inc. in a noncontributory, defined benefit pension plan covering substantially all employees, including officers. Benefits are based on the employee's years of service and compensation. The funding policy is to contribute annually at least the minimum amount required under the Employee Retirement Income Security Act and not more than can be deducted for federal income tax purposes.

The Company and its affiliates also provide partially contributory medical and life insurance plans for eligible retirees and dependents. Medical benefits, which comprise the largest component of the plans, are based upon an age and years-of-service vesting schedule and other plan provisions. The funding plan for these costs is to contribute the maximum amount that can be deducted for federal income tax purposes. Funding of these benefits is made primarily into Voluntary Employee Beneficiary
Association trust funds. Medical benefits are self-insured. The life insurance plan is paid through insurance premiums.

Risk Management
     The Company uses derivative instruments to manage risk exposure associated with energy contracts.
Such instruments are used in accordance with a risk management policy adopted by the Board of Directors.
The fair value of such instruments at December 31, 1997, is not materially different from book value.

NOTE B:  PROPOSED MERGER

On April 7, 1997, Allegheny Power System, Inc.
(Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh,
Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction.
The combined company will be called Allegheny
Energy, Inc. (Allegheny Energy). It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including the Company, its regulated affiliates, and Duquesne Light Company. The companies stated in their announcement that the merger is expected to produce synergy savings of about $1 billion.

The merger is conditioned, among other things, upon the approval of each company's shareholders, the Pennsylvania Public Utility Commission (PUC), the
SEC, the FERC, the Nuclear Regulatory Commission
(NRC), and the Department of Justice/Federal Trade Commission (DOJ/FTC) under the Hart, Scott, Rodino
Antitrust Improvements Act (HSR).  Additionally,
Allegheny Power requested that the Maryland Public
Service Commission (PSC) approve the issuance of additional Allegheny Power stock to accomplish the transaction. The companies have established a schedule to obtain all regulatory approvals by June 30, 1998.
On May 2, 1997, Allegheny Power filed a registration statement with the SEC on Form S-4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby. In late June, the S-4 became effective, allowing Allegheny Power and DQE to pursue shareholder approval. Allegheny Power and DQE each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was approved by the shareholders of both companies. At Allegheny Power's

                                          West Penn Power Company
                                            and Subsidiaries

meeting, the shareholders also approved the change in Allegheny Power's name to Allegheny Energy, Inc.

On August 1, 1997, Allegheny Power and DQE jointly filed requests for merger approval with the PUC and the FERC, DQE filed the necessary approval requests with the NRC, and Allegheny Power filed its request with the PSC for approval to issue Allegheny Power stock. Subsequently, Allegheny Power filed for approval from the SEC under the Public Utility
Holding Company Act of 1935 (PUHCA) and both companies filed with the DOJ/FTC under the HSR.
The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings. Absent such hearings, Allegheny Energy expects a FERC order before the end of May 1998.
The PSC instituted a proceeding involving The
Potomac Edison Company, the Company's Maryland public utility affiliate, to examine the effect of the merger on Maryland customers for which a final determination is expected by May 1, 1998. In their Pennsylvania filings, the companies proposed the following:

    Duquesne Light will use the generation-related portion of its share of net operating synergy savings to shorten its stranded cost recovery period under the Pennsylvania Customer Choice Act and committed to a minimum increase in its stranded cost amortization of $160 million. It also agreed to use any earnings achieved above its allowed return on equity to further write down stranded cost and to reduce its distribution rates by $25 million in 2001 and freeze distribution rates at that level until the end of the transition period to full customer choice. (See Note C for information on the Customer Choice Act and stranded costs.)

    The Company agreed to share synergy savings achieved equitably between customers and shareholders after it earns its approved return on equity and agreed to freeze distribution rates until the end of the transition period to full customer choice.

On September 16, 1997, Allegheny Power officially changed its name to Allegheny Energy, Inc., by filing the appropriate papers in Maryland. Allegheny Energy began trading on the New York Stock Exchange under its new symbol, AYE, on October 1, 1997.

All of the Company's incremental costs of the merger process ($5.1 million through December 31, 1997) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs or when it is determined that the merger will not occur.

NOTE C:  COMPETITION AND CUSTOMER CHOICE

In December 1996, Pennsylvania enacted the
Electricity Generation Customer Choice and
Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. Major provisions of the legislation are:

    Customer choice for electric energy supply to be phased in beginning with one-third of customers on January 1, 1999; two-thirds the next year; and all customers beginning January 1, 2001.

                                  F-65
                                        West Penn Power Company
                                          and Subsidiaries

    Transmission and distribution rates remain regulated and are capped until July 1, 2001.
    Generation rates are capped until all customers receive market-based energy service.

    Pennsylvania utilities will be permitted to recover the amount of stranded costs approved by the PUC.

On August 1, 1997, concurrent with Allegheny Power's merger approval filing, the Company filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of the Company's electric service rates into generation, transmission, and distribution components; a plan to revise how the Company and its two utility affiliates share capacity, energy, capacity reserves, transmission resources, and costs; and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

Recovery of stranded costs is a key issue.  The
Company has listed its stranded cost exposure at about $1.6 billion (a January 1, 1999, present value amount before taxes), composed approximately of $1.1 billion for generation plant investment in excess of estimated market prices, $300 million of nonutility generation (NUG) contracts in excess of market prices, and $200 million of regulatory assets and transition costs. In accordance with the Company's interpretation of the legislation, the $1.6 billion estimate is based, among other things, on a forecast of future revenue requirements, market prices, and assumptions about future costs to be incurred. The embedded cost of the Company's generation assets are low in relation to other utilities in the state and the nation.
Because of this and intervenor testimony predicting sharply rising future market prices of electricity, virtually all intervenors in the Company's restructuring filing have recommended that the Company receive little or no CTC for stranded cost recovery. Their allegation is that, over the life of the assets, their forecasted market prices exceed the Company's costs, and, under those circumstances, little or no CTC is allowable pursuant to their interpretation of the Customer
Choice Act. Most intervenors generally agree with the Company that market prices in the early years of the transition period will be significantly lower than the Company's embedded costs, and, without a CTC, the Company's earnings for a number of years, will be severely eroded. To avoid the risks associated with estimating future market prices, the Company included as part of its restructuring plan a proposal to reset the CTC on a year-to-year basis based on actual market prices of electricity sales in its area, followed by a final stranded cost valuation in 3 to 5 years and, if necessary, to definitively determine the market value of its generation assets, in the final valuation in about 2003, to auction up to 5% (up to 330 MW) of the generation of the Company and Duquesne Light combined. Even if a CTC is allowed, the Company's stranded cost recovery, absent further action by the PUC, is restricted to about
$1.2 billion because of the restrictions imposed by the capped rates. Based on the estimates and projections supporting the stranded cost exposure of about $1.6 billion, the difference would be reflected as lower cash flow to the Company after the year 2005 than would have occurred with continued regulated rates.

                                        West Penn Power Company
                                          and Subsidiaries

The PUC has established a schedule of proceedings for the restructuring plan, concurrent with the merger proceedings, under which it would issue an order on the filing by the end of May 1998. This order will include a determination of the Company's rates for transmission and distribution services beginning January 1, 1999; generation rates for customers who take regulated generation service during the transition period (potentially 1999 through 2005 if customers so choose); and the CTC the Company will be allowed to charge through the transition period.
The Company cannot predict the outcome of the restructuring proceedings and the transition process. It believes that, as the lowest cost utility in the state, recovery of stranded costs should be allowed, at least during an interim period of low market prices, to maintain its financial strength.

Nevertheless, depending upon the outcome of the proceedings, the Company's future earnings beginning in 1999 could be severely adversely affected during the transition to deregulation of electricity generation.

Also pursuant to the Customer Choice Act, all electric utilities in Pennsylvania were required to establish and administer retail access pilot programs under which customers representing 5% of the load of each rate class must choose a generation supplier other than their local franchise utility. The pilot programs began on November 1, 1997, and will continue through December 31, 1998. To accomplish the 5% pilot requirement, the Company solicited customers to sign up for the program and then, through a lottery, selected about 33,000 participants from those who responded.

As ordered by the PUC, pilot participants will receive an energy credit to their bills from their local utility (for example, 3.45 cents per kWh for residential customers in the Company's case), and will reach agreement with an alternate supplier as to their price for energy. The savings to the Company's customers will be the difference between the alternate supplier's price and the Company's credit. To assure participation in the pilot program, the credit established by the PUC is artificially high (greater than the Company's generation costs), with the result that the Company has estimated it could suffer a revenue loss of up to $10 million in 1998 for the pilot. The Company is attempting to mitigate the loss by competing for sales to pilot participants of other utilities as an alternate supplier. The PUC has approved the Company's pilot compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset subject to review and potential rate recovery. Accordingly, the Company is deferring the net revenue losses as a regulatory asset. The credit only applies to the pilot program through December 31, 1998. Beginning
January 1, 1999, customers with choice will pay the generation charges they negotiate with the energy supplier they choose as well as the transmission and distribution charges and the CTC charge from their franchise utility.

Under the PUC's pilot program procedures, all companies who wish to compete as alternate electricity suppliers are required to be approved by the PUC as licensed suppliers through a filing and registration process. The Company filed for and obtained PUC approval as an alternate supplier
(under the brand name of Allegheny Power) to sell to the pilot participating customers of all electric utilities in the state other than its own.
Accordingly, the Company is incurring marketing and pilot program expenditures to compete for

                                  F-67
                                        West Penn Power Company
                                          and Subsidiaries

electricity sales to the 5% of Pennsylvania customers of other utilities who have the right to choose their supplier under the pilot program.

In preparation for retail competition in Pennsylvania, the Company filed a petition on February 28, 1997, with the PUC asking for permission to zero its Energy Cost Rate (ECR) and state tax surcharge tariffs and to roll energy costs and state tax adjustments into base rates, effective May 1, 1997. On April 24, 1997, the PUC approved the Company's request. The Company's petition was necessitated by the passage of the Customer Choice
Act, which capped electric rates in Pennsylvania as of January 1, 1997. Prior to May 1, 1997, changes in the Company's costs of fuel, purchased power, and certain other costs, and changes in revenues from sales to other utilities, including transmission services, were passed on to customers by adjustment to customer bills through the ECR with the result that such changes had no effect on net income. Effective May 1, 1997, the Company began assuming the risks and benefits of changes in these costs and revenues.

In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue Number 97-4, Deregulation of the
Pricing of Electricity-Issues Related to the Application of FASB Statement Numbers 71 and 101, which concluded that utilities should discontinue application of Statement of Financial Accounting
Standards (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the Customer
Choice Act in Pennsylvania establishes such processes, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business on or before the end of May 1998, the date by which the PUC must issue its order on the Company's comprehensive restructuring plan. One of the conclusions of the EITF is that, after discontinuing SFAS No. 71, utilities should continue to carry on their books the assets and liabilities recorded under SFAS No.
71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business.
Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities. The
Customer Choice Act establishes definitive processes for transition to deregulation and market-based pricing for electric generation, which include continuing cost-of-service based ratemaking for transmission and distribution services, subject to rate caps, and provide for a nonbypassable CTC to give utilities the opportunity to recover their stranded costs over the transition period. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71.

In December 1997, the Maryland Public Service
Commission ordered an electric competition transition plan for Maryland utilities, including the Company's affiliate, The Potomac Edison
Company, as to its operations in Maryland.  The
Maryland plan requires, among other things, full retail customer choice by July 1, 2002, in yearly one-third increments beginning July 1, 2000, a price cap mechanism and recovery of verifiable and prudent stranded costs.

                               F-68
                                        West Penn Power Company
                                          and Subsidiaries

NOTE D:  RESTRUCTURING CHARGES AND ASSET WRITE-OFFS

In 1996, the System, including the Company, essentially completed its restructuring activities initiated in 1994, simplifying the management structure, streamlining operations, and began doing business under the trade name of Allegheny Power.
During 1996, restructuring activities included consolidating operating divisions, customer services, and other functions. By reorganizing and eliminating certain processes and consolidating common decentralized functions, the System reduced employment by about 1,000 employees since October
1994. These reductions were accomplished through a voluntary separation plan, attrition, and layoffs.

In 1996 and 1995, the Company recorded
restructuring charges of $42.6 million ($25.1 million after tax) and $7.3 million ($4.3 million after tax), respectively, in operating expenses, including its share of all restructuring charges associated with the reorganization. These charges reflect liabilities and payments for severance, employee termination costs, and other restructuring costs.
The current portion of the restructuring liability excluding benefit plans' curtailment adjustments to postretirement liabilities (which are primarily recorded in other deferred credits) consists of:

(Thousands of Dollars)                               1997            1996

Restructuring liability:
  Balance at beginning of period.............       $27,134        $ 6,492
    Accruals.................................                       37,343
    Less payments............................       (23,052)       (16,701)
  Balance at end of period..................        $ 4,082        $27,134

In 1996, the Company wrote off $10.8 million ($6.3 million after tax) of previously accumulated costs related to a proposed transmission line. In the industry's more competitive environment, it was no longer reasonable to assume future recovery of these costs in rates.

In connection with changes in inventory management objectives, the Company in 1995 recorded $3.8 million ($2.3 million after tax) for the write-off of obsolete and slow-moving materials.

As part of the reorganization, the Company and its utility affiliates in 1996 expanded the intercompany use of each other's employees to optimize the use of their skills. In 1997 virtually all the employees in the System, including all of the Company's employees, were transferred to Allegheny Power Service Corporation
(APSC) to facilitate the intercompany use of personnel. APSC was formed in 1963 pursuant to the PUHCA to perform certain functions common to all companies in the System. APSC bills each company at its cost (without profit) based on the work performed and services provided to each company.

                            F-69
                                        West Penn Power Company
                                          and Subsidiaries

NOTE E:  INCOME TAXES

Details of federal and state income tax provisions are:

(Thousands of Dollars)                        1997       1996       1995

Income taxes--current:
   Federal.............................  $29,426       $32,778    $49,928
   State...............................   12,357        12,975      9,344
    Total..............................   41,783        45,753     59,272
Income taxes--deferred, net of
  amortization........................    33,961         4,602      4,944
Amortization of deferred
  investment credit...................    (2,580)       (2,580)    (2,580)
    Total income taxes................    73,164        47,775     61,636
Income taxes--credited (charged)
  to other income and deductions......       115          (320)       109
Income taxes--charged to operating
  income..............................   $73,279       $47,455    $61,745


The total provision for income taxes is different from the amount produced by applying the federal income statutory tax rate of 35% to financial accounting income, as set forth below:

(Thousands of Dollars)                    1997         1996         1995

Financial accounting income before
  income taxes.......................   $207,944     $135,900    $179,600
Amount so produced...................   $ 72,800     $ 47,600    $ 62,900
Increased (decreased) for:
  Tax deductions for which deferred
    tax was not provided:
      Lower tax depreciation.........      5,700        3,300       4,300
      Plant removal costs............      1,400        2,100        (900)
  State income tax, net of federal
    income tax benefit...............      4,900        8,900       9,300
  Amortization of deferred
    investment credit................     (2,580)      (2,580)     (2,580)
  Equity in earnings of subsidiaries.     (6,300)      (4,600)     (4,300)
  Other, net.........................     (2,641)      (7,265)     (6,975)
    Total............................   $ 73,279     $ 47,455    $ 61,745


Federal income tax returns through 1993 have been examined and substantially settled through 1991.

                                        West Penn Power Company
                                          and Subsidiaries

At December 31, the deferred tax assets and liabilities consist of the following:

(Thousands of Dollars)                               1997         1996

Deferred tax assets:
  Unamortized investment tax credit............  $ 31,570       $ 33,243
  Tax interest capitalized.....................    19,220         18,862
  Postretirement benefits other than pensions. .   12,857         11,039
  Unbilled revenue.............................     9,226            631
  Contributions in aid of construction.........     6,520          6,239
  Restructuring................................     2,709         10,058
  Other........................................    25,777         28,177

                                                  107,879        108,249
Deferred tax liabilities:
  Book vs. tax plant basis differences, net....   493,361        483,042
  Other........................................    52,949         25,326

                                                  546,310        508,368
Total net deferred tax liabilities.............   438,431        400,119
Add portion above included in current assets...    11,959         29,003
   Total long-term net deferred tax liabilities. $450,390       $429,122


NOTE F:  DIVIDEND RESTRICTION

Supplemental indentures relating to certain outstanding bonds of the Company contain dividend restrictions under the most restrictive of which $70,576,000 of consolidated retained earnings at December 31, 1997, is not available for cash dividends on common stock, except that a portion thereof may be paid as cash dividends where concurrently an equivalent amount of cash is received by the Company as a capital contribution or as the proceeds of the issue and sale of shares of its common stock.

NOTE G:  ALLEGHENY GENERATING COMPANY

The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 MW, in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia
Electric and Power Company, a nonaffiliated utility.

AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity
(ROE).  Pursuant to a settlement agreement filed
April 4, 1996, with the FERC, AGC's ROE was set at
11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.
Notice of such intent to seek a revision in ROE must be filed during a notice period each year between November 1 and November 15. No requests for change were filed during the 1997 notice period. Therefore, AGC's ROE will remain at 11% for 1998.

                                F-71
                                        West Penn Power Company
                                          and Subsidiaries

Following is a summary of financial information for AGC:

                                                       December 31
(Thousands of Dollars)                             1997           1996

Balance sheet information:
   Property, plant, and equipment............... $635,485       $660,872
   Current assets...............................   11,876          7,659
   Deferred charges.............................   16,559         23,877
    Total assets...............................  $663,920       $692,408

   Total capitalization......................... $348,258       $431,589
   Current liabilities..........................   70,540         15,531
   Deferred credits.............................  245,122        245,288
    Total capitalization and liabilities.......  $663,920       $692,408


                                              Year Ended December 31
(Thousands of Dollars)                    1997         1996         1995

Income statement information:
   Electric operating revenues.........  $76,458      $83,402      $86,970
   Operation and maintenance expense...    4,877        5,165        5,740
   Depreciation........................   17,000       17,160       17,018
   Taxes other than income taxes.......    4,835        4,801        5,091
   Federal income taxes................   11,213       13,297       13,552
   Interest charges....................   15,391       16,193       18,361
   Other income, net...................   (9,126)          (3)         (16)
    Net income........................   $32,268      $26,789      $27,224



The Company's share of the equity in earnings was $14.5 million, $12.1 million, and $12.3 million for 1997, 1996, and 1995, respectively, and is included in other income, net, on the Company's
Consolidated Statement of Income.

NOTE H:  POSTRETIREMENT BENEFITS

As described in Note A, the Company and its affiliates participate in a pension plan and medical and life insurance plans for eligible employees and dependents. The Company is responsible for its proportional share of the costs (credits) and liabilities of the plans. As described in Note D, in 1997 the Company transferred all of its employees to APSC. The
Company's share of the costs (credits) of these plans, a portion of which (about 25% to 30%) was charged to plant construction, is as follows:

(Thousands of Dollars)                    1997       1996       1995

Pension..............................   $(3,037)    $  564     $1,217
Medical and life insurance...........   $ 4,551     $9,039     $8,237

                                        West Penn Power Company
                                          and Subsidiaries

NOTE I:  REGULATORY ASSETS AND LIABILITIES

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

Regulatory assets, net of regulatory liabilities, reflected in the Consolidated Balance Sheet at December 31 relate to:

(Thousands of Dollars)                           1997           1996

Long-Term Assets (Liabilities), Net:
  Income taxes, net.........................   $247,574        $244,142
  PURPA project buyout........................   48,000
  Storm damage................................    1,326           1,598
  Postretirement benefits.....................      823           1,520
  Deferred power costs, (reported in
    other deferred charges)...................    7,000           7,211
  Other, net..................................    1,186           3,537
   Subtotal..................................   305,909         258,008
Current Liabilities:
  Income taxes (reported in other current
    liabilities)..............................                     (921)
  Deferred power costs........................                  (10,107)
    Subtotal..................................                  (11,028)
      Net Regulatory Assets................... $305,909        $246,980


NOTE J:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:

                                      1997                      1996
                           Carrying     Fair        Carrying         Fair
(Thousands of Dollars)      Amount      Value        Amount          Value

Assets:
  Temporary cash
    investments........   $    573     $    573
Liabilities:
  Short-term debt......     52,046       52,046       $ 33,387      $ 33,387
  Long-term debt
    and QUIDS..........    913,985      953,700        913,985       931,725

                                        West Penn Power Company
                                          and Subsidiaries

The carrying amount of temporary cash investments, as well as short-term debt, approximates the fair value because of the short maturity of those instruments. The fair value of long-term debt and QUIDS was estimated based on actual market prices or market prices of similar issues. The Company has no financial instruments held or issued for trading purposes.

NOTE K:  CAPITALIZATION

Preferred Stock

All of the preferred stock is entitled on voluntary liquidation to its then current call price and on involuntary liquidation to $100 a share. The holders of the Company's market auction preferred stock are entitled to dividends at a rate determined by an auction held the business day preceding each quarterly dividend payment date.

Long-Term Debt and QUIDS

Maturities for long-term debt for the next five years are: 1998, $103,500,000; 1999, $1,500,000;
2000, $2,500,000; 2001, $2,500,000; and 2002,
$3,000,000. Substantially all of the properties of the Company are held subject to the lien securing its first mortgage bonds. Some properties are also subject to a second lien securing certain pollution control and solid waste disposal notes. Certain first mortgage bond series are not redeemable by certain refunding until dates established in the respective supplemental indentures.

NOTE L:  SHORT-TERM DEBT

To provide interim financing and support for outstanding commercial paper, the System companies have established lines of credit with several banks. The Company has SEC authorization for total short-term borrowings of $182 million, including money pool borrowings described below. The Company has fee arrangements on all of its lines of credit and no compensating balance requirements. In addition to bank lines of credit, an internal money pool accommodates intercompany short-term borrowing needs, to the extent that certain of the regulated companies have funds available.

Short-term debt outstanding for 1997 and 1996 consisted of:

(Thousands of Dollars)                         1997          1996

Balance and interest rate
  at end of year:
    Commercial Paper..................$12,046-6.50%      $33,387-7.00%
    Notes Payable to Banks............ 40,000-6.75%
 Average amount outstanding and
  interest rate during the year:
    Commercial Paper..................  3,376-5.73%      $ 9,245-5.51%
    Notes Payable to Banks............  5,526-5.67%       10,200-5.51%
    Money Pool........................ 17,628-5.48%        3,229-5.25%

                                        West Penn Power Company
                                          and Subsidiaries

NOTE M:  COMMITMENTS AND CONTINGENCIES

Construction Program

The Company has entered into commitments for its construction program, for which expenditures are estimated to be $112 million for 1998 and $116 million for 1999. Construction expenditure levels in 2000 and beyond will depend upon the strategy eventually selected for complying with Phase
II of the Clean Air Act Amendments of 1990 (CAAA) and the extent to which environmental initiatives currently being considered become mandated.

Environmental Matters and Litigation

System companies are subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require them to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may affect adversely the cost of future operations.

The more significant additional environmental initiatives currently being considered (in terms of their potential adverse financial effect on the companies) are:

    NOx reductions of 75% from a 1990 baseline by mid-year 2003, depending upon modeling studies required by the Ozone Transport Commission established under Title I of the CAAA. A 55% reduction is currently mandated.

    NOx reductions of 85% from a 1990 baseline by mid-year 2003 under a State Implementation Plan
    (SIP) call proposed by the Environmental Protection
    Agency (EPA) in November 1997, as well as by petitions filed with the EPA in August 1997 by eight northeastern states proposing an 85% reduction.

    CO2 reductions of 7% below 1990 levels agreed to by the Clinton Administration in a protocol for greenhouse gas reductions at a conference in Kyoto, Japan, in December 1997. The protocol requires approval of the United States Senate to become effective.

The NOx reduction proposals beyond 55% are being vigorously opposed by the companies and other coal-burning utilities and by other affected constituencies in coal producing states. In January 1998, the Chambers of Commerce in Virginia and West Virginia announced that they had joined in the first court challenge, accusing the EPA of failing to assess the impact of the 75% and 85% reduction proposals on small businesses.
The EPA contends that the Small Business Regulatory
Enforcement Fairness Act of 1996 does not apply.
The United States Senate has indicated that it will not approve the Kyoto protocol because of its failure to include CO2 reduction requirements on developing nations. The Company cannot predict the outcome of these issues.

In the normal course of business, the Company becomes involved in various legal proceedings. The
Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

The Company previously reported that the EPA had identified it and its affiliates and approximately
875 others as potentially responsible parties in a Superfund site subject to cleanup. The Company has also been named as a defendant along with multiple other defendants in pending asbestos cases

                                        West Penn Power Company
                                          and Subsidiaries

involving one or more plaintiffs. The Company believes that provisions for liabilities and insurance recoveries are such that final resolution of these claims will not have a material effect on its financial position.

                                Allegheny Generating Company

REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors of
Allegheny Generating Company


In our opinion, the accompanying balance sheet and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Allegheny Generating Company
(a subsidiary of  Allegheny Energy, Inc.) at December 31,
1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
February 4, 1998

                                       Allegheny Generating Company


STATEMENT OF INCOME

                                                  YEAR ENDED DECEMBER 31
                                                1997       1996       1995
                                                  (Thousands of Dollars)

Electric Operating
  Revenues.................................. $76,458     $83,402    $86,970
  Operating Expenses:
  Operation and maintenance expense.........   4,877       5,165      5,740
  Depreciation..............................  17,000      17,160     17,018
  Taxes other than income taxes.............   4,835       4,801      5,091
  Federal income taxes......................  11,213      13,297     13,552
    Total Operating Expenses................  37,925      40,423     41,401
    Operating Income........................  38,533      42,979     45,569

Other Income, net...........................   9,126           3         16
  Income Before Interest Charges............  47,659      42,982     45,585

Interest Charges:
  Interest on long-term debt................  14,431      15,235     16,859
  Other interest............................     960         958      1,502
    Total Interest Charges..................  15,391      16,193     18,361

Net Income.................................. $32,268     $26,789    $27,224



STATEMENT OF RETAINED EARNINGS

Balance at January 1........................ $     0     $ 4,153    $12,729
Add:
  Net income................................  32,268      26,789     27,224

                                               32,268     30,942     39,953
Deduct:
  Dividends on common stock.................   32,268*    30,942*    35,800

Balance at December 31......................  $     0    $     0    $ 4,153

*Excludes cash dividends paid from other paid-in capital.

See accompanying notes to financial statements.

                                 F-78
                                   Allegheny Generating Company

STATEMENT OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31
                                               1997        1996        1995
                                                  (Thousands of Dollars)
Cash Flows from Operations:
  Net income.........................        $ 32,268    $ 26,789    $ 27,224
  Depreciation.......................          17,000      17,160      17,018
  Tax-related contract settlement....           8,835
  Deferred investment credit and
   income taxes, net.................           6,329      10,898       6,508
  Changes in certain current assets
   and liabilities:
     Accounts receivable.............           1,331       3,937      (3,758)
     Materials and supplies..........             260         (43)        144
     Accounts payable................           5,913         206         (32)
     Other, net......................              28      (3,739)      3,034

                                               71,964      55,208      50,138

Cash Flows from Investing:
  Construction expenditures...........           (444)       (178)     (2,177)


Cash Flows from Financing:
  Retirement of long-term debt........        (30,592)    (16,943)    (12,175)
  Cash dividends on common stock......        (35,700)    (37,987)    (35,800)

                                              (66,292)    (54,930)    (47,975)

Net Change in Cash and Temporary Cash
  Investments..........                         5,228         100         (14)
Cash at January 1......................           131          31          45
Cash and Temporary Cash Investments
  at December 31................          $     5,359    $    131          31


Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest...........................   $    14,770    $ 15,703    $ 17,165
    Income taxes.......................        10,313       6,256       5,274

See accompanying notes to financial statements.

                                  F-79
                                       Allegheny Generating Company

BALANCE SHEET

                                                        DECEMBER 31
ASSETS                                              1997             1996
                                                   (Thousands of Dollars)
Property, Plant, and Equipment:
  At original cost, including $906,000
    and $508,000 under construction.......        $ 828,658     $   837,050
  Accumulated depreciation................         (193,173)       (176,178)

                                                    635,485         660,872

Current Assets:
  Cash and temporary cash investments.....            5,359             131
  Accounts receivable from Parents........                6           1,337
  Materials and supplies--at average
   cost...................................            1,832           2,092
  Prepaid taxes...........................            4,442           3,860
  Other...................................              237             239

                                                     11,876           7,659

Deferred Charges:
  Regulatory assets........................           7,979          14,475
  Unamortized loss on reacquired debt......           8,393           9,147
  Other....................................             187             255

                                                     16,559          23,877
Total......................................       $ 663,920       $ 692,408


CAPITALIZATION AND LIABILITIES

Capitalization :
  Common stock - $1.00 par value per share,
    authorized 5,000 shares, outstanding
    1,000 shares............................      $        1       $       1
  Other paid-in capital.....................         199,522         202,954
                                                     199,523         202,955
  Long-term debt.............................        148,735         228,634

                                                     348,258         431,589

Current Liabilities:
  Long-term debt due within one year.........         60,000          10,600
  Accounts payable to affiliates.............          6,135             222
  Interest accrued...........................          4,404           4,709
  Other......................................              1

                                                      70,540          15,531

Deferred Credits:
  Unamortized investment credit...............        48,342          49,665
  Deferred income taxes.......................       169,325         168,168
  Regulatory liabilities......................        27,455          27,455

                                                     245,122         245,288

Total.........................................     $ 663,920       $ 692,408

See accompanying notes to financial statements.

                                       Allegheny Generating Company

NOTES TO FINANCIAL STATEMENTS
(These notes are an integral part of the financial statements.)


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Virginia in 1981. Its common stock is owned by Monongahela Power Company -
27%, The Potomac Edison Company - 28%, and West Penn
Power Company - 45% (the Parents).
The Parents are wholly-owned subsidiaries of Allegheny
Energy, Inc. and are a part of the Allegheny Energy integrated electric utility system. The Company is subject to regulation by the Securities and Exchange
Commission (SEC) and by the Federal Energy Regulatory
Commission (FERC). Significant accounting policies of the Company are summarized below.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosures of contingencies during the reporting period, which in the normal course of business are subsequently adjusted to actual results.

Property, Plant, and Equipment
     Property, plant, and equipment are stated at original cost, and consist of a 40% undivided interest in the Bath County pumpedstorage hydroelectric station and its connecting transmission facilities. The cost of depreciable property units retired, plus removal costs less salvage, are charged to accumulated depreciation.

Depreciation and Maintenance
     Provisions for depreciation are determined on a straight-line method based on estimated service lives of depreciable properties and amounted to approximately 2.1% of average depreciable property in each of the years 1997, 1996, and 1995. The cost of maintenance and of certain replacements of property, plant, and equipment is charged to operating expenses.

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

                                       Allegheny Generating Company

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

NOTE B:  PROPOSED MERGER

On April 7, 1997, Allegheny Power System, Inc.
(Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy).
It is expected that Allegheny Energy will continue to be operated as an integrated electric utility holding company and that the regulated electric utility companies will continue to exist as separate legal entities, including the Company, its Parents, and Duquesne Light Company. The companies stated in their announcement that the merger is expected to produce synergy savings of about $1 billion.
The merger is conditioned, among other things, upon the approval of each company's shareholders, the Pennsylvania Public Utility Commission (PUC), the SEC, the FERC, the Nuclear Regulatory Commission (NRC), and the Department of Justice/Federal Trade
Commission (DOJ/FTC) under the Hart, Scott, Rodino
Antitrust Improvements Act (HSR).  Additionally,
Allegheny Power requested that the Maryland Public
Service Commission (PSC) approve the issuance of additional Allegheny Power stock to accomplish the transaction. The companies have established a schedule to obtain all regulatory approvals by June 30, 1998.
On May 2, 1997, Allegheny Power filed a registration statement with the SEC on Form S-4 containing a joint proxy statement/prospectus with DQE concerning the merger and the transactions contemplated thereby.
In late June, the S-4 became effective allowing
Allegheny Power and DQE to pursue shareholder approval.
Allegheny Power and DQE each held separate shareholder meetings on August 7, 1997, at which the combination of the two companies was decisively approved by the shareholders of both companies. At Allegheny Power's meeting, the shareholders also approved the change in Allegheny Power's name to Allegheny Energy, Inc.

On August 1, 1997, Allegheny Power and DQE jointly filed requests for merger approval with the PUC and the FERC, DQE filed the necessary approval requests with the NRC, and Allegheny Power filed its request with the PSC for approval to issue Allegheny Power stock.
Subsequently, Allegheny Power filed for approval from the SEC under the Public Utility Holding Company Act of
1935 and both companies filed with the DOJ/FTC under HSR. The PUC has established a schedule of proceedings which is expected to result in an approval order by the end of May 1998. The FERC has not scheduled hearings.
Absent such hearings, Allegheny Energy expects a FERC order before the end of May 1998. The PSC instituted a proceeding involving The Potomac Edison Company, the
Company's Maryland public utility parent, to examine the effect of the merger on Maryland customers for which a final determination is expected by May 1, 1998.

                                       Allegheny Generating Company

On September 16, 1997, Allegheny Power officially changed its name to Allegheny Energy, Inc., by filing the appropriate papers in Maryland. Allegheny Energy began trading on the New York Stock Exchange under its new symbol, AYE, on October 1, 1997.

NOTE C:  INCOME TAXES

Details of federal income tax provisions are:

(Thousands of Dollars)                    1997        1996         1995

Current income taxes payable..........  $ 9,799      $2,401      $ 7,053
Deferred income taxes--
   accelerated depreciation............   7,652      12,220        7,818
Amortization of deferred
    investment credit................... (1,323)     (1,322)      (1,310)
      Total income taxes................ 16,128      13,299       13,561
Income taxes--charged to
    other income.......................  (4,915)         (2)          (9)
Income taxes--charged to
     operating income.................. $11,213     $13,297      $13,552


In 1997, the total provision for income taxes
($11,213,000) was less than the amount produced by applying the federal income tax statutory rate of 35% to financial accounting income before income taxes ($15,218,000), primarily due to income taxes charged to other income related to interest earned on a tax-related contract settlement.
Federal income tax returns through 1993 have been examined and substantially settled through 1991. At
December 31, the deferred tax assets and liabilities consist of the following:

(Thousands of Dollars)                              1997         1996

Deferred tax assets:
   Unamortized investment tax credit............ $ 27,455       $ 27,455

Deferred tax liabilities:
  Book vs. tax plant basis differences, net....   196,780        195,623
Total long-term net deferred tax liabilities...  $169,325       $168,168

                                       Allegheny Generating Company

NOTE D:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of financial instruments at December 31 were as follows:


                                      1997                    1996
                            Carrying        Fair       Carrying    Fair
(Thousands of Dollars)       Amount         Value       Amount     Value

Liabilities:
  Long-term debt:
    Debentures.........    $150,000     $144,410       $150,000   $138,872
    Medium-term notes..      60,000       60,000         70,600     70,600
    Commercial paper...                                  19,992     19,992

The fair value of debentures and medium-term notes was estimated based on actual market prices or market prices of similar issues. The carrying amount of commercial paper approximates the fair value because of the short maturity of those instruments. The Company has no financial instruments held or issued for trading purposes.

NOTE E:  CAPITALIZATION

The Company systematically reduces capitalization each year as its asset depreciates, resulting in the payment of dividends in excess of current earnings. The SEC has approved the Company's request to pay common dividends out of capital. In 1997 common dividends of $32,268,000 were paid from retained earnings, reducing the account balance to zero, and common dividends of $3,432,000 were paid from other paid-in capital. In
1996 common dividends of $30,942,000 and $7,045,000
were paid from retained earnings and other paid-in capital, respectively.

NOTE F:  LONG-TERM DEBT
The Company had long-term debt outstanding as follows:

                                      12-31-97
                                      Interest             December 31
(Thousands of Dollars)                  Rate          1997            1996

Debentures due:
  September 1, 2003...............      5.625%       $50,000        $ 50,000
  September 1, 2023...............      6.875%       100,000         100,000
Commercial paper..................                                    19,992
Medium term notes due 1998........      6.11%(1)      60,000          70,600
Unamortized debt discount.........                    (1,265)         (1,358)
    Total.........................                   208,735         239,234
Less current maturities...........                    60,000          10,600
    Total.........................                  $148,735        $228,634


(1) Weighted average interest rate at December 31, 1997.

                             Allegheny Generating Company

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

Maturities for long-term debt for the next five years are $60,000,000 in 1998.

                          S-1
                      SCHEDULE II



    ALLEGHENY ENERGY, INC. AND SUBSIDIARY COMPANIES

                Valuation and Qualifying Accounts
   For Years Ended December 31, 1997, 1996, and 1995

                              Col. A            Col. B                 Col.C                 Col. D            Col. E
                                                                      Additions
                                               Balance at     Charged to      Charged to                        Balance at
                                               beginning       costs and         other                            end of
                            Description        of period       expenses        accounts         Deductions         period
Allowance for uncollectible
  accounts:

Year ended December 31, 1997                  $15 052 494       $16 300 002     $ 3 869 153      $18 036 419    $17 185 230

Year ended December 31, 1996                  $13 046 900       $12 970 000     $ 3 243 945      $14 208 351    $15 052 494

Year ended December 31, 1995                  $11 352 674       $ 9 206 000     $ 3 130 418      $10 642 192    $13 046 900



(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                          S-2
                      SCHEDULE II



               MONONGAHELA POWER COMPANY

                Valuation and Qualifying Accounts
   For Years Ended December 31, 1997, 1996, and 1995

                            Col. A            Col. B                    Col. C                     Col.D             Col. E
                                                                        Additions
                                            Balance at         Charged to       Charged to                          Balance at
                                            beginning          costs and           other                              end of
                          Description       of period           expenses         accounts        Deductions           period
                                                                                    (A)             (B)
Allowance for uncollectible
  accounts:

Year ended December 31, 1997                $ 1 949 219         $ 3 699 997     $ 1 005 246      $ 4 478 456        $ 2 176 006

Year ended December 31, 1996                $ 2 266 808         $ 1 970 000     $   666 816      $ 2 954 405        $ 1 949 219

Year ended December 31, 1995                $ 1 910 605         $ 2 266 000     $   700 288      $ 2 610 085        $ 2 266 808


(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                          S-3
                      SCHEDULE II



              THE POTOMAC EDISON COMPANY

                Valuation and Qualifying Accounts
   For Years Ended December 31, 1997, 1996, and 1995




                               Col. A            Col. B                 Col. C                      Col.D                Col. E
                                                                        Additions
                                               Balance at      Charged to       Charged to                               Balance at
                                               beginning       costs and           other                                  end of
      Description                              of period       expenses          accounts         Deductions              period
                                                                                   (A)               (B)
Allowance for uncollectible
  accounts:

Year ended December 31, 1997                   $ 1 579 503     $ 3 700 000      $ 1 312 074       $ 4 908 092            $ 1 683 485

Year ended December 31, 1996                   $ 1 344 077     $ 2 514 000      $   957 372       $ 3 235 946            $ 1 579 503

Year ended December 31, 1995                   $ 1 175 437     $ 1 630 000      $   983 776       $ 2 445 136            $ 1 344 077


(A)  Recoveries.
(B)  Uncollectible accounts charged off.

                          S-4
                      SCHEDULE II



     WEST PENN POWER COMPANY AND SUBSIDIARY COMPANIES

               Valuation and Qualifying Accounts
     For Years Ended December 31, 1997, 1996, and 1995

                                 Col. A            Col. B                 Col. C                   Col. D            Col. E
                                                                         Additions
                                                 Balance at     Charged to        Charged to                        Balance at
                                                 beginning      costs and            other                            end of
      Description                                of period       expenses           accounts     Deductions           period
                                                                                      (A)           (B)
Allowance for uncollectible
  accounts:

Year ended December 31, 1997                     $11 523 772         $ 8 900 005  $ 1 551 833    $ 8 649 871        $13 325 739

Year ended December 31, 1996                     $ 9 436 015         $ 8 486 000  $ 1 619 757    $ 8 018 000        $11 523 772

Year ended December 31, 1995                     $ 8 266 632         $ 5 310 000  $ 1 446 354    $ 5 586 971        $ 9 436 015


(A)  Recoveries.
(B)  Uncollectible accounts charged off.

Supplementary Data
Quarterly Financial Data (Unaudited)
(Dollar Amounts in Thousands Except for Per Share Data)
                  Electric
                  Operating    Operating     Net      Earnings
                  Revenues      Income*     Income*   Per Share*
Quarter ended

AE
March 1997        $614 980     $124 094     $77 591   $ .64
June 1997          542 750       95 473      51 683     .42
September 1997     595 125      110 635      74 808     .61
December 1997      616 636      122 035      77 214     .63

March 1996         648 018       97 592      51 418     .43
June 1996          550 945      100 891      53 786     .44
September 1996     553 990       99 918      56 227     .46
December 1996      574 696       92 453      48 616     .40

Monongahela
March 1997         162 803       30 480      22 556
June 1997          144 078       23 701      16 174
September 1997     158 240       28 493      23 457
December 1997      163 190       26 701      18 342

March 1996         175 617       20 900      12 989
June 1996          152 126       24 735      16 712
September 1996     152 167       24 428      16 917
December 1996      152 561       22 490      14 834

Potomac Edison
March 1997         192 228       37 062      27 723
June 1997          164 867       26 894      18 376
September 1997     175 464       30 388      25 296
December 1997      176 222       34 428      24 360

March 1996         208 928       31 665      22 154
June 1996          167 991       30 234      21 080
September 1996     167 327       25 027      16 381
December 1996      182 514       27 164      18 560

West Penn
March 1997         282 530       47 271      36 901
June 1997          252 731       35 661      21 963
September 1997     266 746       43 865      34 333
December 1997      280 155       55 850      41 468

March 1996         296 445       34 368      20 382
June 1996          258 431       34 939      19 459
September 1996     263 682       39 912      26 330
December 1996      270 566       34 176      22 314

AGC
March 1997          20 216       10 328       6 368
June 1997           20 408       10 311       6 395
September 1997      19 664       10 230      15 396
December 1997       16 170        7 664       4 109

March 1996          20 909       10 946       6 721
June 1996           21 023       10 958       6 777
September 1996      20 825       10 766       6 686
December 1996       20 645       10 309       6 605


*Except for AGC, results for the 1996 quarters include restructuring charges, and the 1996 second quarter also includes an asset write-off.

             REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the Shareholders of Allegheny Energy, Inc.


       In our opinion, the consolidated
financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Energy, Inc.
and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
February 4, 1998

        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Monongahela Power Company


       In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monongahela Power Company (a subsidiary of
Allegheny Energy, Inc.) at December 31, 1997 and
1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
These financial statements are the
responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
February 4, 1998

             REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
The Potomac Edison Company


       In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Potomac Edison Company (a subsidiary of
Allegheny Energy, Inc.) at December 31, 1997 and
1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
These financial statements are the
responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
February 4, 1998

        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
West Penn Power Company


       In our opinion, the consolidated
financial statements listed in the accompanying index present fairly, in all material respects, the financial position of West Penn Power
Company (a subsidiary of Allegheny Energy, Inc.)
and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
February 4, 1998

             REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Allegheny Generating Company


       In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allegheny Generating Company (a subsidiary of
Allegheny Energy, Inc.) at December 31, 1997 and
1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
These financial statements are the
responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
February 4, 1998

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

   For AE and its subsidiaries, none.

                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANTS

     AE, Monongahela, Potomac Edison, West Penn, and
AGC. Reference is made to the Executive Officers of the Registrants in Part I of this report. The names, ages as of December 31, 1997, and the business experience during the past five years of the directors of the System companies are set forth below:

                Business Experience during          Director since date shown of
    Name           the Past Five Years        Age   AE    MP    PE    WP    AGC

Eleanor Baum         See below  (a)           57   1988  1988  1988  1988
William L. Bennett   See below  (b)           48   1991  1991  1991  1991
Thomas K. Henderson  Company employee (1)     57                           1996
Wendell F. Holland   See below  (c)           45   1994  1994  1994  1994
Kenneth M. Jones     Company employee (1)     60                           1991
Phillip E. Lint      See below  (d)           68   1989  1989  1989  1989
Frank A. Metz, Jr.   See below  (e)           63   1984  1984  1984  1984
Michael P. Morrell   Company employee (1)     49         1996  1996  1996  1996
Alan J. Noia         Company employee (1)     50   1994  1994  1987  1994  1994
Jay S. Pifer         Company employee (1)     60         1995  1995  1992
Steven H. Rice       See below  (f)           54   1986  1986  1986  1986
Gunnar E. Sarsten    See below  (g)           60   1992  1992  1992  1992
Peter J. Skrgic      Company employee (1)     56         1990  1990  1990  1989


(1) See Executive Officers of the Registrants in Part I of this report for further details.

  (a)  Eleanor Baum.  Dean of The Albert Nerken
       School of Engineering of The Cooper Union for the
       Advancement of Science and Art.  Director of Avnet,
       Inc. and United States Trust Company, Commissioner of the Engineering Manpower Commission, a fellow of the Institute of Electrical and Electronic
       Engineers, member of Board of Governors, New
       York Academy of Sciences and President of
       Accreditation Board for Engineering and
       Technology.  Formerly, President, American
       Society of Engineering Education.

  (b)  William L. Bennett.  Co-Chairman and
       Director of HealthPlan Services Corporation, and
       Director of Sylvan, Inc. Formerly, Chairman,
       Director and Chief Executive Officer of Noel
       Group, Inc. and Director of Belding Heminway
       Company, Inc.

  (c)  Wendell F. Holland.  Vice President,
       American Water Works Service Company, Inc. and
       Director of Bryn Mawr Trust Company.  Formerly,
       Of Counsel, Law Firm of Reed, Smith, Shaw &
       McClay; Partner, Law Firm of LeBoeuf, Lamb,
       Greene & MacRae; and Commissioner of the
       Pennsylvania Public Utility Commission.

   (d) Phillip E. Lint.  Retired.  Formerly,
       Partner, Price Waterhouse.

  (e)  Frank A. Metz, Jr.  Retired.  Director of
       Solutia, Inc. and Norrell Corporation.
       Formerly, Senior Vice President, Finance and
       Planning, and Director of International Business
       Machines Corporation and Director of Monsanto
       Company.

 (f)   Steven H. Rice. President, Chief Executive
       Officer, Vice Chairman and Director of Stamford
       Federal Savings Bank.  Formerly, bank consultant,
       President and Director of The Seamen's Bank for
       Savings and Director of Royal Group, Inc.

 (g)   Gunnar E. Sarsten.  Chairman and Chief
       Executive Officer of MK International.  Formerly,
       President and Chief Operating Officer of
       Morrison Knudsen Corporation, President and
       Chief Executive Officer of United Engineers &
       Constructors International, Inc. (now Raytheon
       Engineers & Constructors), and Deputy Chairman of the Third District Federal Reserve Bank in
       Philadelphia.

ITEM 11.   EXECUTIVE COMPENSATION

       During 1997, and for 1996 and 1995, the annual compensation paid by AE, Monongahela, Potomac Edison,
West Penn and AGC directly or indirectly for services in all capacities to such companies to their Chief
Executive Officer and each of the four most highly paid executive officers of the System whose cash compensation exceeded $100,000 was as follows:

                  Summary Compensation Tables (a)
      AE(b), Monongahela(c), Potomac Edison, West Penn(c) and AGC(c)
                        Annual Compensation
                                                                       All
e                                                                      Other
and                                        Annual         Long-Term    Compen-
Principal                                  Incentive      Performance  sation
Position(d)              Year   Salary($)  ($)(e)         Plan($)(f)   ($)(g)

Alan J. Noia,            1997   460,000    460,000        250,657      124,495
Chief Executive Officer  1996   360,000    253,750        131,071       92,769
                         1995   305,000    120,000                      48,983

Peter J. Skrgic,         1997   265,000    265,000        150,394       91,409
Senior Vice President    1996   245,000    176,300         96,119       24,830
                         1995   238,000     73,800                      37,830

Jay S. Pifer,            1997   240,000    240,000        150,394       67,810
Senior Vice President    1996   230,000    112,000         87,381       30,949
                         1995   220,000     72,600                      34,098

Michael P. Morrell       1997   240,000    240,000           (h)        26,068
Senior Vice President    1996   183,336     72,500           (h)          (h)
                         1995

Richard J. Gagliardi     1997   190,000    190,000        100,263       25,340
Vice President           1996   175,000    100,800         52,429       17,898
                         1995   160,000     48,400                      18,769


(a) The individuals appearing in this chart perform policy-making functions for each of the Registrants. The compensation shown is for all services in all capacities to AE and its subsidiaries. All salaries and bonuses of these executives are paid by APSC.
(b)    AE has no paid employees.
(c)    Monongahela, West Penn and AGC have no paid employees.
(d)    See Executive Officers of the Registrants for all positions held.
(e) Incentive awards are based upon performance in the year in which the figure appears but are paid in the following year. The incentive award plan will be continued for 1998.

(f) In 1994, the Boards of Directors of AE, APSC and the Operating Subsidiaries implemented a Performance Share Plan (the "Plan") for senior officers which was approved by the shareholders of APS at the annual meeting in May 1994. The first Plan cycle began on January 1, 1994 and ended on December 31, 1996. The second Plan cycle began on January 1, 1995 and ended on December 31, 1997. The figure shown for 1996 represents the dollar value paid in 1997 to each of the named executive officers who participated in Cycle I. The figure shown for 1997 represents the dollar value to be paid in 1998 to each of the named executive officers who participated in Cycle II. A third cycle began on January 1, 1996 and will end on December 31, 1998. A fourth cycle began on January 1, 1997 and will end on December 31, 1999. After completion of each cycle, AE stock or cash may be paid if performance criteria have been met.

(g) Effective January 1, 1992, the basic group life insurance provided employees was reduced from two times salary during employment, which reduced to one times salary after 5 years in retirement, to a new plan which provides one times salary until retirement and $25,000 thereafter.

       Some executive officers and other senior managers remain under the prior plan. In order to pay for this insurance for these executives, during 1992 insurance was purchased on the lives of each of them. Effective January 1, 1993, AE started to provide funds to pay for the future benefits due under the supplemental retirement plan (Secured Benefit
       Plan) as described in note (d) on p. 49. To do this, AE purchased, during 1993, life insurance on the lives of the covered executives.
       The premium costs of both the 1992 and 1993 policies plus a factor for the use of the money are returned to AE at the earlier of (a) death of the insured or (b) the later of age 65 or 10 years from the date of the policy's inception. The figures in this column include the present value of the executives' cash value at retirement attributable to the current year's premium payment (based upon the premium, future valued to retirement, using the policy internal rate of return minus the corporation's premium payment), as well as the premium paid for the basic group life insurance program plan and the contribution for the 401(k) plan. For 1997, the figure shown includes amounts representing (a) the aggregate of life insurance premiums and dollar value of the benefit to the executive officer of the remainder of the premium paid on the Group Life Insurance program and the Executive Life Insurance and Secured Benefit Plans, and (b) 401(k)
       contributions as follows:   Mr. Noia $119,883 and $4,612; Mr. Skrgic
       $87,313 and $4,096; Mr. Pifer $63,060 and $4,750; Mr. Morrell $21,964
       and $4,104; and Mr. Gagliardi $20,590 and $4,750.

(h) Michael P. Morrell joined Allegheny on May 1, 1996. He did not receive a payment from the Long-Term Performance Plan for the first or second Plan cycles.


             ALLEGHENY POWER SYSTEM PERFORMANCE SHARE PLAN
             SHARES AWARDED IN LAST FISCAL YEAR (CYCLE IV)



                                                               Estimated Future Payout
                                       Performance        Threshold     Target        Maximum
                          Number of    Period Until       Number of    Number of     Number of
Name                       Shares        Payout            Shares       Shares         Shares


Alan J. Noia
Chief Executive Officer    7,570         1997-99            4,542        7,570         15,140

Peter J. Skrgic
Senior Vice President      4,610         1997-99            2,766        4,610          9,220

Jay S. Pifer
Senior Vice President      2,800         1997-99            1,680        2,800          5,600

Michael P. Morrell
Senior Vice President      2,800         1997-99            1,680        2,800          5,600

Richard J. Gagliardi
Vice President             2,300         1997-99            1,380        2,300          4,600



      The named executives were awarded the above number of shares for Cycle IV. Such number of shares are only targets. As described below, no payouts will be made unless certain criteria are met. Each executive's 1997-1999 target long-term incentive opportunity was converted into performance shares equal to an equivalent number of shares of AE common stock based on the price of such stock on December 31, 1996. At the end of this three-year performance period, the performance shares attributed to the calculated award will be valued based on the price of AE common stock on December
31, 1999 and will reflect dividends that would have been paid on such stock during the performance period as if they were reinvested on the date paid. If an executive retires, dies or otherwise leaves the employment of Allegheny prior to the end of the three-year period, the executive may still receive an award based on the number of months worked during the period.
However, an executive must work at least eighteen months during the three-year period to be eligible for an award payout. The final value of an executive's account, if any, will be paid to the executive in stock or cash in early 2000.

     The actual payout of an executive's award may range from 0 to 200% of the target amount, before dividend reinvestment. The payout is based upon customer and stockholder performance factors and AE's rankings versus the peer group. The combined customer and stockholder rating is then compared to a pre-established percentile ranking chart to determine the payout percentage of target. A ranking below 30% results in a 0%
payout. The minimum payout begins at the 30% ranking, which results in a payout of 60% of target, ranging up to a payout of 200% of target if there is a 90% or higher ranking.


         DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE (a)
     AE(b), Monongahela(c), Potomac Edison, West Penn(c) and AGC (c)

                                     Estimated
   Name and Capacities               Annual Benefits
     In Which Served                 on Retirement (d)

   Alan J. Noia,                        $315,000
   Chief Executive Officer (e)(f)

   Peter J. Skrgic,                     $168,005
   Senior Vice President (e)(f)

   Jay S. Pifer,                        $146,671
   Senior Vice President(e)(f)

   Richard J. Gagliardi                 $116,926
   Vice President(e)(f)

   Michael P. Morrell,                  $128,775
   Senior Vice President(e)(f)(g)


(a) The individuals appearing in this chart perform policy-making functions for each of the Registrants.

(b)    AE has no paid employees.

(c)    Monongahela, West Penn and AGC have no paid employees.

(d) Assumes present insured benefit plan and salary continue and retirement at age 65 with single life annuity. Under plan provisions, the annual rate of benefits payable at the normal retirement age of 65 are computed by adding (i) 1% of final average pay up to covered compensation times years of service up to 35 years, plus (ii) 1.5% of final average pay in excess of covered compensation times years of service up to 35 years, plus (iii) 1.3% of final average pay times years of service in excess of 35 years. Covered compensation is the average of the maximum taxable Social Security wage cases during the 35 years preceding the member's retirement. The final average pay benefit is based on the member's average total earnings during the highestpaid 60 consecutive calendar months or, if smaller, the member's highest rate of pay as of any July 1st. Effective July 1, 1994 the maximum amount of any employee's compensation that may be used in these computations is $160,000. Benefits for employees retiring between 55 and 62 differ from the foregoing.

       Pursuant to a supplemental plan (Secured Benefit Plan), senior executives of Allegheny who retire at age 60 or over with 40 or more years of service are entitled to a supplemental retirement benefit in an amount that, together with the benefits under the basic plan and from other employment, will equal 60% of the executive's highest average monthly earnings for any 36 consecutive months. The earnings include
       50% of the actual annual bonus paid effective February 1, 1997. The figures shown do not give any effect to bonus payments. The supplemental benefit is reduced for less than 40 years service and for retirement age from 60 to 55. It is included in the amounts shown where applicable.
       In order to provide funds to pay such benefits, effective January 1, 1993 the Company purchased insurance on the lives of the plan participants. The Secured Benefit Plan has been designed so that if the assumptions made as to mortality experience, policy dividends, and other factors are realized, the Company will recover all premium payments, plus a factor for the use of the Company's money. The amount of the premiums for this insurance required to be deemed "compensation" by the SEC is described and included in the "All Other Compensation" column on page
       47. All executive officers are participants in the Secured Benefit Plan. The figures shown do not include benefits from an Employee Stock Ownership and Savings Plan (ESOSP) established as a non-contributory stock ownership plan for all eligible employees effective January 1, 1976, and amended in 1984 to include a savings program. Under the ESOSP, all eligible employees may elect to have from 2% to 7% of their compensation contributed to the Plan as pre-tax contributions and an additional 1% to 6% as post-tax contributions. Employees direct the investment of these contributions into one or more available funds. Each System company matches 50% of the pre-tax contributions up to 6% of compensation with common stock of AE. Effective January 1, 1997 the maximum amount of any employee's compensation that may be used in these computations was increased to $160,000. Employees' interests in the ESOSP vest immediately. Their pre-tax contributions may be withdrawn only upon meeting certain financial hardship requirements or upon termination of employment.

(e)    See Executive Officers of the Registrants for all positions held.

(f) The total estimated annual benefits on retirement payable to Messrs. Noia, Skrgic, Pifer, Morrell and Gagliardi for services in all capacities to AE and its subsidiaries is set forth in the table.

(g)    Michael P. Morrell joined AE on May 1, 1996.  The figure shown for
       Mr. Morrell reflects a provision of his agreement with AE which grants him an additional eight years of service after he has been with AE for ten years.

          Change In Control Contracts

      In March 1996, AE entered into
Change in Control contracts with certain
Allegheny executive officers
(Agreements).  Each Agreement sets forth
(i) the severance benefits that will be
provided to the employee in the event
the employee is terminated subsequent to a Change in Control of AE (as defined in the Agreements), and (ii) the employee's obligation to continue his or her employment after the occurrence of certain circumstances that could lead to a Change in Control. The Agreements provide generally that if there is a Change in Control, unless employment is terminated by AE for Cause, Disability or Retirement or by the employee for Good Reason (each as defined in the Agreements), severance benefits payable to the employee will consist of a cash payment equal to 2.99 times the five-year average of the employee's annual compensation and AE will maintain existing benefits for the employee and the employee's dependents for a period of three years. Each Agreement expired on December 31, 1997, but is automatically extended for one year periods thereafter unless either AE or the employee gives notice otherwise.
Notwithstanding the delivery of such
notice, the Agreements will continue in
effect for thirty-six months after a
Change in Control.

     A Senior Officer Separation Plan has
been approved for senior officers offered a position in the combined company resulting from AE's merger with DQE
(Merger), as that merger does not qualify as a Change in Control. The Plan is available only to those who have signed
Change in Control Contracts and will be offered only upon consummation of the Merger.
The Plan offers benefits substantially similar to the Change in Control Contracts, except that the cash payment is computed on the basis of 1997 base salary and short-term incentive and long-term incentive target amounts. The Chief Executive Officer will determine the date of departure, which will be within a twelve-month period following closure of the merger. In addition, if a senior officer is eligible to retire, the officer will be credited with three additional years of service and will receive a payment of $400 per month until age
62 or for 12 months, whichever is greater.
Benefits will not be reduced for early retirement.

     An Other Executive Separation Plan has been approved for certain management personnel offered a position with Allegheny after the Merger that warrants a reduction in compensation.
The Plan is available only to Business Unit Heads and certain other management employees of Allegheny who do not have Change in Control contracts and will be offered only upon consummation of the Merger.
The Plan provides benefits in the event the employee is offered a position that warrants a reduction in compensation. The employee's departure date will be determined by the Chief Executive Officer, but will be within a twelve-month period following closure of the Merger. The Plan provides generally one year's base salary, plus management out-placement services and 12-month continuance of medical and dental coverage. In addition, if an employee is eligible to retire, the employee will be credited with three additional years of service and will receive a payment of $400 per month until age 62 or for 12 months, whichever is greater. Benefits will not be reduced for early retirement.

                 Compensation of Directors

      In 1997, AE directors who were not
officers or employees of System
companies received for all services to
System companies (a) $16,000 in retainer fees, (b) $800 for each committee meeting attended, except Executive
Committee meetings, for which fees are
$200, (c) $250 for each Board
meeting of each company attended, and
(d) 200 shares of AE common stock pursuant to the Restricted Stock Plan for Outside
Directors.  Under an unfunded deferred
compensation plan, a director may elect
to defer receipt of all or part of his
or her director's fees for succeeding
calendar years to be payable with
accumulated interest when the director
ceases to be such, in equal annual
installments, or, upon authorization by
the Board of Directors, in a lump sum.
In addition to the fees mentioned above, the Chairperson of each of the Audit, Finance, Management Review and Director
Affairs, New Business, and Strategic
Affairs Committees receives a
further fee of $4,000 per year. For the first five months of 1997, Klaus Bergman received a fixed fee of $8,333 per month for services as

Chairman of the Board of AE. Mr. Bergman also received a onetime payment of $250,000 at the time he retired as Chairman.

      In March 1997, the Board of Directors Retirement
Plan was replaced with a Deferred Stock Unit Plan for Outside Directors. The present value of the accrued benefits under the Directors Retirement Plan was credited to each director's opening account balance under the new plan in the form of deferred stock units.
In addition, each year the Company will credit each outside director's account with 275 deferred stock units. The value of each director's account will correspondingly rise or decline with the value of AE stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

   The table below shows the number of shares of AE common stock that are beneficially owned, directly or indirectly, by each director and named executive officer of AE, Monongahela, Potomac Edison, West Penn, and AGC and by all directors and executive officers of each such company as a group as of December 31, 1997.
To the best of the knowledge of AE, there is no person who is a beneficial owner of more than 5% of the voting securities of AE other than the one shareholder shown in the chart below.

                           Executive        Shares of
                           Officer or       APS             Percent
Name                       Director of      Common Stock    of Class

Eleanor Baum               AE,MP,PE,WP         2,800*       .02% or less
William L. Bennett         AE,MP,PE,WP         3,571*             "
Richard J. Gagliardi       AE                 10,147              "
Thomas K. Henderson        AE,MP,PE,WP,AGC     5,349              "
Wendell F. Holland         AE,MP,PE,WP         1,010*             "
Kenneth M. Jones           AE,AGC             10,802              "
Phillip E. Lint            AE,MP,PE,WP         1,470*             "
Frank A. Metz, Jr.         AE,MP,PE,WP         3,184*             "
Michael P. Morrell         AE,MP,PE,WP,AGC       140              "
Alan J. Noia               AE,MP,PE,WP,AGC    26,421              "
Jay S. Pifer               AE,MP,PE,WP        14,380              "
Steven H. Rice             AE,MP,PE,WP         3,451*             "
Gunnar E. Sarsten          AE,MP,PE,WP         6,800*             "
Peter J. Skrgic            AE,MP,PE,WP,AGC    15,127              "

Sanford C. Bernstein & Co., Inc.              11,397,135         9.3%
767 Fifth Avenue
New York, NY 10153

All directors and executive officers
of AE as a group (17 persons)                    115,695     Less than .10%

All directors and executive officers
of MP as a group (19 persons)                    116,637           "

All directors and executive officers
of PE as a group (19 persons)                    114,736           "

All directors and executive officers
of WP as a group (19 persons)                    120,673           "
All directors and executive officers
of AGC as a group (8 persons)                     73,011     Less than .06%


*Excludes the outside directors' accounts in the Deferred
Stock Unit Plan which, at March 1, 1998, were valued at the number of shares shown: Baum, 3009; Bennett, 1358;
Holland 1223; Lint 4545; Metz, 3263; Rice, 1879; and
Sarsten, 2721.

All of the shares of common stock of Monongahela
(5,891,000), Potomac Edison (22,385,000), and West Penn
(24,361,586) are owned by AE. All of the common stock of AGC is owned by Monongahela (270 shares), Potomac
Edison (280 shares), and West Penn (450 shares).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                          PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K


(a)(1)(2)  The financial statements and financial
statement schedules filed as part of this Report are set forth under ITEM 8. and reference is made to the index on page 39.

(b) The following companies filed reports on Form 8-K during the quarter ended December 31, 1997: (i)Monongahela November 19, 1997; (ii)
Potomac Edison - November 19, 1997; (iii) West
Penn - November 19, 1997; (iv) AE - December 10,
1997; and (v) West Penn - December 10, 1997.

(c)  Exhibits for AE, Monongahela, Potomac
Edison, West Penn, and AGC are listed in the
Exhibit Index beginning on page E-1 and are incorporated herein by reference.

                              SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALLEGHENY ENERGY, INC.


                              By: /s/ ALAN J. NOIA
                                  (Alan J. Noia) Chairman, President
                                   and Chief Executive Officer
 Date:  March 5, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                      Title                    Date

(i)   Principal Executive Officer:
                                        Chairman, President, Chief     3/5/98
     /s/ ALAN J. NOIA                   Executive Officer and Director
        (Alan J. Noia)


(ii)  Principal Financial Officer:

    /s/ MICHAEL P. MORRELL              Senior Vice President,         3/5/98
       (Michael P. Morrell)             Finance


(iii) Principal Accounting Officer:

   /s/ KENNETH M. JONES                 Vice President and             3/5/98
      (Kenneth M. Jones)                Controller

(iv)  A Majority of the Directors:

     *Eleanor Baum                 *Frank A. Metz, Jr.
     *William L. Bennett           *Alan J. Noia
     *Wendell F. Holland           *Steven H. Rice
     *Phillip E. Lint              *Gunnar E. Sarsten


*By:  /s/ THOMAS K. HENDERSON                                          3/5/98
         (Thomas K. Henderson)

                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                              MONONGAHELA POWER COMPANY


                              By: /s/ JAY S. PIFER
                                     (Jay S. Pifer) President
                                      and Director

Date:  March 5, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

                Signature                     Title                     Date
(i)   Principal Executive Officer:
                                      Chairman of the Board,           3/5/98
      /s/ ALAN J. NOIA                Chief Executive Officer,
         (Alan J. Noia)               and Director

(ii)  Principal Financial Officer:

     /s/ MICHAEL P. MORRELL           Vice President,                  3/5/98
        (Michael P. Morrell)          Finance

(iii) Principal Accounting Officer:

    /s/  THOMAS J. KLOC                Controller                      3/5/98
        (Thomas J. Kloc)

(iv)  A Majority of the Directors:

      *Eleanor Baum           *Alan J. Noia
      *William L. Bennett     *Jay S. Pifer
      *Wendell F. Holland     *Steven H. Rice
      *Phillip E. Lint        *Gunnar E. Sarsten
      *Frank A. Metz, Jr.     *Peter J. Skrgic
      *Michael P. Morrell

*By: /s/ THOMAS K. HENDERSON                                           3/5/98
        (Thomas K. Henderson)

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

                              THE POTOMAC EDISON COMPANY
                              By: /s/ JAY S. PIFER
                                     (Jay S. Pifer) President
                                      and Director
Date:  March 5, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

                Signature                      Title                   Date
(i)   Principal Executive Officer:
                                       Chairman of the Board,         3/5/98
      /s/ ALAN J. NOIA                 Chief Executive Officer,
         (Alan J. Noia)                and Director


(ii)  Principal Financial Officer:

     /s/ MICHAEL P. MORRELL            Vice President,                 3/5/98
        (Michael P. Morrell)           Finance

(iii) Principal Accounting Officer:

     /s/ THOMAS J. KLOC                Controller                      3/5/98
        (Thomas J. Kloc)

(iv)  A Majority of the Directors:

      *Eleanor Baum           *Alan J. Noia
      *William L. Bennett     *Jay S. Pifer
      *Wendell F. Holland     *Steven H. Rice
      *Phillip E. Lint        *Gunnar E. Sarsten
      *Frank A. Metz, Jr.     *Peter J. Skrgic
      *Michael P. Morrell


*By: /s/ THOMAS K. HENDERSON                                           3/5/98
        (Thomas K. Henderson)

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

                              WEST PENN POWER COMPANY
                              By: /s/ JAY S. PIFER
                                     (Jay S. Pifer) President
                                           and Director
Date:  March 5, 1998

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                Signature                      Title                    Date

(i)   Principal Executive Officer:
                                        Chairman of the Board,         3/5/98
      /s/ ALAN J. NOIA                  Chief Executive Officer,
         (Alan J. Noia)                 and Director

(ii)  Principal Financial Officer:

      /s/ MICHAEL P. MORRELL            Vice President,                3/5/98
         (Michael P. Morrell)           Finance

(iii) Principal Accounting Officer:

     /s/ THOMAS J. KLOC                 Controller                     3/5/98
        (Thomas J. Kloc)

(iv)  A Majority of the Directors:

      *Eleanor Baum           *Alan J. Noia
      *William L. Bennett     *Jay S. Pifer
      *Wendell F. Holland     *Steven H. Rice
      *Phillip E. Lint        *Gunnar E. Sarsten
      *Frank A. Metz, Jr.     *Peter J. Skrgic
      *Michael P. Morrell


*By: /s/ THOMAS K. HENDERSON                                           3/5/98
        (Thomas K. Henderson)

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

                              ALLEGHENY GENERATING COMPANY
                              By: /s/ ALAN J. NOIA
                                     (Alan J. Noia)
                                  Chief Executive Officer

Date:  March 5, 1998

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

                Signature                       Title                   Date
(i)   Principal Executive Officer:

     /s/ ALAN J. NOIA                 President, Chief Executive       3/5/98
        (Alan J. Noia)                Officer and Director

(ii)  Principal Financial Officer:

     /s/ MICHAEL P. MORRELL           Vice President,                  3/5/98
        (Michael P. Morrell)          Finance

(iii) Principal Accounting Officer:

     /s/ THOMAS J. KLOC               Controller                       3/5/98
        (Thomas J. Kloc)

(iv)  A Majority of the Directors:

        *Thomas K. Henderson
        *Kenneth M. Jones
        *Michael P. Morrell
        *Alan J. Noia
        *Peter J. Skrgic


*By: /s/ THOMAS K. HENDERSON                                           3/5/98
        (Thomas K. Henderson)

     CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectus constituting part of Allegheny Power System Inc.'s (now Allegheny Energy, Inc.) Registration Statements on Form S-3 (Nos. 33-36716 and 33-57027) relating to the Dividend Reinvestment and Stock Purchase Plan of Allegheny Energy, Inc.;
in the Prospectus constituting part of Allegheny Power System, Inc.'s (now Allegheny Energy, Inc.) Registration Statement on Form S-3 (No. 33-49791) relating to the common stock shelf registration; in the Prospectus constituting part of Monongahela Power Company's Registration Statements on Form S-3 (Nos. 333-31493, 3351301, 33-56262 and 33-59131); in the Prospectus constituting part of The Potomac Edison Company's Registration Statements on Form S-3 (Nos. 333-33413, 3351305 and 33-59493); and in the Prospectus constituting part of West Penn Power Company's Registration Statements on Form S-3 (Nos. 333-34511, 33-51303, 33-56997, 33-52862, 33-56260 and 33-59133); of our reports dated
February 4, 1998 included in ITEM 8 of this Form 10-K. We also consent to the references to us under the heading "Experts" in such Prospectuses.



PRICE WATERHOUSE LLP

Pittsburgh, Pennsylvania
March 23, 1998

                        POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Energy, Inc., a Maryland corporation, Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, do hereby constitute and appoint THOMAS K. HENDERSON and EILEEN M. BECK, and each of them, a true and lawful attorney in his or her name, place and stead, in any and all capacities, to sign his or her name to Annual Reports on Form 10-K for the year ended December 31, 1997 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Companies, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratifies and confirms all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated:  March 5, 1998

      /s/ ELEANOR BAUM                  /s/ FRANK A. METZ, JR.
         (Eleanor Baum)                    (Frank A. Metz, Jr.)

     /s/ WILLIAM L. BENNETT             /s/ ALAN J. NOIA
        (William L. Bennett)               (Alan J. Noia)

     /s/ WENDELL F. HOLLAND             /s/  STEVEN H. RICE
        (Wendell F. Holland)                (Steven H. Rice)

    /s/ PHILLIP E. LINT                /s/ GUNNAR E. SARSTEN
       (Phillip E. Lint)                  (Gunnar E. Sarsten)

                       POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Monongahela Power Company, an Ohio corporation, The Potomac Edison Company, a Maryland and Virginia corporation, and West Penn Power Company, a Pennsylvania corporation, do hereby constitute and appoint THOMAS K. HENDERSON and EILEEN M. BECK, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1997 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.
Dated:  March 5, 1998




                                /s/ MICHAEL P. MORRELL
                                   (Michael P. Morrell)

                                /s/ JAY S. PIFER
                                   (Jay S. Pifer)

                                /s/ PETER J. SKRGIC
                                   (Peter J. Skrgic)

                       POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS THAT the undersigned directors of Allegheny Generating Company, a Virginia corporation, do hereby constitute and appoint THOMAS K. HENDERSON and EILEEN M. BECK, and each of them, a true and lawful attorney in his name, place and stead, in any and all capacities, to sign his or her name to the Annual Report on Form 10-K for the year ended December 31, 1997 under the Securities Exchange Act of 1934, as amended, and to any and all amendments, of said Company, and to cause the same to be filed with the SEC, granting unto said attorneys and each of them full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully and to all intents and purposes as the undersigned could do if personally present, and the undersigned hereby ratify and confirm all that said attorneys or any one of them shall lawfully do or cause to be done by virtue hereof.

Dated:  March 5, 1998
                                   /s/ THOMAS K. HENDERSON
                                      (Thomas K. Henderson)

                                   /s/ KENNETH M. JONES
                                      (Kenneth M. Jones)

                                   /s/ MICHAEL P. MORRELL
                                      (Michael P. Morrell)

                                    /s/ ALAN J. NOIA
                                       (Alan J. Noia)

                                    /s/ PETER J. SKRGIC
                                       (Peter J. Skrgic)

                             EXHIBIT INDEX
                             (Rule 601(a))

Allegheny Energy, Inc.
                                             Incorporation
        Documents                            by Reference

3.1  Charter of the Company,
     as amended, September 16, 1997

3.2  By-laws of the Company,
     as amended September 16, 1997

4    Subsidiaries' Indentures
     described below

10.1 Directors' Deferred                Form 10-K of the Company
       Compensation Plan                (1-267), December 31, 1994,
                                        exh. 10.1

10.2 Executive Compensation Plan        Form 10-K of the Company
                                        (1-267), December 31, 1996
                                        exh. 10.2

10.3 Allegheny Power System Incentive   Form 10-K of the Company
Compensation Plan                       (1-267), December 31, 1996
                                        exh. 10.3

10.4 Allegheny Power System             Form 10-K of the Company
     Supplemental Executive             (1-267), December 31, 1996
       Retirement Plan                  exh. 10.4

10.5 Executive Life Insurance           Form 10-K of the Company
       Program and Collateral           (1-267), December 31, 1994,
       Assignment Agreement             exh. 10.5

10.6 Secured Benefit Plan               Form 10-K of the Company
       and Collateral Assignment        (1-267), December 31, 1994,
       Agreement                        exh. 10.6

10.7 Restricted Stock Plan              Form 10-K of the Company
       for Outside Directors            (1-267), December 31, 1994,
                                        exh. 10.7
10.8 Deferred Stock Unit Plan
       for Outside Directors

10.9 Allegheny Power System             Form 10-K of the Company
     Performance Share Plan             (1-267), December 31, 1994,
                                        exh. 10.9

10.10   Form of Change in Control       Form 8-K of the Company(1-267),
     Contract                           dated April 11, 1996, Exhibits
                                        10.1 and 10.2

                                 EXHIBIT INDEX
                                 (Rule 601(a))

Allegheny Energy, Inc.
                                       Incorporation
 Documents                             by Reference

10.11   Allegheny Energy Senior         Form 8K of the Company (1-267)
        Officer Separation Plan         dated December 4, 1997,
        Statement of Enhancements       Exhibit 10.1

12   Statement re computation of
     per share earnings:  Clearly
     determinable from the financial
     statements contained in Item 8.
21   Subsidiaries of AE:

     Name of Company                         State of Organization

     Allegheny Generating Company (a)        Virginia
     Allegheny Power Service Corporation     Maryland
     AYP Capital, Inc.                       Delaware
     Monongahela Power Company               Ohio
     The Potomac Edison Company              Maryland and Virginia
     West Penn Power Company                 Pennsylvania

     (a)   Owned directly by Monongahela,
           Potomac Edison, and West Penn.


23   Consent of Independent Accountants      See page 60 herein.

24   Powers of Attorney                      See pages 61-63 herein.

27   Financial Data Schedule

Monongahela Power Company
                                             Incorporation
        Documents                            by Reference

3.1  Charter of the Company,                 Form 10-Q of the Company
     as amended                              (1-5164), September 1995,
                                             exh. (a)(3)(i)

3.2  Code of Regulations,                    Form 10-Q of the Company
     as amended                              (1-5164), September 1995,
                                             exh.(a)(3)(ii)

4    Indenture, dated as of                  S 2-5819, exh. 7(f)
     August 1, 1945, and                     S 2-8782, exh.7(f)(1)
     certain Supplemental                    S 2-8881, exh. 7(b)
     Indentures of the                       S 2-9355, exh. 4(h)(1)
     Company defining rights                 S 2-9979, exh.4(h)(1)
     of security holders.*                   S 2-10548, exh. 4(b)
                                             S 2-14763, exh. 2(b)(i)
                                             S 2-24404, exh. 2(c);
                                             S 2-26806, exh. 4(d);
                                             Forms 8-K of the Company
                                             (1-268-2) dated November 21,
                                             1991, June 4, 1992, July 15,
                                             1992, September 1, 1992, April
                                             29, 1993 and May 23, 1995

* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The
     Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

10.1 Form of Employment Contract        Form 8-K of the Company
     with Certain Executive Officers    (1-5164) dated April 11,
     Under Age 55                       1996, exh. 10.1

10.2 Form of Employment Contract        Form 8-K of the Company
     with Certain Executive Officers    (1-5164) dated April 11,
     Over Age 55                        1996, exh 10.2

10.3 Other Executive Separation Plan    Form 8-K of the Company
     Statement of Enhancements          (1-5164) dated December 4,
                                        1997, exh. 10.1

12   Computation of ratio of earnings
     to fixed charges

21 Subsidiaries: Monongahela Power Company has a 27% equity ownership in Allegheny Generating Company, incorporated in Virginia; and a 25% equity ownership in Allegheny Pittsburgh
     Coal Company, incorporated in Pennsylvania.

23   Consent of Independent Accountants See page 60 herein.

24   Powers of Attorney                 See pages 61-63 herein.

27   Financial Data Schedule

The Potomac Edison Company

                                        Incorporation
           Documents                    by Reference

3.1  Charter of the Company,            Form 10-Q of the Company
     as amended                         (1-3376-2), September 1995,
                                        exh. (a)(3)(i)

3.2  By-laws of the Company,            Form 10-Q of the Company
     as amended                         (1-3376-2), September 1995,
                                        exh. (a)(3)(ii)

4    Indenture, dated as of             S 2-5473, exh. 7(b); Form
     October 1, 1944, and               S-3, 33-51305, exh. 4(d)
     certain Supplemental               Forms 8-K of the Company
     Indentures of the                  (1-3376-2) dated August 21,
     Company defining rights            1991, December 11, 1991,
     of security holders*               December 15, 1992,
                                        February 17, 1993, March 30,
                                        1993, June 22, 1994, May 12,
                                        1995 and May 17, 1995

* There are omitted the Supplemental Indentures which do no more than subject property to the lien of the above Indentures since they are not considered constituent instruments defining the rights of the holders of the securities. The Company agrees to furnish the Commission on its request with copies of such Supplemental Indentures.

10.1 Form of Employment Contract        Form 8-K of the Company
     with Certain Executive Officers    (1-3376-2) dated April 11,
     Under Age 55                       1996, exh. 10.1

10.2 Form of Employment Contract        Form 8-K of the Company
     with Certain Executive Officers    (1-3376-2) dated April 11,
     Over Age 55                        1996, exh. 10.2

10.3 Other Executive Separation Plan    Form 8-K of the Company
     Statement of Enhancements          (1-3376-2) dated December 4,
                                        1997, exh. 10.1

12   Computation of ratio of earnings
     to fixed charges

21 Subsidiaries: The Potomac Edison Company has a 28% equity ownership in Allegheny Generating Company, incorporated in Virginia and a 25% equity ownership in Allegheny Pittsburgh
     Coal Company, incorporated in Pennsylvania.

23   Consent of Independent             See page 60 herein.
     Accountants

24   Powers of Attorney                 See pages 61-63 herein.

27   Financial Data Schedule

West Penn Power Company


                                        Incorporation
     Documents                          by Reference

3.1  Charter of the Company,            Form 10-Q of the Company
     as amended                         (1-255-2), September 1995,
                                        exh. (a)(3)(i)

3.2  By-laws of the Company,            Form 10-Q of the Company
     as amended                         (1-255-2), September 1995,
                                        exh. (a)(3)(ii)

4    Indenture, dated as of             S-3, 33-51303, exh. 4(d)
     March 1, 1916, and certain         S 2-1835, exh. B(1), B(6)
     Supplemental Indentures of         S 2-4099, exh. B(6), B(7)
     the Company defining rights        S 2-4322, exh. B(5)
     of security holders.*              S 2-5362, exh. B(2), B(5)
                                        S 2-7422, exh. 7(c), 7(i)
                                        S 2-7840, exh. 7(d), 7(k)
                                        S 2-8782, exh. 7(e) (1)
                                        S 2-9477, exh. 4(c),(d)
                                        S 2-10802, exh.4(b),4(c)
                                        S 2-13400, exh. 2(c), 2(d)
                                        Form 10-Q of the Company
                                        (1-255-2), June 1980, exh. D
                                        Forms 8-K of the Company
                                        (1-255-2) dated February 1991,
                                        December 1991, August 13,
                                        1993, September 15, 1992,
                                        June 9,1993, August 2,
                                        September 15, 1992, June 1994
                                        and May 19, 1995

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

10.1 Form of Employment Contract        Form 8-K of the Company
     with Certain Executive Officers    (1-255-2) dated April 11,
     Under Age 55                       1996, exh. 10.1

10.2 Form of Employment Contract        Form 8-K of the Company
     with Certain Executive Officers    (1-255-2) dated April 11,
     Over Age 55                        1996, exh. 10.2

10.3 Other Executive Separation Plan    Form 8-K of the Company
     Statement of Enhancements          (1-255-2) dated December 4,
                                        1997, exh. 10.1

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

23   Consent of Independent                       See page 60 herein.
     Accountants

24   Powers of Attorney                           See pages 61-63 herein.

27   Financial Data Schedule

Allegheny Generating Company





           Documents

3.1(a)     Charter of the Company, as amended*

3.1(b)     Certificate of Amendment to Charter, effective July 14, 1989**

3.2     By-laws of the Company, as amended, effective December 23, 1996.

4       Indenture, dated as of December 1, 1986, and Supplemental
        Indenture, dated as of December 15, 1988, of the Company defining rights of security holders.***

10.1 APS Power Agreement-Bath County Pumped Storage Project, as amended, dated as of August 14, 1981, among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and
        Allegheny Generating Company.****

10.2 Operating Agreement, dated as of June 17, 1981, among Virginia Electric and Power Company, Allegheny Generating Company,
        Monongahela Power Company, West Penn Power Company and The Potomac Edison Company.****

10.3    Equity Agreement, dated June 17, 1981, between and among
        Allegheny Generating Company, Monongahela Power Company, West Penn Power Company and The Potomac Edison Company.****

10.4    United States of America Before The Federal Energy
        Regulatory Commission, Allegheny Generating Company, Docket No. ER84-504-000, Settlement Agreement effective October 1, 1985.****

12      Computation of ratio of earnings to fixed charges

23      Consent of Independent
        Accountants                          See page 60 herein.

24      Powers of Attorney                   See pages 61-63 herein.

27      Financial Data Schedule

* Incorporated by reference to the designated exhibit to AGC's registration statement on Form 10, File No. 0-14688.

** Incorporated by reference to Form 10-Q of the Company (0-14688) for June 1989, exh. (a).

*** Incorporated by reference to Forms 8-K of the Company (0-14688) for December 1986, exh. 4(A), and December 1988, exh. 4.1.

**** Incorporated by reference to Form 10-Q of the Company (0-14688) for June 1989, exh. (a).