Form 10-Q
period 1998-03-31
WEST PENN POWER CO
filed 1998-05-15
CIK 105839

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1998


Commission File Number 1-255-2





                    WEST PENN POWER COMPANY
     (Exact name of registrant as specified in its charter)




      Pennsylvania                              13-5480882
(State of Incorporation)           (I.R.S. Employer Identification No.)



     800 Cabin Hill Drive, Greensburg, Pennsylvania  15601
                Telephone Number - 724-837-3000





   The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

   At May 15, 1998, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Form 10-Q for Quarter Ended March 31, 1998



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three months ended March 31, 1998 and 1997                3


  Consolidated balance sheet - March 31, 1998
    and December 31, 1997                                     4


  Consolidated statement of cash flows -
    Three months ended March 31, 1998 and 1997                5


  Notes to consolidated financial statements                 6-9


  Management's discussion and analysis of financial
    condition and results of operations                     10-16



PART II--OTHER INFORMATION                                  17-18

                        WEST PENN POWER COMPANY AND SUBSIDIARIES
                           Consolidated Statement of Income



                                                      Three Months Ended
                                                           March 31
                                                     1998            1997
                                                    (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                                $ 102,710       $ 110,311
       Commercial                                    54,892          56,137
       Industrial                                    87,114          87,741
       Wholesale and other, including affiliates     22,313          19,788
       Bulk power transactions, net                  13,674           8,553
         Total Operating Revenues                   280,703         282,530


    OPERATING EXPENSES:
      Operation:
       Fuel                                          64,313          64,146
       Purchased power and exchanges, net            30,717          31,915
       Deferred power costs, net                       -              2,048
       Other                                         35,239          35,892
      Maintenance                                    22,942          27,093
      Depreciation                                   29,340          30,454
      Taxes other than income taxes                  23,125          23,522
      Federal and state income taxes                 22,408          20,189
              Total Operating Expenses              228,084         235,259
              Operating Income                       52,619          47,271

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                         618             609
      Other income, net                               2,666           5,597
              Total Other Income and Deductions       3,284           6,206

              Income Before Interest Charges         55,903          53,477

    INTEREST CHARGES:
      Interest on long-term debt                     16,365          16,247
      Other interest                                    878             820
      Allowance for borrowed funds used during
       construction                                    (341)           (491)

              Total Interest Charges                 16,902          16,576


    CONSOLIDATED NET INCOME                       $  39,001       $  36,901



    See accompanying notes to consolidated financial statements.

                                 WEST PENN POWER COMPANY AND SUBSIDIARIES
                                          Consolidated Balance Sheet




                                                                  March 31,          December 31,
                                                                    1998                 1997
    ASSETS:                                                          (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $117,895,000
           and $117,588,000 under construction                 $  3,309,090        $   3,293,039
         Accumulated depreciation                                (1,283,036)          (1,254,900)
                                                                  2,026,054            2,038,139
      Investments and Other Assets:
         Allegheny Generating Company - common stock at equity       88,855               89,783
         Other                                                          699                  721
                                                                     89,554               90,504
      Current Assets:
         Cash and temporary cash investments                          2,863                4,056
         Deposit with trustee for redemption
            of long-term debt                                        14,601               -
         Accounts receivable:
            Electric service, net of $13,850,000 and $13,326,000
               uncollectible allowance                              121,753              128,348
            Affiliated and other                                     17,495               21,525
         Materials and supplies - at average cost:
            Operating and construction                               34,133               34,212
            Fuel                                                     32,682               29,467
         Prepaid taxes                                               35,383               11,738
         Other                                                          981               14,211
                                                                    259,891              243,557
      Deferred Charges:
         Regulatory assets                                          341,914              333,235
         Unamortized loss on reacquired debt                          9,672                9,725
         Other                                                       24,577               31,999
                                                                    376,163              374,959

                Total Assets                                   $  2,751,662        $   2,747,159

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                          $    465,994        $     465,994
         Other paid-in capital                                       55,475               55,475
         Retained earnings                                          457,934              475,558
                                                                    979,403              997,027
         Preferred stock                                             79,708               79,708
         Long-term debt and QUIDS                                   803,962              802,319
                                                                  1,863,073            1,879,054
      Current Liabilities:
         Short-term debt                                             71,388               52,046
         Long-term debt due within one year                         116,435              103,500
         Notes payable to affiliates                                    600               -
         Accounts payable                                            68,433               73,584
         Accounts payable to affiliates                              26,524               16,137
         Taxes accrued:
            Federal and state income                                 18,735                1,605
            Other                                                     9,220               22,728
         Interest accrued                                            13,408               15,817
         Other                                                       27,082               28,457
                                                                    351,825              313,874
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                               44,561               45,206
         Deferred income taxes                                      433,538              450,390
         Regulatory liabilities                                      33,964               34,326
         Other                                                       24,701               24,309
                                                                    536,764              554,231

                Total Capitalization and Liabilities           $  2,751,662        $   2,747,159


      See accompanying notes to consolidated financial statements.

                   WEST PENN POWER COMPANY AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows



                                                                        Three Months Ended
                                                                             March 31
                                                                       1998            1997
                                                                       (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net income                                    $  39,001       $  36,901
         Depreciation                                                  29,340          30,454
         Deferred investment credit and income taxes, net               1,691           2,539
         Deferred power costs, net                                       -              2,048
         Unconsolidated subsidiaries' dividends in excess of earnings     950           1,183
         Allowance for other than borrowed funds used
             during construction                                         (618)           (609)
         Restructuring liability                                       (3,547)         (6,302)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                               10,625          (1,510)
                Prepaid taxes                                         (23,645)        (10,111)
                Materials and supplies                                 (3,136)         (7,239)
                Accounts payable                                        5,236          (1,675)
                Taxes accrued                                           3,622          (7,371)
                Interest accrued                                       (2,409)         (1,669)
         Other, net                                                    (3,628)         11,863
                                                                       53,482          48,502

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                    (17,825)        (18,881)

    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                    15,935            -
         Retirement of long-term debt                                  (1,500)           -
         Deposit with trustee for redemption
            of long-term debt                                         (14,601)           -
         Short-term debt, net                                          19,342          28,313
         Notes payable to affiliates                                      600            -
         Notes receivable from affiliates                                -              2,900
         Dividends on capital stock:
            Preferred stock                                              (838)           (839)
            Common stock                                              (55,788)        (58,711)
                                                                      (36,850)        (28,337)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                  (1,193)          1,284
    Cash and Temporary Cash Investments at January 1                    4,056           5,160
    Cash and Temporary Cash Investments at March 31                 $   2,863       $   6,444


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                     $17,842         $17,579
             Income taxes                                               3,802            -


    See accompanying notes to consolidated financial statements.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1997, consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.


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

                                                Three Months Ended
                                                     March 31
                                                1998          1997
                                              (Thousands of Dollars)

Electric operating revenues                   $18,604       $20,216

Operation and maintenance expense                 953         1,285
Depreciation                                    4,226         4,284
Taxes other than income taxes                   1,160         1,195
Federal income taxes                            2,865         3,124
Interest charges                                3,513         3,960
Other income, net                                (50)          -
  Net income                                  $ 5,937       $ 6,368

   The Company's share of the equity in earnings above was $2.7 million and $2.9 million for the three months ended March 31, 1998 and 1997, respectively, and was included in other income, net, on the Consolidated Statement of Income.


4. On April 7, 1997, Allegheny Power System, Inc. (Allegheny Power) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction. The combined company will be called Allegheny Energy, Inc. (Allegheny Energy).

   On March 25, 1998, the Maryland Public Service Commission
   (PSC) approved a settlement agreement between Allegheny Energy and various parties, in which the PSC indicated its approval of the merger. This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger.

   On April 30, 1998, the Pennsylvania Public Utility Commission
   (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning. Allegheny Energy has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000. The Order also noted that the Pennsylvania, New Jersey, Maryland, L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning.
   The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest. Allegheny Energy is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs. Upon official entry of the PUC's Order, Allegheny Energy is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until the Midwest ISO is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns. Allegheny Energy may also propose additional interim mitigation measures. Allegheny Energy is also exploring further the PJM ISO. Allegheny Energy believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.

   The Nuclear Regulatory Commission (NRC) has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   Merger-related decisions are expected by the end of the second quarter from the FERC, the Department of Justice/Federal Trade Commission, and the Securities and Exchange Commission. Allegheny Energy is also filing for review of certain merger-related activities with the Public Service Commission of West Virginia and the Virginia State Corporate Commission.

   All of the Company's incremental costs of the merger process ($5.8 million through March 31, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs or when it is determined that the merger will not occur.


5. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. On August 1, 1997, concurrent with Allegheny Power's merger approval filing, the Company filed with the PUC a comprehensive stand-alone restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included an unbundling of the Company's electric service rates into generation, transmission, and distribution components; a plan to revise how the Company and its utility affiliates share capacity, energy, capacity reserves, and transmission resources, and costs; and a plan for recovery of stranded costs through a Competitive Transition Charge (CTC). Recovery of stranded costs is a key issue.

   On April 30, 1998, the PUC, in a non-binding polling, outlined a restructuring plan for the Company. Under the non-binding polling, the Company would provide residential customers who shop for their electricity a shopping credit of about 3.12 cents per kilowatt-hour (kWh) beginning in January 1999, and about 3.23 cents per kWh beginning in January 2000. Shopping credits will vary from one rate class to another and will increase over the transition period. According to the polling, the Company is allowed to collect $524 million in stranded costs over seven years, starting in January 1999, through a CTC. In its restructuring application, the Company had requested $1.6 billion in stranded costs. Stranded costs are costs incurred under a regulated environment which are not recoverable in a competitive market. The PUC polling indicated that one-third of the Company's customers will be able to buy power from the supplier of their choice on January 1, 1999, another one-third on the following day, January 2, 1999, and the remainder on January 2, 2000. In a separate action, the PUC directed that open enrollment for Pennsylvania customers to choose their electric generation suppliers will begin on July 1, 1998. Starting in 1999, the Company would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, the Company would continue to provide transmission and distribution services to its customers at PUC and FERC regulated rates. Allegheny Energy and the Company believe that the $524 million of stranded costs recommended for recovery is inadequate and financially harmful to the Company. The non-binding polling of the PUC is a preliminary step leading up to a final order on the Company's restructuring plan expected May 21, 1998. If the PUC's final order remains as financially harmful as the polling, the Company plans to seek redress through reconsideration by the PUC and/or full judicial review and/or legislative revision of the Customer Choice Act.

6. In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) released Issue Number 97-4, Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement Numbers 71 and 101, which concluded that utilities should discontinue application of Statement of Financial Accounting Standards
   (SFAS) No. 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. Since the Customer Choice Act establishes such a process, the Company has determined that it will be required to discontinue use of SFAS No. 71 for the generation portion of its business on May 21, 1998, the date by which the PUC must issue its order on the Company's comprehensive restructuring plan. One of the conclusions of the EITF is that after discontinuing SFAS No. 71 utilities should continue to carry on their books the assets and liabilities recorded under SFAS No. 71 if the regulatory cash flows to settle them will be derived from the continuing regulated transmission and distribution business. Additionally, continuing costs and obligations of the deregulated generation business which are similarly covered by the cash flows from the continuing regulated business will meet the criteria as regulatory assets and liabilities.

   The Customer Choice Act establishes definitive processes for transition to deregulation and market-based pricing for electric generation, which include continuing cost-of-service based ratemaking for transmission and distribution services, subject to rate caps, and provide for a nonbypassable CTC to give utilities the opportunity to recover their stranded costs over the transition period. Until relevant regulatory proceedings are complete and final orders are received, the Company is unable to predict the effect of discontinuing SFAS No. 71, but it may be required to write off significant unrecoverable regulatory assets, impaired assets, and uneconomic commitments.


7. For the most part, regulatory assets and liabilities are not included in rate base. Income tax regulatory assets/(liabilities), net of $248 million at March 31, 1998, are primarily related to investments in electric facilities. The portion related to transmission and distribution facilities will be recovered over periods of from 20 to 40 years under the expected continuing regulated transmission and distribution business. The portion related to generation business in Pennsylvania has been included in the Company's stranded costs for CTC recovery. The remaining recovery period for items other than income taxes is from three to seven years in businesses that remain subject to regulation. The final decision by the PUC related to recovery of the Company's stranded costs, as filed in its restructuring application, is expected May 21, 1998.


8. The Company uses derivative instruments to manage risk exposure associated with energy contracts. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors. The fair value of such instruments at March 31, 1998, is not materially different from book value.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


 COMPARISON OF FIRST QUARTER OF 1998 WITH FIRST QUARTER OF 1997


        The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the following Management's Discussion and Analysis information.


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


Significant Events in the First Quarter of 1998

        On March 25, 1998, the Maryland Public Service Commission
(PSC) approved a settlement agreement between Allegheny Energy, Inc. (Allegheny Energy) and various parties, in which the PSC indicated its approval of the issuance of stock for the merger with DQE, Inc. (DQE). This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger. Thereafter, the Nuclear Regulatory Commission approved the transfer of control of the operating licenses for Duquesne Light Company's (Duquesne) Beaver Valley Unit No.'s 1 and 2 and Perry Unit No. 1 nuclear plants as required for the proposed merger between Allegheny Power System, Inc. and DQE, parent company of Duquesne. Duquesne will still be the licensee, but the approval was necessary since control of Duquesne after the merger will pass from DQE to Allegheny Energy.

        On April 30, 1998, the Pennsylvania Public Utility Commission (PUC) adopted a motion (the "Order") approving the merger subject to a condition precedent that the merged entity joins a Federal Energy Regulatory Commission (FERC) approved, fully functioning Independent System Operator (ISO). The Order specifically approved the Midwest ISO as satisfying the condition precedent provided it was FERC approved and fully functioning. Allegheny Energy has joined the Midwest ISO, contingent only on merger consummation, but it is not projected to be FERC approved and fully functioning until on or after January 1, 2000. The Order also noted that the Pennsylvania, New Jersey, Maryland, L.L.C. ISO (PJM ISO) might also satisfy the pre-condition but that it would require an updated study and analysis be submitted to the PUC. The PJM ISO is FERC approved and fully functioning. The PUC Order noted that the merger would produce substantial savings and further noted that an 18-month delay recommended by two Administrative Law Judges (ALJs) in their recommended decision of March 25, 1998, was not in the public interest. Allegheny Energy is dismayed that the PUC nevertheless imposed a condition precedent that could impose a delay likely to be as long or longer than recommended by the ALJs. Upon official entry of the PUC's Order, Allegheny Energy is likely to file a motion for reconsideration to allow the merger to go forward immediately as it has already joined the Midwest ISO and has already pledged sufficient interim mitigation measures until the Midwest ISO is functioning, including temporary relinquishment of control of 570 megawatts of generation to mitigate market power concerns. Allegheny Energy may also propose additional interim mitigation measures. Allegheny Energy is also exploring further the PJM ISO. Allegheny Energy believes the merger is unlikely to be completed if the pre-condition in the Order actually imposes significant delay.

        On April 30, 1998, the PUC, in a non-binding polling, outlined a restructuring plan for the Company. Under the non-binding polling, the Company would provide residential customers who shop for their electricity a shopping credit of about 3.12 cents per kilowatt-hour (kWh) beginning in January 1999, and about 3.23 cents per kWh beginning in January 2000. Shopping credits will vary from one rate class to another and will increase over the transition period. According to the polling, the Company is allowed to collect $524 million in stranded costs over seven years, starting in January 1999, through a Competitive Transition Charge (CTC). In its restructuring application, the Company had requested $1.6 billion in stranded costs. Stranded costs are costs incurred under a regulated environment, which are not recoverable in a competitive market. The PUC polling indicated that one-third of the Company's customers will be able to buy power from the supplier of their choice on January 1, 1999, another one-third on the following day, January 2, 1999, and the remainder on January 2, 2000. In a separate action, the PUC directed that open enrollment for Pennsylvania customers to choose their electric generation suppliers will begin on July 1, 1998. Starting in 1999, the Company would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, the Company would continue to provide transmission and distribution services to its customers at PUC and FERC regulated rates. Allegheny Energy and the Company believe that the $524 million of stranded costs recommended for recovery is inadequate and financially harmful to the Company. The non-binding polling of the PUC is a preliminary step leading up to a final order on the Company's restructuring plan expected May 21, 1998. If the PUC's final order remains as financially harmful as the polling, the Company plans to seek redress through reconsideration by the PUC and/or full judicial review and/or legislative revision of the Customer Choice Act.

Review of Operations

EARNINGS SUMMARY

        Consolidated net income for the first quarter of 1998 was $39.0 million compared with $36.9 million for the corresponding 1997 period. The increase in consolidated net income for the first quarter of 1998 was achieved by continuing efforts to reduce operations and maintenance (O&M) expense and also due to a reduction in the Company's depreciation expense determined to be necessary as part of its comprehensive restructuring filing required by the Customer Choice Act. Consolidated net income increased despite the 1998 first quarter weather which was 15% warmer than 1997 and 22% warmer than normal as measured by heating degree days and was the warmest in more than 100 years.


SALES AND REVENUES

        Total operating revenues for the first quarter of 1998
and 1997 were as follows:
                                                Three Months Ended
                                                     March 31
                                                1998          1997
                                               (Millions of Dollars)
Operating revenues:
  Bundled retail sales                         $243.1        $255.9
  Unbundled retail sales                          3.6           -
  Wholesale and other, excluding bundled
    street lighting sales                        20.3          18.0
  Utility bulk power, including transmission
    services                                     13.7           8.6
      Total operating revenues                 $280.7        $282.5


        The decrease in bundled retail sales (full service sales to retail customers) is due in part to reduced residential kWh sales to retail customers due to the mild first quarter winter weather. The 1998 first quarter winter weather was 15% warmer than 1997 and 22% warmer than normal as measured by heating degree days. The decrease in bundled retail sales revenue was also due in part to the Customer Choice Act in Pennsylvania. As part of the Customer Choice Act, all utilities in Pennsylvania were required to administer retail access pilot programs under which customers representing 5% of the load of each rate class must choose a generation supplier other than their own local franchise utility. As a result, up to 5% of previously fully bundled customers were able to participate in the Pennsylvania pilot program and were allowed to buy energy from a supplier of their choice. The pilot programs began on November 1, 1997, and will continue through December 31, 1998. Unbundled retail sales revenues represents transmission and distribution revenues for Pennsylvania pilot customers who chose another supplier to provide their energy needs.

        To assure participation in the pilot program, pilot participants are receiving an energy credit from their local utility and will reach agreement with an alternate supplier as to the price for energy. The credit established by the PUC is artificially high (greater than the Company's generation costs), with the result that the Company could suffer a revenue loss of up to $10 million in 1998 for the pilot. The PUC has approved the Company's pilot compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset. Wholesale and other includes an accrual of such revenue losses, sales to wholesale customers (cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under regulation by the FERC) and non-kWh revenues. The increase in wholesale and other was due primarily to $1.9 million of deferred net revenue losses recorded as a regulatory asset to offset revenue losses suffered as a result of the pilot.

        The increase in utility bulk power, including transmission services, is due primarily to pilot-related sales of energy to Pennsylvania pilot customers of other utilities and marketers.


OPERATING EXPENSES

        Fuel expenses for the first quarter remained relatively unchanged from the previous quarter. Prior to May 1, 1997, the Company's fuel expenses were primarily subject to deferred power cost accounting procedures to match fuel and energy cost adjustment clause revenues, with the result that changes in fuel expenses until then had little effect on consolidated net income. After May 1, 1997, the Company assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission and bulk power.

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

                                              Three Months Ended
                                                   March 31
                                              1998          1997
                                            (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*                   $16.5         $16.7
    Other                                      4.1           3.8
  Power exchanges, net                         1.4           1.8
Affiliated transactions:
  AGC capacity charges                         7.9           8.8
  Energy and spinning reserve charges           .8            .8
    Purchased power and exchanges, net       $30.7         $31.9

*PURPA cost (cents per kWh)                    5.8           6.1


        None of the Company's purchased power contracts are capitalized since there are no minimum payment requirements absent associated kWh generation and under a regulated environment recovery of the costs are reasonably assured.

        The $.7 million decrease in other operation expense resulted primarily from a $2 million decrease to expense related to a reversal of a portion of the remaining restructuring liability. This decrease was offset in part by $1.6 million of increased expenses related to the Pennsylvania pilot and competition.

        Maintenance expenses decreased $4.2 million for the first quarter due primarily to reduced expenses achieved through restructuring efforts and other cost controls. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense in the first quarter decreased $1.1 million due to a reduction in the Company's annual depreciation expense determined to be necessary as part of its comprehensive restructuring filing required by the Customer Choice Act.

        The net increase in federal and state income taxes resulted primarily from an increase in income before taxes.

        Other income, net, decreased $2.9 million primarily due to the gain on a sale of land by the Company's subsidiary, West
Virginia Power & Transmission Company in the first quarter of 1997.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1997, should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4 and 5 to the Consolidated Financial Statements for information about merger activities and the Pennsylvania Customer Choice Act.

        The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", establishes standards for impairment of long-lived assets and certain identifiable intangibles and requires companies to recognize an impairment loss if the expected future undiscounted cash flows are less than the carrying value of an asset. Due in part to the evolving process of the electric utility industry in the United States changing from a historically regulated monopolistic market to a competitive marketplace, the competitive market price of energy and the resultant undiscounted cash flows could be less than the carrying value of power stations. If that were to occur, an impairment loss would be required to be recognized in an amount by which the book value of the power stations exceeded their market value. As part of the final PUC Order expected on May 21, 1998, the PUC will make a final decision as to the amount of stranded costs allowed to be recovered by the Company through a CTC. At its non-binding polling on April 30, 1998, the PUC indicated a plan for the Company to recover $524 million of the $1.6 billion of stranded costs requested by the Company in its restructuring filing. In its final order, if the PUC does not increase the proposed $524 million of stranded costs that the Company would be allowed to recover, the resultant decrease in future undiscounted cash flows related to energy recovery associated with the power stations may become less than the book value of the Company's power stations. In that event, an asset impairment loss would be required to be recognized. Dependent upon the May 21, 1998, final PUC order associated with the amount of the Company's stranded costs approved for future recovery, the Company may need to record an impairment loss in the second quarter of 1998 to write-down the book value of its power stations. The Company and its parent, Allegheny Energy, are currently evaluating the Company's power station assets for potential impairment, contingent upon the expected May 21, 1998, final PUC Order. Allegheny Energy and the Company are also evaluating the possibility that a write-off may also be required for unrecoverable regulatory assets and the excess costs of a PURPA project if the May 21 Order remains substantially similar to the polling.

        The Company uses derivative instruments to manage the risk exposure associated with contracts it writes for the purchase and/or sale of electricity for receipt or delivery at future dates. Such instruments are used in accordance with a risk management policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

        At March 31, 1998, the trading books of the Company consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward purchase and/or sale contracts which required settlement by physical delivery of electricity. During 1998, the Company also entered into option contracts which, if exercised, were settled with physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.

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

        Allegheny Energy is working actively within its states to advance customer choice. However, it believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the Public Utility Holding Company Act of 1935 and PURPA.

        In late March, on the federal level, the Clinton Administration outlined its electricity deregulation proposal in a set of "principles" for Congress. The proposal sets January 1, 2003, as the start date for customer choice. States that have already deregulated would be allowed to maintain the structures they have created, and low-cost states could opt out if they believe their consumers would not benefit from competition.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

            Part II - Other Information to Form 10-Q
                for Quarter Ended March 31, 1998


ITEM 1.  LEGAL PROCEEDINGS

         On September 29, 1997, the City of Pittsburgh filed an antitrust and conspiracy lawsuit in the Federal District Court for the Western District of Pennsylvania against Allegheny Power System, Inc., the Company, DQE, Inc. and Duquesne Light Company. The complaint alleged eight counts, two of which were claimed violations of the antitrust statutes and six were state law claims. The relief sought included a request that the proposed merger between Allegheny Power System, Inc. and DQE, Inc. be stopped. The complaint also requested unspecified monetary damages relating to alleged collusion between the two companies in their actions dealing with proposals to provide electric service to redevelopment zones in the city. On October 27, 1997, all defendants filed motions to dismiss the complaint. On January 6, 1998, the District Court issued an order which granted the motions to dismiss. On January 14, 1998, the city appealed the order to the United States Court of Appeals for the Third Circuit. Allegheny Energy and the Company cannot predict the outcome of this appeal.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     1.  (a)  Date and Kind of Meeting:

              The annual meeting of shareholders was held at Greensburg, Pennsylvania, on April 15, 1998. No proxies were solicited.

         (b)  Election of Directors:

              The holder of all 24,361,586 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

                Eleanor Baum               Alan J. Noia
                William L. Bennett         Jay S. Pifer
                Wendell F. Holland         Steven H. Rice
                Phillip E. Lint            Gunnar E. Sarsten
                Frank A. Metz, Jr.         Peter J. Skrgic
                Michael P. Morrell

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b) On March 23, 1998, the Company filed a Form 8-K concerning the Senior Officer Separation Plan which may be offered to certain of its officers after consummation of the merger between Allegheny Energy, Inc. and DQE, Inc. At the Company's December 4, 1997, Board of Directors Meeting, the Board approved the Separation Plan.


                           Signature


         Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WEST PENN POWER COMPANY

                                        /s/    T. J. KLOC
                                         T. J. Kloc, Controller
                                       (Chief Accounting Officer)

May 15, 1998