Form 10-Q
period 1998-06-30
WEST PENN POWER CO
filed 1998-08-14
CIK 105839

                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998


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

   At August 14, 1998, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Form 10-Q for Quarter Ended June 30, 1998


                             Index

                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and six months ended June 30, 1998 and 1997         3


  Consolidated balance sheet - June 30, 1998
    and December 31, 1997                                     4


  Consolidated statement of cash flows -
    Six months ended June 30, 1998 and 1997                   5


  Notes to consolidated financial statements                 6-10


  Management's discussion and analysis of financial
    condition and results of operations                     11-19



PART II--OTHER INFORMATION                                  20-21

                                  WEST PENN POWER COMPANY AND SUBSIDIARIES
                                        Consolidated Statement of Income




                                                   Three Months Ended              Six Months Ended
                                                        June 30                         June 30
                                                    1998         1997              1998           1997
                                                                 (Thousands of Dollars)

    ELECTRIC OPERATING REVENUES:
       Residential                              $   82,563    $  86,022        $  185,273      $ 196,333
       Commercial                                   53,727       52,178           108,619        108,315
       Industrial                                   86,619       88,242           173,733        175,983
       Wholesale and other, including affiliates    18,169       17,525            40,482         37,313
       Bulk power transactions, net                 21,945        8,764            35,619         17,317
         Total Operating Revenues                  263,023      252,731           543,726        535,261


    OPERATING EXPENSES:
      Operation:
       Fuel                                         64,295       61,185           128,608        125,331
       Purchased power and exchanges, net           27,714       29,651            58,431         61,566
       Deferred power costs, net                     -              874             -              2,922
       Other                                        41,466       36,907            76,705         72,799
      Maintenance                                   23,229       25,460            46,171         52,553
      Depreciation                                  29,425       30,448            58,765         60,902
      Taxes other than income taxes                 21,740       21,765            44,865         45,287
      Federal and state income taxes                14,527       10,780            36,935         30,969
              Total Operating Expenses             222,396      217,070           450,480        452,329
              Operating Income                      40,627       35,661            93,246         82,932

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                        127          654               745          1,263
      Other income, net                              2,894        3,133             5,560          8,730
              Total Other Income and Deductions      3,021        3,787             6,305          9,993

              Income Before Interest Charges        43,648       39,448            99,551         92,925

    INTEREST CHARGES:
      Interest on long-term debt                    15,571       16,247            31,936         32,494
      Other interest                                 1,968        1,767             2,846          2,587
      Allowance for borrowed funds used during
       construction                                   (199)        (529)             (540)        (1,020)

              Total Interest Charges                17,340       17,485            34,242         34,061

    Consolidated Income Before
      Extraordinary Charge                          26,308       21,963            65,309         58,864
    Extraordinary Charge, net (1)                 (265,446)        -             (265,446)          -
    CONSOLIDATED NET (LOSS) INCOME              $ (239,138)   $  21,963        $ (200,137)     $  58,864




    See accompanying notes to consolidated financial statements.

    (1) See Note 6 in the notes to the consolidated financial statements.

                                 WEST PENN POWER COMPANY AND SUBSIDIARIES
                                         Consolidated Balance Sheet



                                                                   June 30,                   December 31,
                                                                     1998                         1997
    ASSETS:                                                               (Thousands of Dollars)
      Property, Plant, and Equipment:
         At original cost, including $99,595,000
           and $117,588,000 under construction                  $  3,279,546                $   3,293,039
         Accumulated depreciation                                 (1,280,896)                  (1,254,900)
                                                                   1,998,650                    2,038,139
      Investments and Other Assets:
         Allegheny Generating Company - common stock at equity        73,537                       89,783
         Other                                                           660                          721
                                                                      74,197                       90,504
      Current Assets:
         Cash and temporary cash investments                           3,978                        4,056
         Accounts receivable:
            Electric service, net of $15,556,000 and $13,326,000
               uncollectible allowance                               125,740                      128,348
            Affiliated and other                                      21,729                       21,525
         Materials and supplies - at average cost:
            Operating and construction                                33,663                       34,212
            Fuel                                                      34,736                       29,467
         Prepaid taxes                                                30,178                       11,738
         Other                                                         8,539                       14,211
                                                                     258,563                      243,557
      Deferred Charges:
         Regulatory assets                                           495,733                      333,235
         Unamortized loss on reacquired debt                           4,603                        9,725
         Other                                                        25,924                       31,999
                                                                     526,260                      374,959

                Total Assets                                    $  2,857,670                $   2,747,159

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                           $    465,994                $     465,994
         Other paid-in capital                                        55,475                       55,475
         Retained earnings                                           216,975                      475,558
                                                                     738,444                      997,027
         Preferred stock                                              79,708                       79,708
         Long-term debt and QUIDS                                    804,095                      802,319
                                                                   1,622,247                    1,879,054
      Current Liabilities:
         Short-term debt                                             140,852                       52,046
         Long-term debt due within one year                            -                          103,500
         Accounts payable                                             65,031                       73,584
         Accounts payable to affiliates                               33,690                       16,137
         Taxes accrued:
            Federal and state income                                     263                        1,605
            Other                                                      9,577                       22,728
         Interest accrued                                             15,310                       15,817
         Other                                                        19,962                       28,457
                                                                     284,685                      313,874
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                                43,916                       45,206
         Deferred income taxes                                       265,597                      450,390
         Regulatory liabilities                                       30,670                       34,326
         Adverse power purchase commitments                          585,918                       -
         Other                                                        24,637                       24,309
                                                                     950,738                      554,231

                Total Capitalization and Liabilities            $  2,857,670                $   2,747,159


      See accompanying notes to consolidated financial statements.

                               WEST PENN POWER COMPANY AND SUBSIDIARIES
                                 Consolidated Statement of Cash Flows


                                                                             Six Months Ended
                                                                                 June 30
                                                                          1998               1997
                                                                          (Thousands of Dollars)

    CASH FLOWS FROM OPERATIONS:
         Consolidated net (loss) income                               $ (200,137)         $  58,864
         Extraordinary charge, net of taxes                              265,446               -
         Consolidated income before extraordinary charge                  65,309             58,864

         Depreciation                                                     58,765             60,902
         Deferred investment credit and income taxes, net                  3,171              5,506
         Deferred power costs, net                                         -                  2,922
         Unconsolidated subsidiaries' dividends in excess of earnings     16,307              2,357
         Allowance for other than borrowed funds used
             during construction                                            (745)            (1,263)
         Restructuring liability                                          (4,082)           (10,084)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                   2,404             14,240
                Materials and supplies                                    (4,720)           (10,459)
                Prepaid taxes                                            (18,440)            (3,076)
                Accounts payable                                           9,000             (1,344)
                Taxes accrued                                            (14,493)           (18,552)
         Other, net                                                       (4,460)            (5,089)
                                                                         108,016             94,924

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                       (36,455)           (46,614)

    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                       15,935               -
         Retirement of long-term debt                                   (117,935)              -
         Short-term debt, net                                             88,806             49,852
         Notes receivable from affiliates                                  -                  2,900
         Dividends on capital stock:
            Preferred stock                                               (1,683)            (1,701)
            Common stock                                                 (56,762)           (96,959)
                                                                         (71,639)           (45,908)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                        (78)             2,402
    Cash and Temporary Cash Investments at January 1                       4,056              5,160
    Cash and Temporary Cash Investments at June 30                    $    3,978          $   7,562


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
             Interest (net of amount capitalized)                        $32,622            $32,212
             Income taxes                                                 40,551             29,538



    See accompanying notes to consolidated financial statements.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


1. The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1997 consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.


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


3. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100 MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility. Following is a summary of income statement information for
   AGC:

                                    Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     1998        1997      1998        1997
                                              (Thousands of Dollars)

   Electric operating revenues     $19,126     $20,408   $37,730     $40,624

   Operation and maintenance
     expense                         1,542       1,471     2,495       2,756
   Depreciation                      4,242       4,284     8,468       8,568
   Taxes other than income taxes     1,177       1,201     2,337       2,396
   Federal income taxes              2,907       3,141     5,772       6,265
   Interest charges                  3,298       3,917     6,811       7,877
   Other income, net                    (1)         (1)      (51)         (1)
     Net income                    $ 5,961     $ 6,395   $11,898     $12,763

   The Company's share of the equity in earnings above was $2.7 million and $2.9 million for the three months ended June 30, 1998 and 1997, respectively, and $5.4 million and $5.7 million for the six months ended June 30, 1998 and 1997, respectively, and was included in other income, net, on the Consolidated Statement of Income.


4. On April 7, 1997, the Company's parent, Allegheny Power System, Inc. (now renamed Allegheny Energy, Inc.) and DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pennsylvania, announced that they had agreed to merge in a tax-free, stock-for-stock transaction.

   On March 25, 1998, the Maryland Public Service Commission
   (PSC) approved a settlement agreement between Allegheny Energy, Inc. (Allegheny Energy) and various parties, in which the PSC indicated its approval of the merger. This action was requested in connection with the proposed issuance of Allegheny Energy stock to exchange for DQE stock to complete the merger.

   On July 8, 1998, the City of Pittsburgh reached a settlement agreement with Allegheny Energy and agreed to support the merger.

   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest ISO is the regional transmission entity that will best serve the interests of the Ohio customers of Monongahela Power Company, the Company's utility affiliate, and will best mitigate the market power issue.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to Allegheny Energy in response to a Petition for Reconsideration filed by Allegheny Energy on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, Allegheny Energy reiterated its commitment to staying in and supporting the Midwest ISO, and also offered to relinquish some generation in order to mitigate market power concerns. Allegheny Energy committed to relinquishing control of the 570 MW Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, Allegheny Energy may be required to divest up to 2,500 MW of generation, subject to a PUC Order.

   In a letter dated July 28, 1998 to Allegheny Energy, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998 (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company described in Note 5 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy will pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

   All of the Company's incremental costs of the merger process ($6.5 million through June 30, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs, or when it is determined that the merger will not occur.


5. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. On August 1, 1997, the Company filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included a plan for recovery of stranded costs through a Competitive Transition Charge (CTC).

   On May 29, 1998, the Company received a final Order from the PUC denying full recovery of its stranded cost claim. The Order authorized recovery of $524 million in stranded costs, with return, over the 1999 through 2005 period, of the approximately $1.2 billion available for recovery under the capped rates mandated by the Customer Choice Act.

   On June 26, 1998, the PUC denied a request by the Company for reconsideration of the May 29, 1998 PUC Order on the Company's restructuring plan. In denying the request for reconsideration, the PUC let stand the earlier Order under which the Company would provide customers who shop for their electricity a shopping credit of about 3.12 cents per kilowatt-hour (kWh) beginning in January 1999, and about 3.23 cents per kWh beginning in January 2000. Shopping credits vary from one rate class to another and increase over a seven-year transition period. Under the reconsideration Order, the Company would be allowed to collect $525 million ($.5 million more than the previous Order) in stranded costs, with a return, over seven years, starting in January 1999, through the CTC. Although in its restructuring application, the Company had listed $1.6 billion in stranded costs, because of capped rates, the Company would be limited to $1.2 billion in stranded cost recovery under the Customer Choice Act.
   Stranded costs are costs incurred under a regulated environment, which are not expected to be recoverable in a competitive market. Actual recovery of such costs will depend upon the market prices for electricity in future periods and the number of the Company's customers who choose other generation suppliers. The PUC Order on the Company's restructuring plan assumed significantly higher electricity prices in future years than Allegheny Energy and the Company believed were appropriate.

   One-third of the Company's customers will be able to buy power from the supplier of their choice on January 1, 1999, another one-third on the following day, January 2, 1999, and the remainder on January 2, 2000. In a separate action, the PUC directed that open enrollment for Pennsylvania customers to choose their electric generation suppliers will begin on July 1, 1998. Starting in 1999, the Company would unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation would be open to competition, the Company would continue to provide transmission and distribution services to its customers at PUC and Federal Energy Regulatory Commission (FERC) regulated rates.

   Allegheny Energy and the Company believe that the $525 million of stranded costs recommended for recovery is contrary to legal requirements and does not adequately reflect the potential effects of competition on the Company. On June 26, 1998, the Company filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. On July 23, 1998, the Company also filed in the Commonwealth Court of Pennsylvania a petition for a stay of the two-thirds, one-third phase-in schedule ordered by the PUC. On August 5, 1998, the Company withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order.


6. As a result of the PUC Order described in Note 5 above, the Company has determined that it is required to discontinue the application of Statement of Financial Accounting Standards
   (SFAS) No. 71 for electric generation operations and to adopt SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71". In doing so, the Company has also determined that under the provisions of SFAS No. 101 an extraordinary charge of $450.6 million ($265.4 million after taxes) is required to reflect a write-off of disallowances in the PUC's Order. The write-off, recorded in June 1998, reflects adverse power purchase commitments and deferred costs that are not recoverable from customers under the PUC's Order as follows:

                                                       (In Millions)

   AES Beaver Valley nonutility generation contract        $201.4
   Allegheny Generating Company (AGC) pumped storage
     capacity contract                                      177.2
   Other                                                     72.0
     Total                                                 $450.6


   In 1985, the Company entered into a contract with AES
   Corporation for the purchase of energy from AES's Beaver
   Valley generating plant in Pennsylvania pursuant to the requirements of the Public Utility Regulatory Policies Act of
   1978 (PURPA) at prices then determined under the Act.

   The Company owns 45% of AGC, which owns an undivided 40% interest in the 2,100 MW pumped storage hydroelectric station in Bath County, Virginia. The Company buys AGC's capacity in the station priced under a cost of service formula wholesale rate schedule approved by the FERC.

   Under both of these contracts, the Company has purchase commitments at costs in excess of the market value of energy from the plants. Because of utility restructuring under the Customer Choice Act, these commitments have been determined to be adverse purchase commitments requiring accrual as loss contingencies pursuant to SFAS No. 5, "Accounting for Contingencies". The extraordinary charge for these contracts is the net result of such excess cost accruals (recorded in June as adverse power purchase commitments) less estimated revenue recoveries authorized in the PUC Order (recorded in June 1998 as regulatory assets) as follows:

                                                     AES            AGC
                                                Beaver Valley   Bath County
                                                        (In Millions)

   Projected costs in excess of market value
     of energy                                      $351.5        $234.4
   Estimated recovery                                150.1          57.2
     Net unrecoverable extraordinary charge         $201.4        $177.2


   The other $72.0 million of extraordinary charges represents $55.0 million of deferred unrecovered expenditures for previous PURPA buyouts, $15.4 million for an abandoned generating plant, and $1.6 million of other generation-related regulatory assets.

   Allegheny Energy continues to review the financial impact of the PUC's Order. Ultimately, future financial effects depend on the number of Company customers who choose other generation suppliers and the market price of electricity during the transition period.


7. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999.
   The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133.

                WEST PENN POWER COMPANY AND SUBSIDIARIES


       Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


    COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998
        WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997


        The Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and
Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in Pennsylvania and the DQE, Inc. (DQE) merger as well as results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental legislative and regulatory changes; future economic conditions; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation if DQE seeks to terminate the merger agreement; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Six Months of 1998

*    Merger with DQE

        In a letter dated July 28, 1998 to Allegheny Energy, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the Pennsylvania Public Utility Commission (PUC) Orders of July 23, 1998 and May 29, 1998. See Notes 4 and 5 to the Consolidated Financial Statements for more information about these Orders. DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and Plan of Merger, and invited Allegheny Energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy will pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE. Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy is continuing to seek the remaining regulatory approvals from the Federal Energy Regulatory Commission (FERC), the Department of Justice, and the Securities and Exchange Commission. The Company cannot predict the outcome of the requested approvals or of the differences between Allegheny Energy and DQE.


*    Pennsylvania Deregulation

        On May 29, 1998, the Company received a final Order from the PUC denying full recovery of its stranded cost claim. The Order authorized recovery of $524 million in stranded costs, with return, over the 1999 through 2005 period, of the approximately $1.2 billion available for recovery under the capped rates mandated by the Customer Choice Act.

        On June 26, 1998, the PUC denied a request by the Company for reconsideration of the May 29, 1998 PUC Order on the Company's restructuring plan. In denying the request for reconsideration, the PUC let stand the earlier Order under which the Company would provide customers who shop for their electricity a shopping credit of about 3.12 cents per kilowatt-hour (kWh) beginning in January 1999, and about 3.23 cents per kWh beginning in January 2000. Shopping credits vary from one rate class to another and increase over a seven-year transition period. Under the reconsideration Order, the Company would be allowed to collect $525 million ($.5 million more than the previous Order) in stranded costs, with a return over seven years, starting in January 1999, through the Competitive Transition Charge (CTC). Although in its restructuring application, the Company had listed $1.6 billion in stranded costs, because of capped rates, the Company would be limited to $1.2 billion in stranded cost recovery under the Customer Choice Act. Stranded costs are costs incurred under a regulated environment which are not expected to be recoverable in a competitive market. Actual recovery of such costs will depend upon the market prices for electricity in future periods and the number of the Company's customers who choose other generation suppliers. The PUC Order on the Company's restructuring plan assumed significantly higher electricity prices in future years than Allegheny Energy and the Company believed were appropriate.

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

        Allegheny Energy and the Company believe that the $525 million of stranded costs recommended for recovery is contrary to legal requirements and does not adequately reflect the potential effects of competition on the Company. On June 26, 1998, The Company filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. On July 23, 1998, the Company also filed in the Commonwealth Court of Pennsylvania a petition for a stay of the two-thirds, one-third phase-in schedule ordered by the PUC. On August 5, 1998, the Company withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order. Allegheny Energy cannot predict the outcome of settlement discussions or the related legal proceedings.


*    Trading Activities

        In June and July 1998, certain events combined to produce very significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather and Midwest generation unit outages and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The potential exists for such volatility to significantly affect the Company's operating results. The impact on such results, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods. The impact of such price volatility in June 1998 was insignificant to the Company.


Review of Operations

EARNINGS SUMMARY

        Consolidated net income for the second quarter and first six months of 1998 includes an extraordinary charge of $450.6 million ($265.4 million, net of taxes) to reflect a write-off by the Company of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the Pennsylvania PUC in connection with the deregulation proceedings in Pennsylvania. See Note 6 to the Consolidated Financial Statements for more information on the extraordinary charge.

        Consolidated income before the extraordinary charge for the second quarter of 1998 was $26.3 million compared with $22.0 million in the corresponding 1997 period, and for the first six months of 1998, consolidated income before the extraordinary charge was $65.3 million compared with $58.9 million for the corresponding 1997 period. The increases in consolidated income before extraordinary charge in the second quarter and first six months were due to significant bulk power transactions, a reduction in the Company's depreciation expense determined to be necessary as part of its comprehensive restructuring filing required by the Customer Choice Act, and in the first six months also due to continuing efforts to reduce operations and maintenance (O&M) expense.

SALES AND REVENUES

        Total operating revenues for the second quarter and first six months of 1998 and 1997 were as follows:

                                  Three Months Ended     Six Months Ended
                                        June 30               June 30
                                   1998        1997      1998        1997
                                           (Millions of Dollars)
Operating revenues:
  Bundled retail sales            $222.3      $228.1    $465.4      $484.2
  Unbundled retail sales             2.3         -         5.9         -
  Wholesale and other*              16.5        15.8      36.8        33.8
  Bulk power, including
    transmission services           21.9         8.8      35.6        17.3
      Total operating revenues    $263.0      $252.7    $543.7      $535.3

*Excludes street lighting sales
 which are included in bundled
 retail sales                       $1.7         $1.7     $3.7        $3.5


        The decrease in bundled retail sales (full service sales to retail customers) for the six months ended June 30, 1998 is due in part to reduced residential kWh sales to retail customers due to the mild first quarter winter weather. The 1998 first quarter winter weather was 15% warmer than 1997 and 22% warmer than normal as measured by heating degree days. The decrease in bundled retail sales revenues in both periods was also due in part to the Customer Choice Act in Pennsylvania. As part of the Customer Choice Act, all utilities in Pennsylvania were required to administer retail access pilot programs under which customers representing 5% of the load of each rate class would choose a generation supplier other than their own local franchise utility. As a result, up to 5% of previously fully bundled customers chose to participate in the Pennsylvania pilot program and were required to buy energy from another supplier of their choice.
The pilot program began on November 1, 1997 and will continue through December 31, 1998. Unbundled retail sales revenues represent transmission and distribution revenues for Pennsylvania pilot customers who chose another supplier to provide their energy needs.

        To assure participation in the pilot program, pilot participants are receiving an energy credit from their local utility and a price for energy pursuant to an agreement with an alternate supplier. The credit established by the PUC is artificially high, with the result that the Company could suffer a revenue loss of up to $10 million in 1998 for the pilot. The PUC has approved the Company's pilot compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset. Wholesale and other revenues include an accrual of such revenue losses, as well as sales to wholesale customers (cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under regulation by the FERC) and non-kWh revenues. The increase in wholesale and other revenues was due primarily to $1.4 million and $3.3 million for the three and six months ended June 30, 1998, respectively, of deferred net revenue losses recorded as a regulatory asset to offset revenue losses suffered as a result of the pilot.

        The increase in revenues from bulk power, including transmission services, in the 1998 periods are due primarily to increased sales of energy which occurred primarily in June as a result of a heat wave which increased the demand and prices for energy. The increases are also due to pilot-related sales of energy.


OPERATING EXPENSES

        Fuel expenses for the three and six months ended June 30, 1998, increased 5.1% and 2.6%, respectively, due primarily to an increase in kWh's generated. Prior to May 1, 1997, the Company's fuel expenses were primarily subject to deferred power cost accounting procedures to match fuel and energy cost adjustment clause revenues, with the result that changes in fuel expenses until then had little effect on consolidated net income. After May 1, 1997, the Company assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission and bulk power.

        Purchased power and exchanges, net, represents power purchases from and exchanges with nonaffiliated utilities and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time, and consists of the following items:

                                 Three Months Ended    Six Months Ended
                                       June 30              June 30
                                  1998        1997     1998        1997
                                          (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*       $16.3       $17.2    $32.8       $33.9
    Other                          2.9         3.4      7.0         7.2
  Power exchanges, net             (.7)        (.5)      .7         1.3
Affiliated transactions:
  AGC capacity charges             8.3         8.8     16.2        17.6
  Energy and spinning reserve
    charges                         .9          .8      1.7         1.6
    Purchased power and
      exchanges, net             $27.7       $29.7    $58.4       $61.6

*PURPA cost (cents per kWh)        5.7         6.0      5.8         6.0


        The increases in other operation expense for the second quarter and six months ended periods were primarily due to increases in the provision for uninsured claims ($1.6 and $1.3 million, respectively), increases in the allowance for uncollectible accounts ($.4 and $.6 million, respectively), and increased expenses related to the Pennsylvania pilot and competition ($.4 and $1.9 million, respectively).

        Maintenance expenses decreased $2.2 million and $6.4 million for the second quarter and year-to-date periods ended June 30, 1998, respectively. Both 1998 periods include $1.7 million of incremental transmission and distribution (T&D) storm damage expenses incurred in June for two unusually strong thunderstorms in the Company's territory. The maintenance expense decreases were achieved through restructuring efforts and other cost controls. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense decreased $1.0 million and $2.1 million in the second quarter and first six months of 1998, respectively, due to a reduction in the Company's annual depreciation expense determined to be necessary as part of its comprehensive restructuring filing required by the Customer Choice Act.

        The increases in federal and state income taxes resulted primarily from increases in income before taxes.

        Other income, net, decreased $3.2 million in the six months ended June 30, 1998, primarily due to a gain on a sale of land in the 1997 period by the Company's subsidiary, West
Virginia Power & Transmission Company.


Financial Condition

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Notes 4, 5, and 6 to the Consolidated Financial Statements for information about merger activities and the Pennsylvania Customer Choice Act.


*    Risk Management

        The Company and its affiliates manage the risk exposure associated with contracts they write for the purchase and/or sale of electricity for receipt or delivery at future dates. Such management is done in accordance with a formal risk management policy adopted by the Board of Directors and monitored by an Exposure Management Committee of senior management. The policy requires continuous monitoring, reporting, and stress testing of all open positions for conformity to policies which limit value at risk and market risk associated with the credit standing of trading counterparties. Such credit standings must be investment grade or better, or be guaranteed by a parent company with such a credit standing for all over-the-counter instruments.

        At June 30, 1998, the trading books of the Company and its affiliates consisted primarily of physical contracts with fixed pricing. Most contracts were fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. During 1998, the Company and its affiliates also entered into option contracts which, if exercised, were settled with physical delivery of electricity. These transactions result in market risk which occurs when the market price of a particular obligation or entitlement varies from the contract price. As the Company continues to develop its power marketing and trading business, its exposure to volatility in the price of electricity and other energy commodities may increase within approved policy limits.


*    Year 2000 Readiness

        As the Year 2000 approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the Allegheny Energy System
(the System) are proceeding with a comprehensive effort to continue operations without significant problems in the Year 2000
(Y2K) and beyond. An Executive Task Force is coordinating the efforts of 21 separate Y2K Teams, representing all business and support units in the System.

        The System has segmented the Y2K problem into the following components:

*    Computer software
*    Embedded chips in various equipment
* Vendors and other organizations on which the System relies for critical materials and services.

        The System's effort for each of these three components includes assessment of the problem areas, remediation, testing and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

        The Company has expended significant time and money over the past several years on upgrading and replacing its large and complex computer systems and software to achieve greater efficiency as well as Y2K readiness. As a result, the Company expects these systems to achieve a state of Y2K readiness on or about March 31, 1999, subject to continuing review and testing.

        Various equipment used by the System includes thousands of embedded chips. Most are not date sensitive, but identifying those which are, and which are critical to operations, is a labor intensive task. Identification, remediation, and testing in many cases require the assistance of the original equipment manufacturers. Even they frequently cannot state with certainty if the chips they used are date sensitive. The System's review calls for the inventory and assessment of suspect embedded chips in critical systems to be completed by December 31, 1998, remediation initiated as needs are identified, with 1999 to complete remediation and testing.

        Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute (EEI), the Electric Power Research Institute (EPRI), the North American Electric Reliability Council
(NERC), and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning.
The effort with regard to vendors and other organizations is to obtain reasonable assurance of their readiness to conduct operations at the Year 2000 and beyond and, where reasonable assurance is questionable, to develop contingency plans. Of particular concern are telecommunications systems which are integral to the System's electricity production and distribution operations. While the System will develop contingency plans for critical telecommunication needs, there can be no assurance that the contingency plans could cope with a significant failure of major telecommunication systems.

        The Company is aware of the importance of electricity to its service territory and its customers and is using its best efforts to avoid any serious Y2K problems. Despite the System's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect.

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents an internal labor intensive effort of assessment, remediation, and component testing for noncompliant embedded chips in equipment, and a substantial labor intensive effort of multiple systems testing, documentation, and working with other parties. While outside contractors and equipment vendors will be employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with systems and equipment. The Company currently estimates that its incremental expenditures for the remaining Y2K effort will not exceed $7 million.

        The descriptions herein of the elements of the Company's Y2K effort are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Of necessity, this effort is based on estimates of assessment, remediation, testing and contingency planning activities and dates for perceived problems not yet identified. There can be no assurance that actual results will not materially differ from expectations.


*    Environmental Issues

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


*    Electric Energy Competition

        Allegheny Energy is working actively within its states to advance customer choice. However, Allegheny Energy believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the repeal of both the Public Utility Holding Company Act of 1935 and PURPA. Although several restructuring bills were introduced in the House and Senate in 1998, Congress is not expected to move legislation on restructuring this year.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

            Part II - Other Information to Form 10-Q
                 for Quarter Ended June 30, 1998


ITEM 1. LEGAL PROCEEDINGS

        On September 29, 1997, the City of Pittsburgh filed an antitrust and breach of contract lawsuit in the United States District Court for the Western District of Pennsylvania against Allegheny Power System, Inc. (now renamed Allegheny Energy, Inc.), the Company, DQE, Inc. and Duquesne Light Company. The complaint alleged eight counts, two of which were claimed violations of the antitrust statutes and six were state law claims. The relief sought included a request for an injunction preventing the proposed merger between Allegheny Power System, Inc. and DQE, Inc. The complaint also requested unspecified monetary damages relating to alleged collusion between the two companies in their actions dealing with proposals to provide electric service to redevelopment zones in the city. On October 27, 1997, all defendants filed motions to dismiss the complaint. On January 6, 1998, the District Court issued an Order which granted the motions to dismiss the federal claims for failure to state a claim, and dismissed the state claims for lack of subject matter jurisdiction. On January 14, 1998, the City appealed the Order to the United States Court of Appeals for the Third Circuit. On June 12, 1998, the United States Third Circuit Court of Appeals affirmed the District Court's decision of January 1998 to dismiss the City of Pittsburgh's lawsuit against the Company, Allegheny Energy, Inc., DQE, Inc., and Duquesne Light Company. The City filed a motion for reconsideration en banc with the Third Circuit. On July 8, 1998, the City of Pittsburgh reached a settlement with Allegheny Energy, Inc. in the City's pursuit of lower electric utility costs for the consumers. Under the terms of the settlement, the City agrees to withdraw all opposition to the proposed merger, to dismiss its motion for reconsideration in federal court, and not to re-file any claims in state court. Allegheny Energy, Inc. agreed to pay the City's legal fees and to support the City's efforts to obtain favorable redevelopment zone rates from the Pennsylvania Public Utility Commission (PUC). In addition, if the merger is consummated, Allegheny Energy, Inc. agreed to make a contribution of $4,000,000 to the Pittsburgh Development Fund of the Urban Redevelopment Authority and to maintain annual charitable giving in the City. Allegheny Energy, Inc. also repeated in the settlement the same commitments it had made to the PUC regarding participation in an independent system operator and relinquishment of control of 570 MW of capacity.

        On June 26, 1998, the Company filed a complaint in the United States District Court for the Western District of Pennsylvania challenging the PUC's interpretation and application of the Competition Act in Pennsylvania. The Complaint alleges various violations of federal law and the constitutional rights of the Company. The Complaint seeks monetary relief, a declaration that the Competition Act violates federal law and the United States Constitution, and a permanent injunction prohibiting the PUC from acting on its Order. Also, on June 26, 1998, the Company filed a petition for review of the PUC Order in the Commonwealth Court of Pennsylvania, alleging numerous errors of law and abuse of discretion by the PUC. Various other parties have cross-appealed or intervened in the Company's case. The Company filed a motion for stay with the Commonwealth Court on July 23, 1998 specifically seeking to stay the PUC's accelerated implementation schedule for competition. On August 5, 1998, the Company withdrew its petition for stay without prejudice based on a PUC agreement to offer settlement discussions on issues related to the PUC's restructuring Order.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b) On April 2, 1998, the Company filed a Form 8-K concerning the March 25, 1998, recommendations of the Pennsylvania Administrative Law Judges (ALJs) in the Company's restructuring case. A copy of the press release issued by Allegheny Energy, Inc, on March 26, 1998, concerning the ALJs decision in both the merger case and the restructuring case was filed as an exhibit.

         On June 12, 1998, the Company filed a Form 8-K and a Form 8-K/A concerning the Pennsylvania Public Utility
         Commission's final orders on the Company's restructuring plan and on Allegheny Energy, Inc.'s application for approval to merge.

         On July 27, 1998, the Company filed a Form 8-K concerning the Pennsylvania Public Utility Commission's May 29, 1998 Order on the Company's stand-alone restructuring plan which was denied in part and accepted in part as to the Company's claim to stranded cost recovery. As determined under SFAS No. 101, a write-off of the disallowances in the PUC's Order was required.


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


August 14, 1998