Form 10-Q
period 1998-09-30
WEST PENN POWER CO
filed 1998-11-16
CIK 105839

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1998


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

   At November 16, 1998, 24,361,586 shares of the Common Stock
(no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

         Form 10-Q for Quarter Ended September 30, 1998



                             Index


                                                                Page
                                                                 No.

PART I--FINANCIAL INFORMATION:

  Consolidated statement of income -
    Three and nine months ended September 30, 1998 and 1997       3


  Consolidated balance sheet - September 30, 1998
    and December 31, 1997                                         4


  Consolidated statement of cash flows -
    Nine months ended September 30, 1998 and 1997                 5


  Notes to consolidated financial statements                     6-12


  Management's discussion and analysis of financial
    condition and results of operations                         13-22



PART II--OTHER INFORMATION                                       23

                                  WEST PENN POWER COMPANY AND SUBSIDIARIES
                                      Consolidated Statement of Income
                                            (Thousands of Dollars)




                                                  Three Months Ended              Nine Months Ended
                                                     September 30                    September 30
                                                    1998         1997             1998            1997

    ELECTRIC OPERATING REVENUES:
       Residential                               $  97,845    $  90,923        $ 283,118       $ 287,256
       Commercial                                   59,559       57,614          168,178         165,929
       Industrial                                   87,810       87,302          261,543         263,285
       Wholesale and other, including affiliates    21,081       18,852           61,563          56,165
       Bulk power transactions, net                 21,977       12,055           57,596          29,372
         Total Operating Revenues                  288,272      266,746          831,998         802,007


    OPERATING EXPENSES:
      Operation:
       Fuel                                         67,874       65,887          196,482         191,218
       Purchased power and exchanges, net           31,790       26,815           90,221          88,381
       Deferred power costs, net                      -            -                -              2,922
       Other                                        34,961       40,461          111,666         113,260
      Maintenance                                   20,576       20,608           66,747          73,161
      Depreciation                                  27,837       29,898           86,602          90,800
      Taxes other than income taxes                 22,568       22,072           67,433          67,359
      Federal and state income taxes                26,418       17,140           63,353          48,109
              Total Operating Expenses             232,024      222,881          682,504         675,210
              Operating Income                      56,248       43,865          149,494         126,797

    OTHER INCOME AND DEDUCTIONS:
      Allowance for other than borrowed funds
       used during construction                       (430)         209              315           1,472
      Other income, net                              2,614        7,112            8,174          15,842
              Total Other Income and Deductions      2,184        7,321            8,489          17,314

              Income Before Interest Charges        58,432       51,186          157,983         144,111

    INTEREST CHARGES:
      Interest on long-term debt                    14,634       16,248           46,570          48,742
      Other interest                                 1,777        1,179            4,623           3,766
      Allowance for borrowed funds used during
       construction                                   (814)        (574)          (1,354)         (1,594)

              Total Interest Charges                15,597       16,853           49,839          50,914

    Consolidated Income Before
      Extraordinary Charge                          42,835       34,333          108,144          93,197
    Extraordinary Charge, net (1)                     -            -            (265,446)           -
    CONSOLIDATED NET INCOME (LOSS)               $  42,835    $  34,333        $(157,302)      $  93,197




    See accompanying notes to consolidated financial statements.

    (1) See Note 6 in the notes to the consolidated financial statements.

                                 WEST PENN POWER COMPANY AND SUBSIDIARIES
                                          Consolidated Balance Sheet
                                          (Thousands of Dollars)



                                                                September 30,                  December 31,
                                                                    1998                           1997
    ASSETS:
      Property, Plant, and Equipment:
         At original cost, including $108,069
           and $117,588 under construction                    $   3,301,177                  $   3,293,039
         Accumulated depreciation                                (1,305,037)                    (1,254,900)
                                                                  1,996,140                      2,038,139
      Investments and Other Assets:
         Allegheny Generating Company - common stock at equity       72,471                         89,783
         Other                                                          653                            721
                                                                     73,124                         90,504
      Current Assets:
         Cash and temporary cash investments                          2,728                          4,056
         Accounts receivable:
            Electric service, net of $14,984 and $13,326
               uncollectible allowance                              123,821                        128,348
            Affiliated and other                                     39,574                         21,525
         Materials and supplies - at average cost:
            Operating and construction                               33,393                         34,212
            Fuel                                                     26,498                         29,467
         Prepaid taxes                                               17,047                         11,738
         Deferred income taxes                                       14,258                         11,959
         CTC Recovery                                                24,961                         -
         Other, including current portion of
            regulatory assets                                         2,115                          2,252
                                                                    284,395                        243,557
      Deferred Charges:
         Regulatory assets                                          473,029                        333,235
         Unamortized loss on reacquired debt                          4,478                          9,725
         Other                                                       31,661                         31,999
                                                                    509,168                        374,959

                Total Assets                                  $   2,862,827                  $   2,747,159

    CAPITALIZATION AND LIABILITIES:
      Capitalization:
         Common stock                                         $     465,994                  $     465,994
         Other paid-in capital                                       55,475                         55,475
         Retained earnings                                          238,005                        475,558
                                                                    759,474                        997,027
         Preferred stock                                             79,708                         79,708
         Long-term debt and QUIDS                                   837,607                        802,319
                                                                  1,676,789                      1,879,054
      Current Liabilities:
         Short-term debt                                             42,246                         52,046
         Notes payable to affiliates                                 33,750                         -
         Long-term debt due within one year                          -                             103,500
         Accounts payable                                            68,773                         73,584
         Accounts payable to affiliates                              35,306                         16,137
         Taxes accrued:
            Federal and state income                                  6,501                          1,605
            Other                                                    12,431                         22,728
         Interest accrued                                            11,276                         15,817
         Adverse power purchase commitments                          35,380                         -
         Other                                                       16,931                         28,457
                                                                    262,594                        313,874
      Deferred Credits and Other Liabilities:
         Unamortized investment credit                               43,271                         45,206
         Deferred income taxes                                      273,965                        450,390
         Regulatory liabilities                                      30,220                         34,326
         Adverse power purchase commitments                         550,539                         -
         Other                                                       25,449                         24,309
                                                                    923,444                        554,231

                Total Capitalization and Liabilities          $   2,862,827                  $   2,747,159


      See accompanying notes to consolidated financial statements.

                      WEST PENN POWER COMPANY AND SUBSIDIARIES
                        Consolidated Statement of Cash Flows
                              (Thousands of Dollars)


                                                                            Nine Months Ended
                                                                               September 30
                                                                         1998                1997

    CASH FLOWS FROM OPERATIONS:
         Consolidated net (loss) income                              $ (157,302)         $   93,197
         Extraordinary charge, net of taxes                             265,446               -
         Consolidated income before extraordinary charge                108,144              93,197

         Depreciation                                                    86,602              90,800
         Deferred investment credit and income taxes, net                 3,139              15,075
         Deferred power costs, net                                        -                   2,922
         Unconsolidated subsidiaries' dividends in excess of earnings    17,381               1,772
         Allowance for other than borrowed funds used
             during construction                                           (315)             (1,472)
         Restructuring liability                                          -                 (20,912)
         Changes in certain current assets and
             liabilities:
                Accounts receivable, net                                (13,522)             27,923
                Materials and supplies                                    3,788              (7,417)
                Prepaid taxes                                            (5,309)             (4,862)
                Accounts payable                                         14,358             (14,206)
                Taxes accrued                                            (5,401)            (15,244)
                Interest accrued                                         (4,541)             (1,600)
         Other, net                                                     (18,558)              7,319
                                                                        185,766             173,295

    CASH FLOWS FROM INVESTING:
         Construction expenditures (less allowance for
            equity funds used during construction)                      (62,193)            (74,100)

    CASH FLOWS FROM FINANCING:
         Issuance of long-term debt                                      92,834               -
         Retirement of long-term debt                                  (161,435)              -
         Short-term debt, net                                            (9,800)             (6,442)
         Notes payable to affiliates                                     33,750                 750
         Notes receivable from affiliates                                 -                   2,900
         Dividends on capital stock:
            Preferred stock                                              (2,537)             (2,573)
            Common stock                                                (77,713)            (96,959)
                                                                       (124,901)           (102,324)


    NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                    (1,328)             (3,129)
    Cash and Temporary Cash Investments at January 1                      4,056               5,160
    Cash and Temporary Cash Investments at September 30              $    2,728          $    2,031


    SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the quarter for:
             Interest (net of amount capitalized)                       $51,960             $50,146
             Income taxes                                                56,129              40,493


    See accompanying notes to consolidated financial statements.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


1. West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1997 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1997 consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.


2. The Consolidated Statement of Income reflects the results of past operations and is not intended as any representation as to future results. The Company's comprehensive income does not differ from its consolidated net income. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

                                       Three Months Ended     Nine Months Ended
                                          September 30          September 30
                                        1998        1997      1998         1997
                                                (Thousands of Dollars)

   Electric operating revenues        $18,303     $19,664   $56,033     $60,288

   Operation and maintenance
     expense                              888         856     3,383       3,612
   Depreciation                         4,242       4,284    12,710      12,852
   Taxes other than income taxes        1,168       1,185     3,505       3,581
   Federal income taxes                 2,708       3,109     8,480       9,374
   Interest charges                     3,707       3,888    10,518      11,765
   Other income, net                      (35)     (9,054)      (86)     (9,055)
     Net income                       $ 5,625     $15,396   $17,523     $28,159

   The Company's share of the equity in earnings above was $2.5 million and $6.9 million for the three months ended September 30, 1998 and 1997, respectively, and $7.9 million and $12.7 million for the nine months ended September 30, 1998 and 1997, respectively, and was included in other income, net, on the Consolidated Statement of Income. Dividends received from AGC in 1998 exceeded equity in earnings by $17.3 million which reflects an effort to reduce AGC equity to about 45% of capital.


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

   On July 16, 1998, the Public Utilities Commission of Ohio
   (PUCO) found that the proposed merger would be in the public interest. The PUCO also stated that the Midwest Independent System Operator (ISO) is the regional transmission entity that will best serve the interests of the Ohio customers of Monongahela Power Company, the Company's utility affiliate, and will best mitigate any market power issues which might exist.

   The Nuclear Regulatory Commission has approved the transfer of control of the operating licenses for DQE's nuclear plants. While Duquesne Light Company (Duquesne), principal subsidiary of DQE, will continue to be the licensee, this approval was necessary since control of Duquesne will pass from DQE to Allegheny Energy after the merger.

   On July 23, 1998, the Pennsylvania Public Utility Commission
   (PUC) approved the Allegheny Energy-DQE merger with conditions acceptable to Allegheny Energy in response to a Petition for Reconsideration filed by Allegheny Energy on June 12, 1998. In its Petition for Reconsideration of a previous PUC Order, Allegheny Energy reiterated its commitment to staying in and supporting the Midwest ISO subject to merger consummation, and also offered to relinquish some generation in order to mitigate market power concerns. Allegheny Energy committed to relinquishing control of the 570 MW Cheswick, Pennsylvania, generating station through at least June 30, 2000 and, in the event that the Midwest ISO has not eliminated pancaked transmission rates by June 30, 2000, Allegheny Energy could be required to divest up to 2,500 MW of generation, if the PUC were to so order.

   In a letter to Allegheny Energy dated July 28, 1998, DQE stated that its Board of Directors determined that DQE was not required to proceed with the merger under present circumstances, referring to the PUC's Orders of July 23, 1998 (regarding the PUC's approval of the merger described above), and May 29, 1998 (regarding the restructuring plan of the Company described in Note 5 below). DQE took the position that the findings of both Orders constitute a material adverse effect under the Agreement and

   Plan of Merger and invited Allegheny energy to agree promptly to terminate the merger agreement by mutual consent. DQE asserted that the findings in the PUC Orders will result in a failure of the conditions to DQE's obligation to consummate the merger. DQE indicated that if Allegheny Energy was not amenable to a consensual termination, DQE would terminate the agreement unilaterally not later than October 5, 1998 if circumstances did not change sufficiently to remedy the adverse effects DQE stated were associated with the PUC Orders. In a letter dated July 30, 1998, Allegheny Energy informed DQE that DQE's allegations were incorrect, that the Orders do not constitute a material adverse effect, that Allegheny Energy remains committed to the merger, and that if DQE prevents completion of the merger, Allegheny Energy would pursue all remedies available to protect the legal and financial interests of Allegheny Energy and its shareholders. Allegheny Energy has also notified DQE that its letter and other actions constitute a material breach of the merger agreement by DQE.

   On September 16, 1998, the Federal Energy Regulatory
   Commission (FERC) approved Allegheny Energy's merger with DQE with conditions that were acceptable to Allegheny Energy.
   The principal condition is divestiture of the Cheswick
   Generating Station which enhances the proposal initially made by Allegheny Energy and DQE to mitigate market power concerns.

   On October 5, 1998, DQE notified Allegheny Energy that it had decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a complaint for specific performance of the merger agreement or, alternatively, damages and motions for a temporary restraining order and preliminary injunction against DQE.

   On October 28, 1998, the District Court denied Allegheny Energy's motions for a temporary restraining order and preliminary injunction. The District Court did not rule on the merits of the complaint for specific performance or damages. On October 30, 1998, Allegheny Energy appealed the District Court's order to the United States Court of Appeals for the Third Circuit. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.

   All of the Company's incremental costs of the merger process ($7.6 million through September 30, 1998) are being deferred. The accumulated merger costs will be written off by the Company when the merger occurs, or if it is determined that the merger will not occur.


5. In December 1996, Pennsylvania enacted the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) to restructure the electric industry in Pennsylvania to create retail access to a competitive electric energy generation market. On August 1, 1997, the Company filed with the PUC a comprehensive restructuring plan to implement full customer choice of electric generation suppliers as required by the Customer Choice Act. The filing included a plan for recovery of transition costs (sometimes referred to as stranded costs) through a Competitive Transition Charge (CTC).

   Transition costs are costs incurred under a regulated environment, which are not expected to be recoverable in the transition to a competitive market. The amount of transition costs has been a key issue in the restructuring proceedings. Since the installed costs of utility facilities are known, the key variable in transition cost determinations in Pennsylvania was the projection of market prices of electricity in future periods. The Company's restructuring plan filing included its determination of its transition costs based on its projection of future market prices. West Penn's recoverable transition costs were limited to $1.2 billion by rate caps mandated by the Customer Choice Act.

   On May 29, 1998, the PUC issued an Order authorizing the Company recovery of approximately $525 million in transition costs, with a return, based on alternative projections of future market prices. On June 26, 1998, the PUC denied, except for minor corrections, a request by the Company for reconsideration of the May 29 Order. On that same day, the Company filed a formal appeal in state court and an action in federal court challenging the PUC's restructuring Order. The Company also filed an original jurisdiction action in state court. While pursuing its litigation, the Company has participated in PUC-sponsored settlement discussions with interested parties regarding issues related to the restructuring Order.

   On November 4, 1998, the PUC tentatively approved an agreement between the Company and intervenors to settle the restructuring proceeding. The settlement agreement includes the following provisions:

   * Agreement by the parties to withdraw all litigation related to the Pennsylvania deregulation proceedings.

   * Establishment of an average shopping credit of 3.16 cents per kilowatt-hour in 1999 for the Company's customers who shop for the generation portion of electricity services.

   * Two-thirds of the Company's customers will have the option of selecting a generation supplier on January 2, 1999, with all customers able to shop on January 2, 2000.

   * Provides for a 2.5 percent rate decrease (about $25 million) throughout 1999, accomplished by an equal percentage decrease for each rate class.

   * Provides that customers will have the option of buying electricity from the Company at capped generation rates through 2008, and that transmission and distribution rates are capped through 2005, except that the capped rates are subject to increases prescribed in the Public Utility Code, including prudent increases in power purchase costs.

   * Prohibits complaints challenging the Company's regulated transmission and distribution rates through 2005.

   * Provides about $16 million of the Company's funding for the development and use of renewable energy and clean energy technologies, energy conservation, energy efficiency, etc.

   * Permits recovery of $670 million in transition costs over 10 years beginning in January 1999 for the Company. In the event that the merger of Allegheny Energy, Inc. and DQE, Inc. is consummated, the transition costs will be adjusted to $630 million plus a regulated return to provide a sharing of merger synergy savings with customers.

   * Allows for income recognition of transition cost recovery in the earlier years of the transition period to reflect the PUC's projections that electricity market prices are lower in the earlier years.

   * Grants the Company's application to issue bonds to "securitize" up to $670 million (or $630 million in the event of the merger) in transition costs and to provide 75 percent of the associated savings to customers with 25 percent to shareholders.

   * Authorizes the transfer of the Company's generating assets to a non-regulated corporate entity at book value and the unregulated business received authorization, subject to a code of conduct, to sell generating capacity and energy in unregulated markets.

   * If the Company is forced to divest some generating assets or chooses to divest all of its generation before 2002, the CTC will be adjusted, either up or down, based on the results of such divestiture.


   Pursuant to PUC orders, including the tentatively approved settlement agreement, starting in 1999 the Company will unbundle its rates to reflect separate prices for the generation charge, the CTC, and transmission and distribution charges. While generation will be open to competition, the Company will continue to provide regulated transmission and distribution services to customers in its service area at PUC and FERC regulated rates, and will be the electricity provider of last resort (PLR) for those customers who decide not to choose another electricity supplier.

   As stated above, the Company made its filing concerning its transition cost requirements based on its early 1997 projection of market prices. The PUC issued its May 29, 1998 Order to the Company, as well as its 1998 orders to all other Pennsylvania electric utilities, based on alternative projections. Current prices, which the Company believes are being influenced, among other things, by price volatility in the summer of 1998, are equal to and in some cases slightly higher than the projections adopted by the PUC in its deregulation orders issued to the Company and other utilities in Pennsylvania. If the PUC's projections are correct, the Company believes that the transition costs provided will be sufficient to permit it to recover its embedded costs, with a return, during the transition from regulation to deregulation of electricity generation.

   The terms of the settlement will require a charge to earnings in the fourth quarter of about $55-60 million ($33-36 million after tax) for the 1999 one-year rate decrease of about $25 million, the funding of renewable energy, etc., of about $15 million and an adjustment of about $15-20 million to the amount of the extraordinary charge recorded in the second quarter of 1998.

   The Company anticipates the PUC tentative approval of the settlement agreement will become final and nonappealable before the end of 1998.


6. As a result of the PUC Order described in Note 5 above, the Company has determined that it is required to discontinue the application of Statement of Financial Accounting Standards
   (SFAS) No. 71 for electric generation operations and to adopt SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71." In doing so, the Company determined that under the provisions of SFAS No. 101 an extraordinary charge of $450.6 million ($265.4 million after taxes) was required to reflect a write-off of certain disallowances in the PUC's Order. The write-off, recorded in June 1998, reflects adverse power purchase commitments and deferred costs that are not recoverable from customers under the PUC's Order as follows:

                                                      (Millions of Dollars)

   AES Beaver Valley nonutility generation contract           $201.4
   AGC pumped-storage capacity contract                        177.2
   Other                                                        72.0
     Total                                                    $450.6


   In 1985, the Company entered into a contract with AES
   Corporation for the purchase of energy from AES's Beaver
   Valley generating plant in Pennsylvania pursuant to the requirements of the Public Utility Regulatory Policies Act of
   1978 (PURPA) at prices then determined under the Act.

   The Company owns 45% of AGC, which owns an undivided 40% interest in the 2,100 MW pumped-storage hydroelectric station in Bath County, Virginia. The Company buys AGC's capacity in the station priced under a cost of service formula wholesale rate schedule approved by the FERC.

   Under both of these contracts, the Company has purchase commitments at costs in excess of the market value of energy from the plants. Because of utility restructuring under the Customer Choice Act, these commitments have been determined to be adverse purchase commitments requiring accrual as loss contingencies pursuant to SFAS No. 5, "Accounting for Contingencies." The extraordinary charge for these contracts is the net result of such excess cost accruals (recorded in June as adverse power purchase commitments) less estimated revenue recoveries authorized in the PUC Order (recorded in June 1998 as regulatory assets) as follows:

                                                      AES               AGC
                                                 Beaver Valley      Bath County
                                                      (Millions of Dollars)

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

   As described in Note 5 above, the PUC issued a tentative Order on November 4, 1998, tentatively approving a settlement agreement between the Company and parties to its restructuring proceedings in Pennsylvania. As a result, the Company in the fourth quarter expects to increase the amount of the write-off by about $15-20 million to reflect the agreement provision that future recoveries should be allocated first to return and then to cost recovery, resulting in a decrease to regulatory assets recorded in June 1998.

   The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS 71.

                                                    September      December
                                                       1998          1997
                                                    (Thousands of Dollars)

   Property, plant and equipment at
     original cost                                $1,744,436     $1,775,661
     Amounts under construction included above        39,618         51,715
   Accumulated depreciation                         (806,707)      (786,545)


7. In June 1997, the Financial Accounting standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an
   Enterprise and Related Information," to establish standards for reporting information about operating segments in financial statements. The Company continues to review this standard for further potential effect on the Company's financial statement disclosures.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133.

                   WEST PENN POWER COMPANY AND SUBSIDIARIES


           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


      COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
          WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997


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

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental legislative and regulatory changes; future economic conditions; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Nine Months of 1998

*    Merger with DQE

        In a letter to Allegheny Energy dated October 5, 1998, DQE stated that it had decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998 a complaint for specific performance of the merger agreement, or in the alternative, damages, and also filed a request for a temporary restraining order and preliminary injunction against DQE. See Note 4 to the Consolidated Financial Statements for more information about the merger. Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.


*    Pennsylvania Deregulation

        On November 4, 1998, the Pennsylvania Public Utility Commission (PUC) tentatively approved an agreement between the Company and intervenors to settle the restructuring proceeding related to legislation in Pennsylvania to provide customer choice of electric supplier and deregulate electricity generation. See Notes 5 and 6 to the Consolidated Financial Statements for details of the settlement agreement and other information about the deregulation process.

        Under the deregulation legislation, all utilities were provided an opportunity to recover their transition (or stranded) costs, as further described in Note 5. As also further described in Note 5, the determination of transition costs relied heavily on projections of future market prices of electricity. The Company's transition cost recovery claim of $1.2 billion was the subject of significant disagreement and debate, as were the transition cost claims of the other Pennsylvania utilities.

        Under the tentatively approved settlement agreement, the Company has been authorized to recover $670 million of transition costs ($630 million if the DQE merger is consummated, see Note
5), plus a return, and to record the income therefrom in the earlier years of the transition period when electricity market prices are assumed to be lowest. Additionally, as described in
Note 6, the Company will have written off as an extraordinary item in 1998 about $465-470 million of costs which it deemed not recoverable under the deregulation process. $451 million of this amount was recorded in the second quarter.

        Under the terms of the settlement agreement, two-thirds of the Company's customers will be permitted to choose an alternate generation supplier beginning in January 1999. All of the Company's customers can do so beginning in January 2000. They can also choose to remain as a West Penn customer at the Company's capped generation rates, or to alternate back and forth. Under the law, all electric utilities, including the Company, retain the responsibility of electricity provider of last resort (PLR) to all customers in their respective franchise territories that do not choose an alternate supplier.

        Beginning in 1999, in Pennsylvania, electricity supply and electricity delivery will be two separate businesses. The transmission and distribution "wires" business will be under traditional regulated rate making, and the electricity generation business will be deregulated with pricing determined by the market place. The "wires" business will have the PLR responsibility and will generally obtain its electricity supply from the market primarily by competitive bidding, including bids from an affiliated generation business. The generation business will be free to sell, subject to a code of conduct, the Company's generation capacity and energy in the open wholesale and retail markets, except that it is not permitted to sell at retail in the Company's franchise territory through the year 2003.

        The settlement agreement permits the transfer of the Company's generation assets to the unregulated generation business at the Company's embedded cost book values.

        Current electricity supply prices are below the level required to produce results of operations equal to that obtained in the regulated environment primarily because, in the Company's opinion, of abundant generation from other states, as well as in Pennsylvania, to supply the limited market of Pennsylvania. The Company believes that the utilities in states that are not yet deregulated are now selling and will continue to sell electricity into Pennsylvania at marginal cost while their fixed costs are recovered from franchise customers in their home state territories.

        The PUC's projections of electricity market prices recognized this possibility, among others, and accordingly assumed depressed prices in the earlier years of the transition process from regulation to deregulation. The projections further assumed that prices would increase in later years due to increasing demand from deregulation in other states and normal increases in customer demand, particularly because of competition.

        The forward-looking statements above are provided to describe the Company's plans and its reasoning for actions taken.
Of necessity, its plans are based on assessments of future events. There can be no assurance that actual results will not materially differ from expectations.


Review of Operations

EARNINGS SUMMARY

        Consolidated net income for the third quarter of 1998 was $42.8 million compared with $34.3 million in the corresponding 1997 period. For the first nine months of 1998, consolidated income before the extraordinary charge was $108.1 million compared with $93.2 million for the corresponding 1997 period. The increase in consolidated net income in the third quarter was primarily due to increased kilowatt-hour (kWh) sales to retail customers and increased bulk power transactions. The increase in consolidated income before the extraordinary charge in the first nine months of 1998 was primarily due to increased bulk power transactions, a reduction in the Company's depreciation expense reflecting a change in the retirement dates for the Mitchell Power Station and the Pleasants Power Station scrubbers, and continuing efforts to reduce operations and maintenance (O&M) expense. See Note 6 to the Consolidated Financial Statements for information about the extraordinary charge.

SALES AND REVENUES

        Total operating revenues for the third quarter and first nine months of 1998 and 1997 were as follows:

                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                       1998        1997      1998         1997
                                              (Millions of Dollars)
Operating revenues:
  Bundled retail sales                $242.4      $237.4    $707.8       $721.6
  Unbundled retail sales                 4.6         -        10.5          -
  Wholesale and other*                  19.3        17.2      56.1         51.0
  Bulk power and transmission
    services sales                      22.0        12.1      57.6         29.4
      Total operating revenues        $288.3      $266.7    $832.0       $802.0

*Excludes street lighting sales
 which are included in bundled
 retail sales                           $1.8        $1.7      $5.5         $5.2


        The increase in bundled retail sales (full service sales to retail customers) for the third quarter is primarily due to increased kWh sales to retail customers which was a result of third quarter summer weather which was 55% warmer than 1997 and 8% warmer than normal as measured in cooling degree days. Retail sales include sales to residential, commercial, industrial and street lighting customers. The decrease in bundled retail sales for the nine months ended September 30, 1998 is due in part to reduced kWh sales to residential customers due to the mild first quarter winter weather. The 1998 first quarter winter weather was 15% warmer than 1997 and 22% warmer than normal as measured in heating degree days. The decrease in bundled retail sales revenues was also due in part to the Customer Choice Act in Pennsylvania. As part of the Customer Choice Act, all utilities in Pennsylvania were required to administer retail access pilot programs under which customers representing 5% of the load of each rate class would choose a generation supplier other than their own local franchise utility. As a result, 5% of previously fully bundled customers chose to participate in the Pennsylvania pilot program and were required to buy energy from another supplier of their choice. The pilot program began on November 1, 1997 and will continue through December 31, 1998. Unbundled retail sales revenues represent transmission and distribution revenues from Pennsylvania pilot customers who chose another supplier to provide their energy needs.

        To assure participation in the pilot program, pilot participants are receiving an energy credit from their local utility and a price for energy pursuant to an agreement with an alternate supplier. The credit established by the PUC is artificially high, with the result that the Company could suffer a revenue loss of up to $10 million in 1998 for the pilot. The PUC has approved the Company's pilot compliance filing and thus has indicated its intent to treat the revenue losses as a regulatory asset. Wholesale and other revenues include an accrual of such revenue losses, as well as sales to wholesale customers (cooperatives and municipalities that own their own distribution systems and buy all or part of their bulk power needs from the Company under regulation by the FERC) and non-kWh revenues. The increase in wholesale and other revenues was due primarily to $2.5 million and $5.8 million for the three and nine months ended September 30, 1998, respectively, of deferred net revenue losses recorded as a regulatory asset to offset revenue losses suffered as a result of the pilot.

        Bulk power transactions consist of sales of power to power marketers and other utilities. Revenues from bulk power transactions consist of the following items:

                                   Three Months Ended    Nine Months Ended
                                      September 30         September 30
                                    1998        1997     1998         1997
                                            (Millions of Dollars)
Revenues:
  Transmission services sales
    to nonaffiliated companies     $ 8.0       $ 4.4    $16.1        $13.7
  Bulk power                        14.0         7.7     41.5         15.7
    Total bulk power trans-
      actions, net                 $22.0       $12.1    $57.6        $29.4


        The increase in revenues from bulk power was due to increased sales which occurred primarily in the month of June as a result of warm weather which increased the demand and price for energy. The increase in revenues from transmission services was due to an increase in price.

        In June and July 1998, certain events combined to produce significant volatility in the spot prices for electricity at the wholesale level. These events included extremely hot weather and Midwest generation unit outages and transmission constraints. Wholesale prices for electricity rose from a normal range of from $25-$40 per megawatt-hour (mWh) to as high as $3,500-$7,000 per mWh. The potential exists for such volatility to significantly affect the Company's operating results. The impact on such results, either positively or negatively, depends on whether the Company is a net buyer or seller of electricity during such periods.


OPERATING EXPENSES

        Fuel expenses for both the three and nine months ended September 30, 1998, increased 3% primarily due to a 1% and 4% increase in kWhs generated, respectively. Prior to May 1, 1997, the Company's fuel expenses were primarily subject to deferred power cost accounting procedures to match fuel and energy cost adjustment clause revenues, with the result that changes in fuel expenses until then had little effect on consolidated net income. After May 1, 1997, the Company assumed the risks and benefits of changes in fuel and purchased power costs and sales of transmission and bulk power.

        Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time, and consists of the following items:

                                    Three Months Ended    Nine Months Ended
                                       September 30         September 30
                                     1998        1997     1998         1997
                                             (Millions of Dollars)
Nonaffiliated transactions:
  Purchased power:
    From PURPA generation*          $14.7       $14.9    $47.5        $48.8
    Other                             9.7         4.4     16.7         11.6
  Power exchanges, net               (1.4)       (1.2)     (.7)          .1
Affiliated transactions:
  AGC capacity charges                7.7         7.9     23.9         25.5
  Energy and spinning reserve
    charges                           1.1          .8      2.8          2.4
    Purchased power and
      exchanges, net                $31.8       $26.8    $90.2        $88.4

*PURPA cost (cents per kWh)           5.8         5.8      5.8          6.0


        The increases in other purchased power resulted primarily from increased purchases for sales. As described earlier, an increase in price caused by volatility in the spot prices for electricity at the wholesale level in June as well as in the third quarter of 1998 also contributed to the increases.

        The decrease in other operation expense for the three months ended September 30, 1998 was due primarily to decreased provisions for uninsured claims ($2.1 million) resulting from a reevaluation of existing claims, litigation expenses related to a PURPA project which were incurred in the corresponding period ended September 30, 1997 ($1.5 million), and a decrease in transmission services purchased from affiliated companies ($.9 million). The decrease for the nine months ended September 30, 1998 was due primarily to litigation expenses related to a PURPA project which were incurred in the corresponding period ended September 30, 1997 ($2.8 million) and a $2 million decrease to expense related to a reversal of a portion of the remaining restructuring liability. The decrease in the nine months ended September 30, 1998, was offset in part by increased expenses related to the Pennsylvania pilot and competition ($1.4 million) and increases in salaries and wages. The Company expects to incur increased advertising and other sales-related expenditures to enhance nonutility energy sales.

        Maintenance expenses decreased $6.4 million for the nine months ended September 30, 1998 because of a management program to postpone such expenses for the year in response to limited sales growth in the first quarter due to the warm winter weather. The Company is postponing these expenses primarily by extending the time between maintenance outages. The nine months ended September 30, 1998 period includes approximately $1.7 million of incremental transmission and distribution (T&D) expenses primarily incurred in the second quarter for two unusually strong thunderstorms in the Company's service territory. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expense decreased $2.1 million and $4.2 million in the third quarter and first nine months of 1998, respectively, reflecting a change in the retirement dates for the Mitchell Power Station and the Pleasants Power Station scrubbers.

        The increases in federal and state income taxes for the three and nine months ended September 30, 1998 were primarily due to increases in income before taxes, exclusive of other income which is reported net of taxes.

        The decreases in allowance for other than borrowed funds used during construction of $.6 million and $1.2 million for the three and nine months ended September 30, 1998, respectively, reflect a shift in the rate calculated under the Federal Energy Regulatory Commission formula to lower cost short-term debt financing. The allowance for borrowed funds used during construction component of the formula receives greater weighting when short-term debt increases. The decreases also reflect adjustments of prior periods.

        The decreases in other income, net, of $4.5 million and $7.7 million for the three and nine months ended September 30, 1998, respectively, were primarily due to an interest refund on a tax-related contract settlement in the three and nine months ended September 30, 1997, received by the Company's subsidiary, AGC. The nine months ended September 30, 1997 period also reflected a sale of land and timber by West Virginia Power and Transmission Company, a subsidiary of West Penn.

        The decreases in interest on long-term debt of $1.6 million and $2.2 million for the three and nine months ended
September 30, 1998, respectively, result from reduced long-term debt and lower interest rates.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated rates.


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

*    Year 2000 Readiness Disclosure

        As the year 2000 approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the Allegheny Energy System (the System) are proceeding with a comprehensive effort to continue operations without significant problems in the Year 2000
(Y2K) and beyond. An Executive Task Force is coordinating the efforts of 23 separate Y2K Teams, representing all business and support units in the System.

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

        Various equipment used by the System includes thousands of embedded chips. Most are not date sensitive, but identifying those which are, and which are critical to operations, is a labor intensive task. Identification, remediation, and testing in many cases require the assistance of the original equipment manufacturers. Even they frequently cannot state with certainty if the chips they used are date sensitive. The System's review calls for the inventory and assessment of suspect embedded chips in critical systems to be completed by December 31, 1998, with remediation initiated as needs are identified, and with 1999 to complete remediation and testing.

        Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute (EEI), the Electric Power Research Institute (EPRI), the North American Electric Reliability Council
(NERC), and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The effort with regard to vendors and other organizations is to obtain reasonable assurance of their readiness to conduct operations in the year 2000 and beyond and, where reasonable assurance is questionable, to develop contingency plans. Of particular concern are telecommunications systems which are integral to the System's electricity production and distribution operations. While the System will develop contingency plans for critical telecommunication needs, there can be no assurance that the contingency plans could cope with a significant failure of major telecommunication systems.

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


*    Environmental Issues

        The Environmental Protection Agency (EPA) issued its
final regional NOx State Implementation Plan (SIP) call rule on September 24, 1998. EPA's SIP call rule finds that 22 eastern states (including Maryland, Pennsylvania, and West Virginia) and the District of Columbia are all contributing significantly to ozone nonattainment in downwind states. The final rule declares that this downwind nonattainment will be eliminated (or sufficiently mitigated) if the upwind states reduce their NOx emissions by an amount that is precisely set by EPA on a state-by-state basis. The final SIP call rule requires that all state-adopted NOx reduction measures must be incorporated into SIPs by
September 24, 1999 and must be implemented by May 1, 2003.   The
Company's compliance with these requirements would require the installation of post-combustion control technologies on most, if not all, of its power stations at a cost of approximately $145 million. The Company continues to work with other coal-burning utilities and other affected constituencies in coal-producing states to challenge this EPA action.

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


*    Electric Energy Competition

        Allegheny Energy is working actively within its states to advance customer choice. However, Allegheny Energy believes that federal legislation is necessary to ensure that electric restructuring is implemented consistently across state and regional boundaries so that all electric customers have an equal opportunity to benefit from competition and customer choice by a date certain. Federal legislation is also needed to remove barriers to competition, including the repeal of both the Public Utility Holding Company Act of 1935 and PURPA. Allegheny Energy has been working with Congress to advance these goals.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1998


ITEM 1.  LEGAL PROCEEDINGS

         On October 5, 1998, Allegheny Energy, Inc. (Allegheny Energy), filed a lawsuit in the United States District Court for the Western District of Pennsylvania against DQE, Inc. (DQE) for specific performance of the Agreement and Plan of Merger among DQE, Allegheny Power System, Inc., and AYP Sub, Inc., dated as of April 5, 1997 (the "Merger Agreement"), or for damages.
Allegheny Energy also filed motions for a temporary restraining order and preliminary injunction against DQE. On October 28, 1998, the court denied Allegheny Energy's motions for a temporary restraining order and preliminary injunction. On October 30, 1998, Allegheny Energy appealed the order to the Third Circuit Court of Appeals. Allegheny Energy cannot predict the outcome of the litigation between it and DQE.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b) The Company filed 8-K's on July 27, 1998, October 8, 1998, and November 6, 1998.


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


November 16, 1998