Form 10-Q
period 1999-03-31
WEST PENN POWER CO
filed 1999-05-17
CIK 105839

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1999


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

   At May 14, 1999, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Form 10-Q for Quarter Ended March 31, 1999



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

  Consolidated Statement of Income -
    Three months ended March 31, 1999 and 1998                3


  Consolidated Balance Sheet - March 31, 1999
    and December 31, 1998                                     4


  Consolidated Statement of Cash Flows -
    Three months ended March 31, 1999 and 1998                5


  Notes to Consolidated Financial Statements                 6-10


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                     11-22



PART II--OTHER INFORMATION                                   23

                        WEST PENN POWER COMPANY AND SUBSIDIARIES
                            Consolidated Statement of Income
                                 (Thousands of Dollars)


                                                      Three Months Ended
                                                           March 31
                                                      1999          1998

ELECTRIC OPERATING REVENUES:
    Utility                                       $   252,008   $   280,703
    Nonutility                                         65,722         -
               Total Operating Revenues               317,730       280,703

OPERATING EXPENSES:
  Operation:
     Fuel                                              61,013        64,313
     Purchased power and exchanges, net                46,828        30,717
     Other                                             44,878        35,239
  Maintenance                                          24,713        22,942
  Depreciation                                         31,688        29,340
  Taxes other than income taxes                        20,773        23,125
  Federal and state income taxes                       29,163        22,408
               Total Operating Expenses               259,056       228,084
               Operating Income                        58,674        52,619

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                             63           618
   Other income, net                                    2,161         2,666
               Total Other Income and Deductions        2,224         3,284

               Income Before Interest Charges          60,898        55,903

INTEREST CHARGES:
   Interest on long-term debt                          15,108        16,365
   Other interest                                         956           878
   Allowance for borrowed funds used during
      construction                                       (665)         (341)

               Total Interest Charges                  15,399        16,902


CONSOLIDATED NET INCOME                           $    45,499   $    39,001


See accompanying notes to consolidated financial statements.

                     WEST PENN POWER COMPANY AND SUBSIDIARIES
                             Consolidated Balance Sheet
                               (Thousands of Dollars)



                                                               March 31,       December 31,
ASSETS:                                                           1999             1998
   Property, Plant, and Equipment:
        At original cost, including $80,023
           and $75,725 under construction                    $  3,377,431     $  3,365,784
        Accumulated depreciation                               (1,387,946)      (1,362,413)
                                                                1,989,485        2,003,371
   Investments and Other Assets:
        Allegheny Generating Company - common stock at equity      73,048           74,374
        Other                                                         619              646
                                                                   73,667           75,020
   Current Assets:
        Cash and temporary cash investments                         6,198            4,523
        Accounts receivable:
            Electric service                                      153,577          132,386
            Affiliated and other                                   70,094           26,381
            Allowance for uncollectible accounts                  (15,884)         (14,760)
        Materials and supplies - at average cost:
            Operating and construction                             45,227           43,167
            Fuel                                                   28,364           24,363
        Prepaid taxes                                              32,706           14,534
        Regulatory assets                                          17,372           17,372
        Other                                                       1,775            2,261
                                                                  339,429          250,227
   Deferred Charges:
        Regulatory assets                                         479,862          475,776
        Unamortized loss on reacquired debt                         3,961            4,065
        Other                                                      36,824           34,610
                                                                  520,647          514,451

              Total Assets                                   $  2,923,228     $  2,843,069

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                         $    465,994     $    465,994
        Other paid-in capital                                      55,475           55,475
        Retained earnings                                         198,392          210,692
                                                                  719,861          732,161
        Preferred stock                                            79,708           79,708
        Long-term debt and QUIDS                                  838,000          837,725
                                                                1,637,569        1,649,594
   Current Liabilities:
        Short-term debt                                            64,197           55,766
        Notes payable to affiliate                                 54,000            9,300
        Accounts payable                                           78,537           77,815
        Accounts payable to affiliates                             56,900           33,859
        Taxes accrued:
            Federal and state income                               20,005            1,002
            Other                                                  11,196           16,711
        Interest accrued                                           11,431           15,681
        Refunds payable                                            18,619           28,151
        Adverse power purchase commitments-ST                      47,173           47,173
        Other                                                      32,385           15,393
                                                                  394,443          300,851
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                              41,981           42,630
        Deferred income taxes                                     259,885          260,477
        Regulatory liabilities                                     29,221           28,325
        Adverse power purchase commitments-LT                     526,952          538,745
        Other                                                      33,177           22,447
                                                                  891,216          892,624

              Total Capitalization and Liabilities           $  2,923,228     $  2,843,069



See accompanying notes to consolidated financial statements.

                                    WEST PENN POWER COMPANY
                              Consolidated Statement of Cash Flows
                                     (Thousands of Dollars)




                                                                       Three Months Ended
                                                                            March 31

                                                                        1999         1998
CASH FLOWS FROM OPERATIONS:
        Consolidated net income                                     $   45,499   $   39,001
        Depreciation                                                    31,688       29,340
        Deferred investment credit and income taxes, net                 9,857        1,691
        Unconsolidated subsidiaries' dividends in excess of earnings     1,353          950
        Allowance for other than borrowed funds used
               during construction                                         (63)        (618)
        Internal restructuring liability                                 -           (3,547)
        Changes in certain current assets and
               liabilities:
                  Accounts receivable, net                             (63,780)      10,625
                  Materials and supplies                                (6,061)      (3,136)
                  Prepaid taxes                                        (18,172)     (23,645)
                  Accounts payable                                      23,763        5,236
                  Taxes accrued                                         13,488        3,622
                  Interest accrued                                      (4,250)      (2,409)
        Other, net                                                     (10,374)      (3,628)
                                                                        22,948       53,482

CASH FLOWS FROM INVESTING:
        Utility construction expenditures (less allowance for
             other than borrowed funds used during construction)       (15,350)     (17,825)
        Nonutility construction expenditures                            (1,255)       -
                                                                       (16,605)     (17,825)


CASH FLOWS FROM FINANCING:
        Issuance of long-term debt                                       -           59,435
        Retirement of long-term debt                                     -          (45,000)
        Deposit with trustee for redemption
             of long-term debt                                           -          (14,601)
        Short-term debt, net                                             8,431       19,342
        Notes payable to affiliates                                     44,700          600
        Dividends on capital stock:
            Preferred stock                                               (793)        (838)
            Common stock                                               (57,006)     (55,788)
                                                                        (4,668)     (36,850)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                        1,675       (1,193)
Cash and temporary cash investments at January 1                         4,523        4,056
Cash and temporary cash investments at March 31                     $    6,198   $    2,863


SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for:
               Interest (net of amount capitalized)                 $   19,302   $   17,842
               Income taxes                                                818        3,802




See accompanying notes to consolidated financial statements.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


1. West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1998 consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.


2. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements.
   The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


3. The Company owns 45% of the common stock of Allegheny Generating Company (AGC), and affiliates of the Company own the remainder. AGC is reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

   AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the FERC. AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996 with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

   Following is a summary of income statement information for
   AGC:

                                                Three Months Ended
                                                     March 31
                                                1999          1998
                                              (Thousands of Dollars)

   Electric operating revenues                $17,857       $18,604

   Operation and maintenance expense            1,611           953
   Depreciation                                 4,245         4,226
   Taxes other than income taxes                1,132         1,160
   Federal income taxes                         2,414         2,865
   Interest charges                             3,403         3,513
   Other income, net                               (1)          (50)
     Net income                               $ 5,053       $ 5,937


   The Company's share of the equity in earnings above was $2.3 million and $2.7 million for the three months ended March 31, 1999 and 1998, respectively, and is included in other income, net, on the Company's Consolidated Statement of Income. Dividends received from AGC in the first quarter of 1999 approximated $3.6 million which reflects an effort to reduce AGC equity to about 45% of total capitalization and short-term debt.


4. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of the Company's parent, Allegheny Energy, Inc., (Allegheny Energy) motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy would be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy would be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, discovery is ongoing, and Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

   All of the Company's incremental costs of the merger process ($7.9 million through March 31, 1999) are deferred. The accumulated merger costs will be written off by the Company when the merger occurs or if it is determined that the merger will not occur.

5. The Consolidated Balance Sheet includes the amounts listed below for assets, primarily generation, not subject to SFAS
   No. 71, "Accounting for the Effects of Certain Types of
   Regulation."

                                                  March       December
                                                  1999          1998
                                                 (Thousands of Dollars)
   Property, plant and equipment at
     original cost                             $1,799,627    $1,798,838
   Amounts under construction included above       37,263        39,227
   Accumulated depreciation                      (876,641)     (859,455)


6. The Company's principal business segments are utility and nonutility operations. The Company's utility business includes the generation, purchase, transmission, distribution, and sale of electric energy. Nonutility operations consists of the Energy Supply Division (ESD) of the Supply Business of the Company, acting under the name of Allegheny Energy Supply. The ESD has the primary objective of selling the Company's generation that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania and is no longer regulated by the Pennsylvania Public Utility Commission (Pennsylvania PUC).

   Business segment information is summarized below.
   Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts.

                                                Three Months Ended
                                                     March 31
                                                1999          1998
                                              (Thousands of Dollars)
   Operating Revenues:
     Utility                                 $  252,008    $  280,703
     Nonutility                                 135,897*
     Eliminations                               (70,175)
   Depreciation:
     Utility                                     18,336        29,340
     Nonutility                                  13,352
   Federal and State Income Taxes:
     Utility                                     17,812        22,408
     Nonutility                                  11,351
   Operating Income:
     Utility                                     37,182        52,619
     Nonutility                                  21,492
   Interest Charges and Preferred Dividends:
     Utility                                     10,407        17,740
     Nonutility                                   5,786
   Consolidated Net Income:
     Utility                                     29,787        39,001
     Nonutility                                  15,712
   Capital Expenditures:
     Utility                                     15,413        18,443
     Nonutility                                   1,255

                                              March 31     December 31
                                                1999           1998

   Identifiable Assets:
     Utility                                 $1,932,658    $2,843,069
     Nonutility                                 990,570

   *Includes $18.7 million of allocated Competitive Transition
    Charge (CTC) revenues to compensate for certain transition costs transferred to nonutility operations.


7. The Company is authorized to collect a CTC from its distribution customers over the period 1999 to 2008 as a result of a 1998 Order of the Pennsylvania PUC.

   The November 1998 Order of the Pennsylvania PUC provides for annual recovery of "transition costs" from distribution customers as follows:

            Year                     Amount
                             (Millions of Dollars)

            1999                      $122
            2000                       121
            2001                       115
            2002                       113
            2003                       112
            2004                       104
            2005                        99
            2006                        98
            2007                        97
            2008                        97


   The Order also provides that any over or underrecovery of such annual amounts shall be adjusted through a change in the following year recovery factor to insure customers pay no more nor less than the allowable amounts. CTC revenues recorded in the first quarter of 1999 totaled $39.2 million.

   The Order also authorized recognition of an additional CTC regulatory asset (Additional CTC Regulatory Asset) as follows:

            Year                     Amount
                             (Millions of Dollars)

            1999                      $25
            2000                       45
            2001                       60
            2002                       50

   To the extent that the Company records any or all of the Additional CTC Regulatory Asset, it will be amortized between 2005 and 2008. The Additional CTC Regulatory Asset was approved by the Pennsylvania PUC to reduce the adverse effects, if any, that competition will have on the Company during the years 1999 to 2002.

   No Additional CTC Regulatory Asset was recorded by the
   Company as of March 31, 1999.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


  COMPARISON OF FIRST QUARTER OF 1999 WITH FIRST QUARTER OF 1998


        The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in Pennsylvania, the proposed merger of Allegheny Energy, Inc. (Allegheny Energy) and related litigation against DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., Year 2000 readiness disclosure, and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger with DQE, including expenses that may be incurred in litigation; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Quarter of 1999

-    Unregulated Generating Subsidiary

        The Company, its parent, Allegheny Energy, and affiliate, AYP Energy, Inc., filed a Form U-1 application on April 16, 1999 with the Securities and Exchange Commission (SEC) to form an unregulated generating subsidiary. Regulatory approval must also be obtained from the Federal Energy Regulatory Commission (FERC), and the Pennsylvania Public Utility Commission (Pennsylvania PUC) will review the proposed plan.

        Upon approval, the Company will transfer 3,722 megawatts
(MW) of owned generating capacity at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case to the new generating company or GENCO. The Company will transfer the generating assets to an unregulated, wholly owned GENCO, which will be a subsidiary of Allegheny Energy. The Energy Supply Division of the Company which currently sells competitive retail and wholesale generation in deregulated markets will also become part of the GENCO.

        It is expected that the necessary approvals will be received by the end of 1999.

-    Merger with DQE

        See Note 4 to the consolidated financial statements for information about the proposed merger of Allegheny Energy, Inc., the Company's parent, with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and proposed litigation.


Review of Operations

EARNINGS SUMMARY

        Consolidated net income for the first quarter of 1999 was $45.5 million compared with $39.0 million for the corresponding 1998 period. The increase in consolidated net income for the first quarter of 1999 was due to increased kilowatt-hour (kWh) sales and deliveries to retail customers, increased bulk power transactions, and new sales in Pennsylvania's competitive markets. The winter of 1999 was 24% cooler that the relatively warm winter of 1998, as measured by the heating degree days, but was still more than 3% warmer that normal. Residential kWh deliveries to customers who have chosen an alternate supplier and kWh sales to regular customers, which are very weather sensitive, increased 15% in the first quarter of 1999. Current utility and nonutility earnings are also supported by the beneficial effects of transition cost recovery as authorized in our Pennsylvania restructuring settlement.


SALES AND REVENUES

        Total operating revenues for the first quarter of 1999
and 1998 were as follows:
                                                    Three Months Ended
                                                         March 31
                                                    1999          1998
                                                  (Millions of Dollars)
Operating revenues:
  Utility revenues:
    Regulated                                      $238.0        $263.4
    Choice                                            6.8           3.6
    Bulk power and transmission services sales        7.2          13.7
      Total utility revenues                        252.0         280.7
  Nonutility revenues                               135.9*         -
  Elimination between utility and nonutility        (70.2)
      Total operating revenues                     $317.7        $280.7

*Includes $18.7 million of allocated Competitive Transition
 Charge revenues to compensate for certain transition costs transferred to nonutility operations.


        The decrease in regulated revenues (includes revenues from the Company's customers eligible to choose an alternate energy supplier but elected not to do so) was due primarily to certain of the Company's customers choosing another energy supplier. These decreases to regulated revenues were offset in part by colder weather which led to increased retail sales. The decrease related to competition occurred as a result of Pennsylvania competition which gave two-thirds of the Company's regulated customers the ability to choose another energy supplier.

        Utility choice revenues for 1999 represent transmission and distribution revenues from the Company's franchised customers (customers in the Company's territory) who chose another supplier to provide their energy needs. In 1998 the choice revenues represent the 5% of previously fully bundled customers (full service customers) who participated in the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania. As a result of the ESD selling to the nonutility market, utility bulk power sales have decreased due to reduced regulated generation available for sale.

        Nonutility revenues have increased due primarily to bulk power sales to nonaffiliated companies and to new sales in Pennsylvania's competitive marketplace by the ESD. The ESD officially began supplying electricity to retail customers on January 1, 1999. It uses the two-thirds of generation freed up by the Customer Choice Act in Pennsylvania to sell electricity to both wholesale and retail customers in the unregulated marketplace.

        The elimination between utility and nonutility revenues is necessary to remove the effect of affiliated revenues.

        See Note 7 to the Consolidated Financial statements for information regarding the Competitive Transmission Charge.


OPERATING EXPENSES

     Fuel expenses for the first quarter of 1999 and 1998 were as follows:

                                            Three Months Ended
                                                 March 31
                                            1999          1998
                                          (Millions of Dollars)

Utility operations                         $19.5         $64.3
Nonutility operations                       41.5           -
  Total fuel expenses                      $61.0         $64.3


        Total fuel expenses for the first quarter of 1999 decreased 5% primarily due to a decrease in kWh's generated. The decrease in fuel expenses for utility operations and the increase in fuel expenses for nonutility operations was due to the fuel expenses associated with the two-thirds of the Company's freed up generation now being marketed by the ESD as part of nonutility operations.

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

                                                Three Months Ended
                                                     March 31
                                                1999          1998
Utility:                                      (Millions of Dollars)
  Nonaffiliated transactions:
    Purchased power:
      From PURPA generation*                   $ 9.5         $16.5
      Other                                     14.7           4.1
    Power exchanges, net                         2.5           1.4
  Affiliated transactions:
    AGC capacity charges                         3.2           7.9
    Energy and spinning reserve charges          1.2            .8
      Total Utility purchased power and
        exchanges, net                          31.1          30.7
Nonutility operations                           18.7
Elimination                                     (3.0)
  Purchased power and exchanges, net           $46.8         $30.7

*PURPA cost (cents per kWh)                      4.5           5.8


        The decrease of $7 million in utility purchased power from PURPA generation reflects a $2.7 million reduction related to the Company's purchase commitment at costs in excess of the market value of the AES Beaver Valley contract and also a decrease of $3.7 million in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract. The reduction related to the purchase commitment in excess of cost reflects the amortization of excess costs accruals recorded as an adverse power purchase commitment net of the Competitive Transition Charge (CTC) revenue recovery in conjunction with deregulation proceedings in Pennsylvania.

        The increase in other utility operations purchased power was due primarily to the Company's purchase of power from nonaffiliated companies and marketers in order to provide energy to the two-thirds of its customers eligible to choose an alternate supplier but electing not to do so. The generation previously available to serve those customers has been freed up by the Customer Choice Act in Pennsylvania and is being marketed by the Energy Supply Division of the Company to the unregulated marketplace.

        The decrease in Allegheny Generating Company (AGC) capacity charges was due to a $4.8 million reduction in purchased power expense related to the Company's purchase commitments at costs in excess of the market value of the AGC pumped storage capacity contract. Purchased power expense will be reduced $166 million during the period 1999-2016 related to the AGC contract as a result of the 1998 extraordinary charge recorded by West Penn. The extraordinary charge reflects adverse power purchase commitments that are not recoverable from customers under the Pennsylvania Public Utility Commission's 1998 Order and settlement agreement.

        The elimination between utility and nonutility purchased power is necessary to remove the effect of affiliated purchased power expenses.

        Other operation expenses for the first quarter of 1999 and 1998 were as follows:
                                              Three Months Ended
                                                   March 31
                                              1999          1998
                                            (Millions of Dollars)

Utility operations                           $33.9         $35.2
Nonutility operations                         13.6           -
Elimination                                   (2.6)
  Total other operation expenses             $44.9         $35.2


        The increase in total other operation expense of $9.7 million resulted primarily from increased salaries and wages and employee benefits ($3.1 million), the reversal of a restructuring liability in the 1998 period ($2 million), expenses related to FICA taxes recorded in other operation expense ($1.6 million), increased allowances for uncollectible accounts ($1.1 million), and increased expenses related to provisions for uninsured claims ($.8 million). Nonutility other operation expenses reflect increased business activity.

        The elimination between utility and nonutility operation expenses is necessary to remove the effect of affiliated transmission purchases.

        Maintenance expenses for the first quarter of 1999 and 1998 were as follows:
                                              Three Months Ended
                                                   March 31
                                              1999          1998
                                            (Millions of Dollars)

Utility operations                           $15.2         $22.9
Nonutility operations                          9.5           -
  Total maintenance expenses                 $24.7         $22.9


        The decrease in utility maintenance and the increase in nonutility maintenance was due to the maintenance associated with the two-thirds of the Company's deregulated generation now being classified as nonutility maintenance. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expenses for the first quarter of 1999 and 1998 were as follows:
                                              Three Months Ended
                                                   March 31
                                              1999          1998
                                            (Millions of Dollars)

Utility operations                           $18.3         $29.3
Nonutility operations                         13.4           -
  Total depreciation expenses                $31.7         $29.3


        Depreciation expense in the first quarter of 1999 increased $2.4 million primarily due to increased investment. Utility and nonutility depreciation expense reflects the movement of depreciation expense associated with the two-thirds of freed up generation from utility operations to nonutility operations.

        Taxes other than income taxes for the first quarter of 1999 and 1998 were as follows:
                                              Three Months Ended
                                                   March 31
                                              1999          1998
                                            (Millions of Dollars)

Utility operations                           $14.4         $23.1
Nonutility operations                          6.4           -
  Total taxes other than income taxes        $20.8         $23.1


        Total taxes other than income taxes decreased $2.3 million in the first quarter of 1999 due primarily to expense related to FICA taxes recorded in other operation expense ($1.6 million) and decreased property taxes ($.7 million) due primarily to an additional assessment related to a prior year. Utility and nonutility taxes other than income taxes reflect the movement of taxes other than income taxes associated with the two-thirds of freed up generation from utility operations to nonutility operations.

        The first quarter increase in federal and state income taxes was primarily due to increased income in the first quarter of 1999 compared with 1998.

        Interest on long-term debt for the first quarter of 1999 and 1998 was as follows:
                                              Three Months Ended
                                                   March 31
                                              1999          1998
                                            (Millions of Dollars)

Utility operations                           $ 9.6         $16.4
Nonutility operations                          5.5           -
  Total interest on long-term debt           $15.1         $16.4


        The decrease in interest on long-term debt in the first quarter of 1999 of $1.3 million resulted primarily from reduced long-term debt and lower interest rates.

Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.
See Note 4 to the Consolidated Financial Statements for information about merger activities.

-    Market Risk

        The Company supplies power in the bulk power market. At March 31, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity.

        These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

-    Transition Bonds

        The Company plans to issue about $670 million in transition bonds in July 1999 in accordance with its 1998 restructuring settlement. That settlement, approved by the Pennsylvania PUC, allows the Company to recover $670 million in transition costs which might otherwise prove unrecoverable in a competitive environment. The settlement also requires that a portion of the benefits achieved from the bond sales be passed through to customers by reducing the CTC. This transition charge is a temporary per-kilowatt-hour charge designed to collect a company's transition cost in a competitive environment.

        The Company plans to reduce transition costs and related capitalization with the proceeds from the transition bonds.

-    Year 2000 Readiness Disclosure

        As the Year 2000 (Y2K) approaches, most organizations, including the Company, could experience serious problems related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the System are proceeding with a comprehensive effort to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the System.

        In May 1998, the North American Electric Reliability Council (NERC), of which the System is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the System have segmented the Y2K problem into the following components:

-    Computer hardware and software;
-    Embedded chips in various equipment; and
- Vendors and other organizations on which the System relies for critical materials and services.

        The industry's and the System's efforts for each of these three components include assessment of the problem areas and remediation, testing, and contingency plans for critical functions for which remediation and testing are not possible or which do not provide reasonable assurance.

        The NERC has established a goal of having the industry achieve a state of Y2K readiness for critical systems by June 30, 1999, and to monitor progress, requires each utility to prepare and submit a monthly report showing progress and dated plans. By Order dated July 9, 1998, the Pennsylvania PUC initiated a proceeding requiring each utility that cannot meet a Y2K readiness date of March 31, 1999 for mission critical systems to file contingency plans by that date. On March 30, 1999, the System reported to the Pennsylvania PUC that, except for a few items, its critical electricity production and delivery systems were Y2K ready pending final confirmation system testing of its power stations in April and May. The Company anticipates that all of its critical systems, including its business applications systems as well as the electricity production and delivery systems, will be Y2K ready by June 30, 1999 in accordance with the NERC targets.

 	The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions, or that contingency plans are in place to overcome any inability to do so. The Company's progress towards completion of the Y2K processes on its critical systems (business applications systems and electricity production and delivery systems) at mid-April, 1999, is as follows: inventory, 100%; assessment, 99%; remediation, 75%; testing, 70%; and contingency planning, 64% for a total of 77%. As stated above, the Company expects all such systems to be Y2K Ready by June 30, 1999.

        Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, cascading failure of the entire electrical system. The System is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group
(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. The NERC, on April 30, 1999, issued a press release stating, "that millennium-related problems in most of the electric utility industry will have been tested and fixed by June 30," and that it will focus its attention on the exceptions which are expected to be completed later in the year. Since the Company and its neighboring utilities in the ECAR group are all participants in the NERC Y2K effort, the Company believes that this worst case possibility has been reduced to an unlikely event. The Company has recently re-tested its existing contingency plans for restoration of service even if this unlikely event were to occur.

        As part of the on-going NERC program, the Company participated in an industry-wide Y2K drill on April 9, 1999 and will participate in a more extensive industry-wide drill planned for September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills are designed to test the ability of utilities to continue to operate if telecommunications service is interrupted. During the April test, the Company was able to maintain adequate communications under a simulated failure of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company does not believe it or its customers will experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is that there could be isolated problems at various Company facilities or at the facilities of neighboring utilities that may have somehow escaped discovery in the identification, remediation, and testing process, and that these problems may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing emergency plans and are currently expanding their emergency plans to include contingency plans to respond quickly to any such events.

        The Company is aware of the importance of electricity to its customers and is using its best efforts to avoid any serious Y2K problems. Despite the Company's best efforts, including working with internal resources, external vendors, and industry associations, the Company cannot guarantee that it will be able to conduct all of its operations without Y2K interruptions. To the extent that any Y2K problem may be encountered, the Company is committed to resolution as expeditiously as possible to minimize the effect of any such event.

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the remaining Y2K work is significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors are being employed for some of the work, the Company believes it must rely on System employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $7 to $10 million, of which about $5 million has been incurred through March 31, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

        The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. Of necessity, the Company's Y2K effort is based on estimates of assessment, remediation, testing, and contingency planning activities. There can be no assurance that actual results will not materially differ from expectations.

-    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is in the midst of becoming a competitive marketplace. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, some states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries of Allegheny Energy have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. In the absence of federal legislation, state-by-state implementation has begun.

        The status of electric energy competition in Ohio, West
Virginia, Virginia, and Maryland in which affiliates of the Company serve are as follows.


Ohio

        In early 1999, Ohio's legislative leadership developed a framework that would restructure the state's electric utility industry. Since that time, active input has continued from all interested parties, but a formal bill is still not available. Major provisions of the anticipated legislation include a start date for competition of January 1, 2001; a four-year transition to full competition; stranded cost recovery; require owners to join an independent transmission entity; and following the transition period, an annual competitive auction of generation service would be held for customers who do not choose an alternate supplier; and a reduction in utilities' personal property taxes to the same level as other businesses, with the difference to be made up by a kilowatt-hour tax on consumers. Hearings are currently being held in both the Senate and House.


West Virginia

        A task force established to further investigate restructuring issues anticipates reconvening in 1999 to further discuss restructuring. The Public Service Commission of West Virginia has since issued an order setting a schedule for a series of hearings in 1999 on major issues such as transition costs, codes of conduct, and customer protections.


Virginia

        Legislation concerning restructuring was introduced in the Virginia General Assembly on January 21, 1999. The Virginia General Assembly passed the Virginia Electric Utility Restructuring Act (the "Restructuring Act") on March 25, 1999. On March 29, 1999, the Governor of Virginia signed the Restructuring Act. Major provisions of the Restructuring Act include:

     - Customer choice of electric energy supply begins January 1, 2002, to be phased in by January 1, 2004, a schedule which is subject to acceleration or delay under certain conditions.

     - Incumbent utilities are required to join a regional transmission entity by January 1, 2001.

     - The Virginia State Corporation Commission (Virginia SCC) is to develop rules and regulations to implement customer choice.

     - Utilities are required to unbundle rates, functionally separate generation, transmission, and distribution, and separate regulated and unregulated functions.

     -    Utilities are permitted but not required to sell generation.

     - Retail rates for generation, transmission, and distribution are capped from January 1, 2001 through July 1, 2007, although after January 1, 2004 a utility may petition the Virginia SCC for termination of capped rates under certain circumstances or petition for a one-time change in the nongeneration component of rates.

     - A wires charge mechanism is set forth for recovery of stranded costs and other costs associated with the transition to retail choice.

     - The utility may be designated in its service territory as default service provider at regulated rates.


Maryland

        On April 2, 1999, the Maryland General Assembly passed legislation to restructure the electric utility industry. On April 8, 1999, the Governor of Maryland signed the legislation that will bring competition to Maryland's electric generation market. Major provisions of the restructuring legislation include:

     - Phase-in of retail choice begins July 1, 2000, with all customers being able to shop for electricity by July 1, 2002, a schedule subject to acceleration or delay under certain conditions.

     - A methodology is set forth to provide an opportunity to recover certain net costs associated with the transition to retail choice.

     - Retail rates are capped from July 1, 2000 through July 1, 2004, with residential rate reductions of between 3% and 7.5% during the cap period, and certain flexibility in price protection matters if approved as part of a settlement.

     - Generation, supply, and pricing of electricity are deregulated, and the legislation provides for the transfer of generating assets to an affiliate.

     - Voluntary sales of generating assets are permitted but not mandated.

     - Costs of purchased power contracts may remain regulated or be recovered through the distribution function as part of a settlement.

     - Functional, operational, structural, or legal separation between regulated and unregulated utility businesses is required, and utilities must unbundle their electric rate components into separate charges.

     - Creates a Universal Service fund and program to benefit low-income customers.

     - Requires utilities to provide Standard Offer Service at regulated rates through July 1, 2003, with certain provisions for extension thereafter.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

            Part II - Other Information to Form 10-Q
                for Quarter Ended March 31, 1999



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     1. (a)  Date and Kind of Meeting:

             The annual meeting of shareholders was held at Greensburg, Pennsylvania, on April 21, 1999. No proxies were solicited.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
              (27)  Financial Data Schedule

         (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 1999.



                           Signature


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WEST PENN POWER COMPANY

                                        /s/       T. J. KLOC
                                         T. J. Kloc, Vice President
                                         (Chief Accounting Officer)

May 17, 1999