Form 10-Q
period 1999-06-30
WEST PENN POWER CO
filed 1999-08-16
CIK 105839

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 1999


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

   At August 13, 1999, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Form 10-Q for Quarter Ended June 30, 1999



                             Index


                                                            Page
                                                             No.

PART I--FINANCIAL INFORMATION:

 Consolidated Statement of Income -
   Three and six months ended June 30, 1999 and 1998          3


 Consolidated Balance Sheet - June 30, 1999
   and December 31, 1998                                      4


 Consolidated Statement of Cash Flows -
   Six months ended June 30, 1999 and 1998                    5


 Notes to Consolidated Financial Statements                  6-10


 Management's Discussion and Analysis of Financial
   Condition and Results of Operations                      11-25



PART II--OTHER INFORMATION                                  26-27

                                WEST PENN POWER COMPANY AND SUBSIDIARIES
                                    Consolidated Statement of Income
                                         (Thousands of Dollars)




                                                           Three Months Ended            Six Months Ended
                                                                June 30                       June 30
                                                           1999           1998           1999           1998

ELECTRIC OPERATING REVENUES:
    Utility                                            $   229,507    $   263,023    $   481,515    $   543,726
    Nonutility                                              97,762          -            163,484          -
               Total Operating Revenues                    327,269        263,023        644,999        543,726

OPERATING EXPENSES:
  Operation:
     Fuel                                                   54,880         64,295        115,893        128,608
     Purchased power and exchanges, net                     83,704         27,714        130,532         58,431
     Other                                                  42,423         41,466         87,301         76,705
  Maintenance                                               23,905         23,229         48,618         46,171
  Depreciation                                              31,215         29,425         62,903         58,765
  Taxes other than income taxes                             23,099         21,740         43,872         44,865
  Federal and state income taxes                            20,954         14,527         50,117         36,935
               Total Operating Expenses                    280,180        222,396        539,236        450,480
               Operating Income                             47,089         40,627        105,763         93,246

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                                  22            127             85            745
   Other income, net                                         2,476          2,894          4,637          5,560
               Total Other Income and Deductions             2,498          3,021          4,722          6,305

               Income Before Interest Charges               49,587         43,648        110,485         99,551

INTEREST CHARGES:
   Interest on long-term debt                               15,455         15,571         30,563         31,936
   Other interest                                            1,271          1,968          2,227          2,846
   Allowance for borrowed funds used during
      construction                                            (788)          (199)        (1,453)          (540)

               Total Interest Charges                       15,938         17,340         31,337         34,242


Consolidated Income Before
   Extraordinary Charge                                     33,649         26,308         79,148         65,309
Extraordinary Charge, net (1)                                -           (265,446)         -           (265,446)
CONSOLIDATED NET INCOME (LOSS)                         $    33,649    $  (239,138)   $    79,148    $  (200,137)




See accompanying notes to consolidated financial statements.

(1) See Note 9 in the notes to the consolidated financial statements.

                               WEST PENN POWER COMPANY AND SUBSIDIARIES
                                      Consolidated Balance Sheet
                                        (Thousands of Dollars)




                                                                       June 30,     December 31,
ASSETS:                                                                  1999           1998
   Property, Plant, and Equipment:
        At original cost, including $91,749
           and $75,725 under construction                           $  3,402,111   $  3,365,784
        Accumulated depreciation                                      (1,413,163)    (1,362,413)
                                                                       1,988,948      2,003,371
   Investments and Other Assets:
        Allegheny Generating Company - common stock at equity             71,834         74,374
        Other                                                                596            646
                                                                          72,430         75,020
   Current Assets:
        Cash and temporary cash investments                                9,141          4,523
        Accounts receivable:
            Electric service                                             182,351        132,386
            Affiliated and other                                          39,176         26,381
            Allowance for uncollectible accounts                         (18,137)       (14,760)
        Materials and supplies - at average cost:
            Operating and construction                                    44,924         43,167
            Fuel                                                          30,705         24,363
        Prepaid taxes                                                     23,652         14,534
        Regulatory assets                                                 18,098         17,372
        Other                                                             13,735          2,261
                                                                         343,645        250,227
   Deferred Charges:
        Regulatory assets                                                477,455        475,776
        Unamortized loss on reacquired debt                                3,848          4,065
        Other                                                             34,399         34,610
                                                                         515,702        514,451

              Total Assets                                          $  2,920,725   $  2,843,069

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                                $    465,994   $    465,994
        Other paid-in capital                                             55,475         55,475
        Retained earnings                                                231,238        210,692
                                                                         752,707        732,161
        Preferred stock                                                   -              79,708
        Long-term debt and QUIDS                                         858,986        837,725
        Funds on deposit with trustees                                   (11,844)        -
                                                                       1,599,849      1,649,594
   Current Liabilities:
        Short-term debt                                                   -              55,766
        Notes payable to affiliates                                       29,400          9,300
        Long-term debt and preferred stock due within one year           105,908         -
        Accounts payable                                                 109,911         77,815
        Accounts payable to affiliates                                    50,695         33,859
        Taxes accrued:
            Federal and state income                                      10,263          1,002
            Other                                                         10,005         16,711
        Interest accrued                                                  15,359         15,681
        Refunds payable                                                   12,599         28,151
        Adverse power purchase commitments-ST                             48,514         47,173
        Other                                                             17,805         15,393
                                                                         410,459        300,851
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                     41,336         42,630
        Deferred income taxes                                            293,881        260,477
        Regulatory liabilities                                            28,888         28,325
        Adverse power purchase commitments-LT                            513,817        538,745
        Other                                                             32,495         22,447
                                                                         910,417        892,624

              Total Capitalization and Liabilities                  $  2,920,725   $  2,843,069




See accompanying notes to consolidated financial statements.

                                           WEST PENN POWER COMPANY
                                     Consolidated Statement of Cash Flows
                                            (Thousands of Dollars)




                                                                         Six Months Ended
                                                                              June 30

                                                                          1999         1998
CASH FLOWS FROM OPERATIONS:
        Consolidated net income (loss)                                $   79,148   $ (200,137)
        Extraordinary charge, net of taxes                                 -          265,446
        Consolidated income before extraordinary charge                   79,148       65,309

        Depreciation                                                      62,903       58,765
        Deferred investment credit and income taxes, net                  16,303        3,171
        Unconsolidated subsidiaries' dividends in excess of earnings       2,590       16,307
        Allowance for other than borrowed funds used
               during construction                                           (85)        (745)
        Internal restructuring liability                                   -           (4,082)
        Adverse power purchase commitments                               (23,587)       -
        Restructuring settlement rate refund                             (12,825)       -
        Changes in certain current assets and
               liabilities:
                  Accounts receivable, net                               (59,383)       2,404
                  Materials and supplies                                  (8,099)      (4,720)
                  Prepaid taxes                                           (9,118)     (18,440)
                  Accounts payable                                        48,932        9,000
                  Taxes accrued                                            2,555      (14,493)
        Other, net                                                          (789)      (4,460)
                                                                          98,545      108,016

CASH FLOWS FROM INVESTING:
        Utility construction expenditures (less allowance for
             other than borrowed funds used during construction)         (38,372)     (36,455)
        Nonutility construction expenditures                              (7,403)       -
                                                                         (45,775)     (36,455)


CASH FLOWS FROM FINANCING:
        Issuance of long-term debt                                        97,830       59,435
        Retirement of long-term debt                                     (51,714)    (161,435)
        Short-term debt, net                                             (55,766)      88,806
        Notes payable to affiliates                                       20,100        -
        Dividends on capital stock:
            Preferred stock                                               (1,596)      (1,683)
            Common stock                                                 (57,006)     (56,762)
                                                                         (48,152)     (71,639)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                          4,618          (78)
Cash and temporary cash investments at January 1                           4,523        4,056
Cash and temporary cash investments at June 30                        $    9,141   $    3,978


SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for:
               Interest (net of amount capitalized)                      $30,997      $32,622
               Income taxes                                               17,098       40,551





See accompanying notes to consolidated financial statements.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


1. West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (the Parent or Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1998 consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.


2. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements.
   The Company does not have any elements of other comprehensive income to report in accordance with SFAS No. 130.


3. For purposes of the Consolidated Balance Sheet and
   Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

   AGC recovers from the Company and its affiliates all of its operation and maintenance expenses, depreciation, taxes, and a return on its investment under a wholesale rate schedule approved by the Federal Energy Regulatory Commission (FERC). AGC's rates are set by a formula filed with and previously accepted by the FERC. The only component which changes is the return on equity (ROE). Pursuant to a settlement agreement filed April 4, 1996 with the FERC, AGC's ROE was set at 11% for 1996 and will continue until the time any affected party seeks renegotiation of the ROE.

   Following is a summary of income statement information for
   AGC:

                                    Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     1999        1998      1999        1998
                                             (Thousands of Dollars)

   Electric operating revenues     $17,810     $19,126   $35,667     $37,730

   Operation and maintenance
     expense                         1,304       1,542     2,915       2,495
   Depreciation                      4,245       4,242     8,490       8,468
   Taxes other than income taxes     1,129       1,177     2,261       2,337
   Federal income taxes              2,546       2,907     4,960       5,772
   Interest charges                  3,285       3,298     6,688       6,811
   Other income, net                    (1)         (1)       (2)        (51)
     Net income                    $ 5,302     $ 5,961   $10,355     $11,898


   The Company's share of the equity in earnings above was $2.4 million and $2.7 million for the three months ended June 30, 1999 and 1998, respectively, and $4.7 million and $5.4 million for the six months ended June 30, 1999 and 1998, respectively, and is included in other income, net, on the Company's Consolidated Statement of Income.


5. As previously reported, on March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   In the District Court, DQE has filed a motion for summary judgment which Allegheny Energy has opposed. The court has not yet ruled. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit. Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless the Company obtains judicial relief requiring DQE to move forward.

   The $7.9 million deferred incremental costs of the merger process recorded by the Company through March 31, 1999 were transferred to the Parent company in the second quarter of 1999. The accumulated merger costs will be written off by the Parent company when the merger occurs or if it is determined that the merger will not occur.

6. The Consolidated Balance Sheet includes the amounts listed below for assets, primarily generation, not subject to SFAS
   No. 71, "Accounting for the Effects of Certain Types of
   Regulation."
                                                 June 30      December 31
                                                   1999           1998
                                                  (Thousands of Dollars)
   Property, plant and equipment at
     original cost                             $1,805,536     $1,798,838
   Amounts under construction included above       42,509         39,227
   Accumulated depreciation                      (891,703)      (859,455)


7. The Company's principal business segments are utility and nonutility operations. The Company's utility business includes the generation, purchase, transmission, distribution, and sale of electric energy and is subject to federal and state regulation. Nonutility operations consists of the Energy Supply Division (ESD) of the Supply Business of the Company, acting under the name of Allegheny Energy Supply. The ESD has the primary objective of selling the Company's generation (approximately 2,570 megawatts) that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania and is no longer regulated by the Pennsylvania Public Utility Commission (Pennsylvania PUC). Nonutility operations may be subject to federal regulation but are not subject to state regulation of rates.

   Business segment information is summarized below.
   Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts.

                                     Three Months Ended      Six Months Ended
                                           June 30                June 30
                                      1999        1998       1999        1998
                                              (Thousands of Dollars)
   Operating Revenues:
     Utility                        $229,507    $263,023   $481,515    $543,726
     Nonutility                      177,029*               312,926*
     Eliminations                    (79,267)               149,442)
   Depreciation:
     Utility                          18,566      29,425     36,902      58,765
     Nonutility                       12,649                 26,001
   Federal and State Income
     Taxes:
       Utility                        15,862      14,527     33,674      36,935
       Nonutility                      5,092                 16,443
   Operating Income:
     Utility                          37,302      40,627     74,484      93,246
     Nonutility                        9,787                 31,279
   Interest Charges and
     Preferred Dividends:
       Utility                        10,632      18,185     21,039      35,925
       Nonutility                      6,108                 11,894
   Consolidated Income
     Before Extraordinary
     Charge:
       Utility                        30,004      26,308     59,791      65,309
       Nonutility                      3,645                 19,357
   Extraordinary Charge, Net:
     Utility                                     265,446                265,446
     Nonutility

                                         Three Months Ended    Six Months Ended
                                               June 30              June 30
                                          1999        1998     1999        1998
   Capital Expenditures:
     Utility                             23,044      18,757   38,457      37,200
     Nonutility                           6,148                7,403


                                                         June 30     December 31
                                                           1999          1998
   Identifiable Assets:
     Utility                                           $1,836,064    $2,843,069
     Nonutility                                         1,084,661


   *Nonutility operating revenues includes $14.8 million and $33.5 million in the three months and six months ended June 30, 1999 of allocated Competitive Transition Charge
    (CTC) revenues to compensate for certain transition costs transferred to nonutility operations.


8. The Company is authorized to collect a CTC from its distribution customers over the period 1999 to 2008 as a result of a 1998 Order of the Pennsylvania PUC.

   The November 1998 Order of the Pennsylvania PUC authorizes annual recovery of "transition costs" from distribution customers as follows:

   Year          Amount             Year         Amount
         (Millions of Dollars)           (Millions of Dollars)

   1999           $122              2004          $104
   2000            121              2005            99
   2001            115              2006            98
   2002            113              2007            97
   2003            112              2008            97


   CTC revenues recorded in the three months and six months ended June 30, 1999 totaled $29.7 million and $67.6 million, respectively.

   The Order also authorized recognition of an additional CTC regulatory asset as follows:

            Year                     Amount
                             (Millions of Dollars)

            1999                      $25
            2000                       45
            2001                       60
            2002                       50

   To the extent that the Company records any or all of the Additional CTC Regulatory Asset, it will be amortized in 2005 through 2008. This Additional CTC Regulatory Asset was approved by the Pennsylvania PUC to reduce the adverse effects, if any, that competition will have on the Company during the years 1999 to 2002.

   No Additional CTC Regulatory Asset was recorded by the
   Company as of June 30, 1999.


9. The 1998 periods include a previously reported extraordinary charge of $450.6 million ($265.4 million, net of taxes) to reflect a write-off by the Company of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the Pennsylvania PUC in connection with the deregulation proceedings in Pennsylvania.


Subsequent Event

        The Company redeemed all outstanding shares of its cumulative preferred stock on July 15, 1999. The redemption was funded with proceeds from new five-year unsecured medium-term notes issued by the Company in the second quarter at a 6.375% coupon rate.

        The redemption of the preferred stock allowed the Company to revise its Articles of Incorporation providing greater financial flexibility in restructuring the Company's debt and transferring the Company's generating facilities into a new unregulated generating subsidiary.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


 COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999
     WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998


        The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in West Penn Power Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


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


Significant Events in the First Six Months of 1999

*    Unregulated Generating Subsidiary

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

        Upon approval, the Company will transfer its deregulated generating capacity, which after January 1, 2000 will total approximately 3,700 megawatts (MW), at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case to the new generating company or GENCO.

        Initially, the Company will transfer to a new unregulated subsidiary generating company all of its ownership interests in generating assets and its contractual rights to generating capacity other than those arising under the Public Utility Regulatory Act of 1978 (PURPA). As consideration, the generating subsidiary will pay the Company the book value of the generating assets in a combination of cash and a note secured by a purchase money mortgage on the generating assets. It is expected, in order to obtain the release of the generating assets from the lien of the first mortgage, to pay the cash and assign the note and the purchase money mortgage to the trustee of the Company's first mortgage bonds.

        Thereafter, the Company will dividend up to Allegheny
Energy its ownership interest in the new generating subsidiary.
After this dividend, the Company will no longer have any ownership interest in generating assets or contractual rights to generating capacity.

        It is expected that the necessary regulatory approvals to commence these transfers and dividend will be received by the end of 1999. It is expected that upon the receipt of these approvals the Company will complete the transfers of generating assets and the dividend to Allegheny Energy. Actual timing, however, will depend on actions by various regulatory authorities that are outside the control of the Company.

*    Merger with DQE

        See Note 5 to the consolidated financial statements for information about the proposed merger of Allegheny Energy, Inc., the Company's parent, with DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., and related litigation.

*    Toxics Release Inventory (TRI)

        On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce.
The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. On June 4, 1999, the Allegheny Energy companies (the System) joined with other members of the Edison Electric Institute in reporting power station releases to the public. Packets of information about the System's releases were provided to media in the System's area and posted on the Parent Company's web site. The System filed its first TRI report with the Environmental Protection Agency prior to the July 1, 1999 deadline date, reporting 18 million pounds of total releases for calendar year 1998.

Review of Operations

EARNINGS SUMMARY
                                     Consolidated Net Income (Loss)
                               Three Months Ended      Six Months Ended
                                     June 30                June 30
                                1999        1998       1999        1998
                                         (Millions of Dollars)

Utility operations             $30.0      $  26.3     $59.7      $  65.3
Nonutility operations            3.6          -        19.4          -
Consolidated income before
  extraordinary charge          33.6         26.3      79.1         65.3
Extraordinary charge, net                  (265.4)                (265.4)
Consolidated net income
  (loss)                       $33.6      $(239.1)    $79.1      $(200.1)


        Consolidated net income for the second quarter and first six months of 1998 includes a previously reported extraordinary charge of $450.6 million ($265.4 million, net of taxes) to reflect a write-off by the Company of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the Pennsylvania Public Utility Commission in connection with the deregulation proceedings in Pennsylvania.

        The increase in consolidated net income for the second quarter of 1999 before the 1998 extraordinary charge was in part attributed to increased earnings from nonutility sales of electricity. The increase in consolidated net income for the first six months of 1999 before the 1998 extraordinary charge was primarily attributed to increased kilowatt-hour sales to residential customers due to winter weather that was 24% cooler than the relatively warm winter of 1998, and nonutility sales.

SALES AND REVENUES

        Total operating revenues for the second quarter and first six months of 1999 and 1998 were as follows:

                                   Three Months Ended    Six Months Ended
                                         June 30              June 30
                                    1999        1998     1999        1998
                                            (Millions of Dollars)
Operating revenues:
  Utility revenues:
    Regulated                      $212.7      $238.8   $450.7     $502.2
    Choice                            9.1         2.3     15.9        5.9
    Bulk power and trans-
      mission services sales          7.7        21.9     14.9       35.6
        Total utility revenues      229.5       263.0    481.5      543.7
  Nonutility revenues               177.0*        -      312.9*       -
  Elimination between utility
    and nonutility                  (79.2)        -     (149.4)       -
        Total operating
          revenues                 $327.3      $263.0   $645.0    $543.7


*Nonutility operating revenues include $14.8 million and $33.5 million in the three months and six months ended June 30, 1999 of allocated Competitive Transition Charge revenues to compensate for certain transition costs transferred to nonutility operations.

        The decreases in regulated revenues (regulated revenues include revenues from the Company's customers eligible to choose an alternate energy supplier but electing not to do so) in the three and six months ended June 30, 1999 were due primarily to the result of Pennsylvania competition which gave two-thirds of the Company's regulated customers the ability to choose another energy supplier. These decreases to regulated revenue were offset in part in the six-month period by colder winter weather in 1999 which led to increased residential kWh sales.

        Utility choice revenues for 1999 represent transmission and distribution revenues from the Company's franchised customers (customers in the Company's territory) who chose another supplier to provide their energy needs. In 1998 the choice revenues represent the 5% of previously fully bundled customers (full service customers) who participated in the Pennsylvania pilot and were required to buy energy from an alternate supplier. The Energy Supply Division (ESD) of the Company has the primary objective of selling two-thirds of the Company's generation that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania. As a result of the ESD selling to the nonutility market, utility bulk power sales have decreased due to reduced regulated generation available for sale.

        Nonutility revenues increased for the second quarter and six months ended June 30, 1999 due primarily to bulk power sales to nonaffiliated companies and to new sales in Pennsylvania's competitive marketplace by the ESD. The ESD officially began supplying electricity to retail customers on January 1, 1999. It uses the two-thirds of generation freed up by the Customer Choice Act in Pennsylvania to sell electricity to both wholesale and retail customers in the unregulated marketplace.

        The elimination between utility and nonutility revenues is necessary to remove the effect of affiliated revenues.

        See Note 8 to the Consolidated Financial statements for information regarding the Competitive Transmission Charge.


OPERATING EXPENSES

        Fuel expenses for the second quarter and first six months of 1999 and 1998 were as follows:

                             Three Months Ended    Six Months Ended
                                   June 30              June 30
                              1999        1998     1999        1998
                                      (Millions of Dollars)

Utility operations           $ 16.8      $64.3    $ 36.3      $128.6
Nonutility operations          38.1        -        79.6         -
  Total fuel expenses        $ 54.9      $64.3    $115.9      $128.6


        Total fuel expenses for the second quarter and six months ended June 30, 1999 decreased primarily due to a decrease in kWh's generated and a decrease in average fuel costs. The decrease in fuel expenses for utility operations and the increase in fuel expenses for nonutility operations was due to the fuel expenses associated with the two-thirds of the Company's freed up generation now being marketed by the ESD as part of nonutility operations.

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

                                   Three Months Ended      Six Months Ended
                                         June 30                June 30
                                    1999        1998       1999        1998
                                             (Millions of Dollars)
Utility:
  Nonaffiliated transactions:
    Purchased power:
      From PURPA generation*       $ 9.4       $16.3      $ 18.9      $32.8
      Other                          2.3         2.9        17.0        7.0
    Power exchanges, net            (1.4)        (.7)        1.1         .7
  Affiliated transactions:
    AGC capacity charges             3.2         8.3         6.4       16.2
    Energy and spinning
      reserve charges                 .9          .9         2.1        1.7
        Total utility pur-
          chased power and
          exchanges, net            14.4        27.7        45.5       58.4
Nonutility operations               79.8         -          98.5        -
Elimination                        (10.5)        -         (13.5)       -
  Purchased power and
    exchanges, net                 $83.7       $27.7      $130.5      $58.4

*PURPA cost (cents per kWh)          4.4         5.7         4.4        5.8


        The decrease of $6.9 million and $13.9 million in the second quarter and six months ended June 30, 1999 in utility purchased power from PURPA generation reflects a $2.7 million and $5.4 million reduction in the second quarter and six months ended June 30, 1999, respectively, related to the Company's purchase commitment at costs in excess of the market value of the AES Beaver Valley contract and also a decrease of $3.7 million and $7.2 million in the second quarter and six months ended June 30, 1999, respectively, in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract. The reduction related to the purchase commitment in excess of costs reflects the amortization of excess costs accruals recorded in 1998 as an adverse power purchase commitment net of the Competitive Transition Charge revenue recovery in conjunction with deregulation proceedings in Pennsylvania.

        The increase in other utility operations purchased power in the six months ended June 30, 1999 was due primarily to the Company's purchase of power from nonaffiliated companies and marketers in order to provide energy to the two-thirds of its customers eligible to choose an alternate supplier but electing not to do so. The generation previously available to serve those customers has been freed up by the Customer Choice Act in Pennsylvania and is being marketed by the Energy Supply Division
(ESD) of the Company to the unregulated marketplace.

        The decreases in Allegheny Generating Company (AGC) capacity charges was due to a $4.8 million and $9.6 million reduction in purchased power expense related to the Company's purchase commitments at costs in excess of the market value of the AGC pumped storage capacity contract in the second quarter and six months ended June 30, 1999, respectively. As reported previously, the Company, in 1998, recorded an extraordinary charge to reflect the cost of this and another adverse power purchase commitment that is not recoverable from customers under the Pennsylvania Public Utility Commission's 1998 Order and settlement agreement.

        The elimination between utility and nonutility purchased power is necessary to remove the effect of affiliated purchased power expenses.

        Other operation expenses for the second quarter and first six months of 1999 and 1998 were as follows:

                           Three Months Ended    Six Months Ended
                                 June 30              June 30
                            1999        1998     1999        1998
                                    (Millions of Dollars)

Utility operations         $29.3       $41.5    $63.2       $76.7
Nonutility operations       15.1         -       28.7         -
Elimination                 (2.0)        -       (4.6)        -
  Total other operation
    expenses               $42.4       $41.5    $87.3       $76.7


        Total other operating expenses for the second quarter of 1999 remained about the same as the second quarter of 1998. Total other operating expenses for the six months ended June 30, 1999 increased $10.6 million when compared to the same period in 1998. This increase resulted primarily from increased salaries, wages and employee benefits ($4.6 million), increased allowances for uncollectible accounts ($2.4 million), and the reversal of a restructuring liability in the 1998 period ($2.0 million), and Year 2000 expenses ($1.6 million). Nonutility other operation expenses reflect increased business activity.

        The elimination between utility and nonutility operation expenses is necessary to remove the effect of affiliated transmission purchases.

        Maintenance expenses for the second quarter and first six months of 1999 and 1998 were as follows:

                                Three Months Ended    Six Months Ended
                                      June 30              June 30
                                 1999        1998     1999        1998
                                         (Millions of Dollars)

Utility operations              $14.2       $23.2    $29.4       $46.2
Nonutility operations             9.7         -       19.2         -
  Total maintenance expenses    $23.9       $23.2    $48.6       $46.2

        Total maintenance expenses for the second quarter of 1999 remained about the same as the second quarter of 1998. Total maintenance expenses for the six months ended June 30, 1999 increased $2.4 million due primarily to increased power station maintenance expenses. The decreases in utility maintenance and the increases in nonutility maintenance were due primarily to the maintenance associated with the two-thirds of the Company's deregulated generation now being classified as nonutility maintenance. Maintenance expenses represent costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation expenses for the second quarter and first six months of 1999 and 1998 were as follows:

                                Three Months Ended    Six Months Ended
                                      June 30              June 30
                                 1999        1998     1999        1998
                                         (Millions of Dollars)

Utility operations              $18.6       $29.4    $36.9       $58.8
Nonutility operations            12.6         -       26.0         -
  Total depreciation and
    amortization expenses       $31.2       $29.4    $62.9       $58.8


        Depreciation expense in the second quarter and first six months of 1999 increased $1.8 million and $4.1 million, respectively, primarily due to increased investment. Utility and nonutility depreciation expense reflects the movement of depreciation expense associated with the two-thirds of freed up generation from utility operations to nonutility operations.

        Taxes other than income taxes for the second quarter and first six months of 1999 and 1998 were as follows:

                                Three Months Ended    Six Months Ended
                                      June 30              June 30
                                 1999        1998     1999        1998
                                         (Millions of Dollars)

Utility operations              $16.2       $21.7    $30.6       $44.9
Nonutility operations             6.9         -       13.3         -
  Total taxes other than
    income taxes                $23.1       $21.7    $43.9       $44.9

        Total taxes other than income taxes increased $1.4 million in the second quarter of 1999 due primarily to an adjustment of a prior period to include FICA taxes in taxes other than income taxes. Total taxes other than income taxes decreased $1.0 million in the first six months ended June 30, 1999 primarily due to decreased property taxes which resulted from an additional assessment included in a prior year. Utility and nonutility taxes other than income taxes reflect the movement of taxes other than income taxes associated with the two-thirds of freed up generation from utility operations to nonutility operations.

        The increases in federal and state income taxes for the second quarter and first six months ended June 30, 1999 were primarily due to increased income before taxes.

        Interest on long-term debt for the second quarter and first six months of 1999 and 1998 was as follows:

                             Three Months Ended    Six Months Ended
                                   June 30              June 30
                              1999        1998     1999        1998
                                      (Millions of Dollars)

Utility operations           $10.0       $15.6    $19.6       $31.9
Nonutility operations          5.5         -       11.0        -
  Total interest on
    long-term debt           $15.5       $15.6    $30.6       $31.9


        The decrease in interest on long-term debt for the six months ended June 30, 1999 of $1.3 million resulted primarily from a reduction in long-term debt outstanding in the first quarter of 1999.

        Other interest expense reflects changes in the levels of short-term debt maintained by the Company as well as the associated rates.


Financial Condition and Requirements

        The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following information.

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.
See Note 5 to the Consolidated Financial Statements for information about merger activities.

*    Market Risk

        The Company supplies power in nonregulated power markets.
At June 30, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

*    Transition Bonds

        The Company plans to issue up to $670 million in transition bonds in the third quarter of 1999 in accordance with its 1998 restructuring settlement. That settlement, approved by the Pennsylvania PUC, allows the Company to recover $670 million in transition costs which might otherwise prove unrecoverable in a competitive environment. The settlement also requires that a portion of the benefits achieved from the bond sales be passed through to customers by reducing the competitive transition charge. This transition charge is a temporary per-kilowatt-hour charge designed to collect a company's transition cost in a competitive environment.

        The Company filed a petition for a supplemental Qualified Rate Order (QRO) with the Pennsylvania PUC on April 23, 1999 to clarify the procedures and structure associated with the issuance of Transition Bonds. The supplemental findings sought by the Company relate primarily to the computation, design, and reconciliation of the Intangible Transition Charges (ITC), a portion of the CTC dedicated to the transition bonds. These findings are expected to significantly improve the credit profile of the Transition Bonds. On August 2, 1999, the Company entered a settlement agreement with the other parties and requested approval of the settlement from the Pennsylvania PUC. The settlement agreement resolves annual reconciliation timing issues and other issues and presents to the Pennsylvania PUC for resolution a question as to the funding of the ITC in the event of a revenue shortfall. On August 12, 1999, the PUC approved the Company's petition as modified by the settlement agreement. The approval provides that the shopping credit may be adjusted when circumstances warrant.

        The Company plans to reduce transition costs and related capitalization with the proceeds from the transition bonds.

*    Redemption of Preferred Stock

        The Company redeemed all outstanding shares of its cumulative preferred stock on July 15, 1999. The redemption was funded with proceeds from new medium-term notes issued by the Company in the second quarter at a 6.375% coupon rate.

       The redemption of the preferred stock allowed the Company to revise its Articles of Incorporation providing greater financial flexibility in restructuring the Company's debt and transferring the Company's generating facilities into a new unregulated generating subsidiary.

*    Repurchase of First Mortgage Bonds

        During the second quarter and the early part of the third quarter of 1999, the Company repurchased $96.4 million of first mortgage bonds. This reduced that Company's outstanding first mortgage bonds to $428.6 million. The Company expects to make additional purchases in the second half of the year.

*    Issuance of Notes

        In April 1999, the Company issued $13.8 million of 5.50%
30-year pollution control revenue notes to Pleasants County, West
Virginia.

        In June 1999, the Company issued $84 million of five-year unsecured medium-term notes at an interest rate of 6.375%.

*    Year 2000 Readiness Disclosure

        The transition from 1999 into the Year 2000 (Y2K) has the potential to cause serious problems to most organizations, including the Company, related to software and various equipment with embedded chips which may not properly recognize calendar dates. To minimize such problems, the Company and its affiliates in the System have been working under a comprehensive Y2K program to identify and remediate the problem areas in order to continue operations without significant problems in 2000 and beyond. An Executive Task Force is coordinating the efforts of 24 separate Y2K Teams, representing all business and support units in the System.

        In May 1998, the North American Electric Reliability Council (NERC), of which the System is a member, accepted a request from the United States Department of Energy to coordinate the industry's Y2K efforts. The electric utility industry and the System have segmented the Y2K problem into the following components:

*    Computer hardware and software;
*    Embedded chips in various equipment; and
* Vendors and other organizations on which the System relies for critical materials and services.

        The industry's and the System efforts for each of these three components include inventory, assessment and, where possible, remediation of the problem areas by repair, replacement or removal, supplemented by confirmation testing and contingency plans. Contingency plans include alternate methods of certain operations to help avoid electric service or business interruptions, and the review and update of restoration of service plans to mitigate the severity and length of interruptions in the unlikely event that any should occur.

        Based on this work, the Company has determined that as of June 30, 1999 all of its critical components and systems related to safety and the production and distribution of electricity and nearly all of its important business systems (accounting, billing, etc.) are Y2K ready. The Company anticipates that the remediation and testing work on the remaining business and non-critical systems will be completed by September 30, 1999. The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions, or that contingency plans are in place to overcome any inability to do so.

        The Company's readiness program has been conducted in accordance with time schedules recommended by state regulatory commissions and by NERC. As is the case of most electric utilities, the System is interconnected with neighboring utilities, which provides added strength of supply diversity and flexibility. But the interconnections also mean that any one utility's Y2K readiness is related to the readiness of the group. Integrated electric utilities are uniquely reliant on each other to avoid, in a worst case situation, a cascading failure of the entire electrical system. The System is working with the Edison Electric Institute, the Electric Power Research Institute, the NERC, and the East Central Area Reliability Agreement group

(ECAR) to capitalize on industry-wide experiences and to participate in industry-wide testing and contingency planning. Since the Company and its neighboring utilities in the ECAR group are all participants in the NERC Y2K effort (which had a target completion date of June 30 for critical systems related to production and delivery of electricity), the Company believes that this worst case possibility has been reduced to an unlikely event. The Company has recently re-tested its existing contingency plans for restoration of service even if this unlikely event were to occur.

        As part of the on-going NERC program, the Company participated in an industry-wide Y2K drill on April 9, 1999 and will participate in a more extensive industry-wide drill planned for September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills are dry runs designed to test the ability of utilities to continue to operate with less than normal telecommunication facilities. During the April test, the Company was able to maintain adequate communications under a simulated failure of selected systems and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company believes its customers will not experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is a Y2K event or series of events at Company facilities or at the facilities of neighboring utilities that escaped discovery that may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing restoration of service plans. As stated above, the Company's Y2K program includes a review and update of these plans to respond quickly to any such events.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the Y2K work has been and continues to be significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors have been employed for some of the work, the Company has used its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be within a range of $8 to about $10 million of which approximately $7 million has been incurred through June 30, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

        The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not materially differ from expectations.

*    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is in the midst of becoming competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become increasingly competitive as companies began to engage in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. All of the states served by the utility subsidiaries of Allegheny Energy have investigated or implemented retail access to alternate electricity suppliers. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

        In the absence of federal legislation, state-by-state implementation has begun. All of the states served by the utility subsidiaries of Allegheny Energy are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Virginia and Ohio passed legislation this year to implement retail choice. West Virginia continues to actively study this issue.


Activities at the Federal Level

        The System is an advocate of federal legislation to mandate competition in retail electricity markets nationwide to avoid regional dislocations and ensure level playing fields. The System continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the System unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. The System continues to advocate the repeal of PUHCA and PURPA, on the grounds that they are obsolete and anti-competitive, and that PURPA results in utility customers paying above-market prices for power.

In the U.S. Congress, a series of hearings on the competition issue in both the House and Senate recently have been completed, and committee staffs in both chambers are writing comprehensive competition bills. Consensus remains elusive, however, with significant hurdles remaining in both houses of Congress. While it is too early to tell whether initial momentum on the issue will result in legislation in the current Congress, the competition issue has received more attention this year than ever before.

        The status of electric energy competition in Ohio, West
Virginia, Virginia, and Maryland in which affiliates of the Company serve are as follows:


Ohio

        The Ohio General Assembly passed legislation on June 22, 1999 to restructure the electric utility industry. Governor Taft signed the bill soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by The Public Utilities Commission of Ohio. The bill stipulates that no entity shall own or control transmission facilities after the start of competitive retail electric service unless that entity is a member of and transfers control of those facilities to one or more qualifying independent transmission entities. The legislation provides for consumer education, universal service, consolidation of Ohio's low income customer assistance programs as well as incentives for development of renewable resources and disclosure of the environmental characteristics of power supplies.


West Virginia

          In December 1996, the Public Service Commission of West Virginia (W.Va. PSC) issued an Order initiating a general investigation regarding the restructuring of the electric utility industry. A Task Force was established to further investigate restructuring issues. In December 1997, the Task Force approved legislative language that would have given the W.Va. PSC broad authority to implement retail choice. The proposed legislation was substantially modified by the West Virginia Legislature and passed in March 1998. The legislation directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a new Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC issued an Order on December 23, 1998 setting hearings to begin on August 17, 1999 and August 24, 1999. The August 17 hearing will address certification, licensing, bonding, reliability, universal service, consumer protection, and code of conduct. The August 24 hearing will address subsidies and stranded costs. Following these hearings, the W.Va. PSC will make a determination whether restructuring is in the public interest.

Virginia

        The Virginia Electric Utility Restructuring Act (the Restructuring Act) was passed by the Virginia General Assembly on March 25, 1999 and was signed by the Governor of Virginia on March 29, 1999. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act, is holding hearings this summer on a number of issues concerning the implementation of retail competition in Virginia. Working groups also continue to meet with State Corporation Commission staff, comments were filed and commission hearings have been held to discuss the proposed retail pilot programs of other utilities in the state. Recommended interim rules for retail pilot programs were issued August 6, 1999, subject to final approval by the commission. It is anticipated that these interim rules will provide a framework for rules and regulations applicable to full implementation of retail choice beginning in 2002. The commission is seeking comments on issues relating to the development of and participation in regional transmission entities required by the Restructuring Act to facilitate access to electric transmission systems.


Maryland

        The Maryland General Assembly passed legislation to restructure the electric utility industry on April 2, 1999, and on April 8, 1999, the Governor of Maryland signed the legislation that will bring competition to Maryland's electric generation market. The Maryland Public Service Commission is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Commission on May 3, 1999. Legislative style hearings have been scheduled this summer with the commission expected to issue decisions by the end of the year.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

            Part II - Other Information to Form 10-Q
                 for Quarter Ended June 30, 1999



ITEM 1.  LEGAL PROCEEDINGS

         As of August 9, 1999, Monongahela Power Company, an affiliate of the Company, was named as a defendant along with multiple other defendants in approximately 8,000 asbestos cases. The Company and The Potomac Edison Company, also an affiliate of the Company, were named as defendants along with multiple other defendants in approximately one-half of those cases. As of June 30, 1999, a total of 721 cases have been settled and/or dismissed against the Company, Monongahela Power Company, and The Potomac Edison Company for reasonable settlement amounts. While the Company, Monongahela Power Company, and The Potomac Edison Company believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

         As previously reported, on March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

         In the District Court, DQE has filed a motion for summary judgment which Allegheny Energy has opposed. The court has not yet ruled. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for seeking to terminate the merger is without merit.
Accordingly, Allegheny Energy continues to seek the remaining regulatory approvals from the Department of Justice and the Securities and Exchange Commission. It is not likely either agency will act on the requests unless Allegheny Energy obtains judicial relief requiring DQE to move forward.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 1999.

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




August 16, 1999