Form 10-Q
period 1999-09-30
WEST PENN POWER CO
filed 1999-11-15
CIK 105839

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended September 30, 1999


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

   At November 12, 1999, 24,361,586 shares of the Common Stock
(no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

         Form 10-Q for Quarter Ended September 30, 1999



                             Index


                                                                 Page
                                                                  No.

PART I--FINANCIAL INFORMATION:

  Consolidated Statement of Income
    Three and nine months ended September 30, 1999 and 1998        3


  Consolidated Balance Sheet - September 30, 1999
    and December 31, 1998                                          4


  Consolidated Statement of Cash Flows
    Nine months ended September 30, 1999 and 1998                  5


  Notes to Consolidated Financial Statements                      6-10


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                          11-25



PART II--OTHER INFORMATION                                       26-27

                              WEST PENN POWER COMPANY AND SUBSIDIARIES
                                   Consolidated Statement of Income
                                        (Thousands of Dollars)



                                                            Three Months Ended            Nine Months Ended
                                                               September 30                  September 30
                                                           1999           1998           1999           1998

ELECTRIC OPERATING REVENUES:
    Utility                                            $   249,062    $   288,272    $   730,577    $   831,998
    Nonutility                                             146,600          -            310,084          -
               Total Operating Revenues                    395,662        288,272      1,040,661        831,998

OPERATING EXPENSES:
  Operation:
     Fuel                                                   62,962         67,874        178,855        196,482
     Purchased power and exchanges, net                    156,415         31,790        286,947         90,221
     Other                                                  45,620         34,961        132,921        111,666
  Maintenance                                               23,111         20,576         71,729         66,747
  Depreciation and amortization                             31,239         27,837         94,142         86,602
  Taxes other than income taxes                             19,611         22,568         63,483         67,433
  Federal and state income taxes                            14,409         26,418         64,526         63,353
               Total Operating Expenses                    353,367        232,024        892,603        682,504
               Operating Income                             42,295         56,248        148,058        149,494

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                                  41           (430)           126            315
   Other income, net                                         3,934          2,614          8,571          8,174
               Total Other Income and Deductions             3,975          2,184          8,697          8,489

               Income Before Interest Charges               46,270         58,432        156,755        157,983

INTEREST CHARGES:
   Interest on long-term debt                               13,605         14,634         44,168         46,570
   Other interest                                            2,064          1,777          4,291          4,623
   Allowance for borrowed funds used during
      construction                                            (906)          (814)        (2,359)        (1,354)

               Total Interest Charges                       14,763         15,597         46,100         49,839


Consolidated Income Before
   Extraordinary Charge                                     31,507         42,835        110,655        108,144
Extraordinary Charge, net (1)                                -              -              -           (265,446)
CONSOLIDATED NET INCOME (LOSS)                         $    31,507    $    42,835    $   110,655    $  (157,302)




See accompanying notes to consolidated financial statements.



(1) See Note 8 in the notes to the consolidated financial statements.

                         WEST PENN POWER COMPANY AND SUBSIDIARIES
                                 Consolidated Balance Sheet
                                   (Thousands of Dollars)



                                                                    September 30,  December 31,
ASSETS:                                                                 1999           1998
   Property, Plant, and Equipment:
        At original cost, including $107,598
           and $75,725 under construction                          $  3,431,533   $  3,365,784
        Accumulated depreciation                                     (1,437,430)    (1,362,413)
                                                                      1,994,103      2,003,371
   Investments and Other Assets:
        Allegheny Generating Company - common stock at equity            70,716         74,374
        Other                                                               568            646
                                                                         71,284         75,020
   Current Assets:
        Cash and temporary cash investments                               7,924          4,523
        Accounts receivable:
            Electric service                                            171,237        132,386
            Affiliated and other                                         57,801         26,381
            Allowance for uncollectible accounts                        (17,632)       (14,760)
        Materials and supplies - at average cost:
            Operating and construction                                   44,076         43,167
            Fuel                                                         25,623         24,363
        Prepaid taxes                                                     9,624         14,534
        Regulatory assets                                                18,460         17,372
        Other                                                            16,462          2,261
                                                                        333,575        250,227
   Deferred Charges:
        Regulatory assets                                               475,494        475,776
        Unamortized loss on reacquired debt                               3,735          4,065
        Other                                                            18,452         34,610
                                                                        497,681        514,451

              Total Assets                                         $  2,896,643   $  2,843,069

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                               $    465,994   $    465,994
        Other paid-in capital                                            55,475         55,475
        Retained earnings                                               232,687        210,692
                                                                        754,156        732,161
        Preferred stock                                                  -              79,708
        Long-term debt and QUIDS                                        839,107        837,725
        Funds on deposit with trustees                                   (9,629)        -
                                                                      1,583,634      1,649,594
   Current Liabilities:
        Short-term debt                                                 131,887         55,766
        Notes payable to affiliates                                      48,400          9,300
        Accounts payable                                                114,357         77,815
        Accounts payable to affiliates                                   36,060         33,859
        Taxes accrued:
            Federal and state income                                     11,435          1,002
            Other                                                         5,888         16,711
        Interest accrued                                                 10,882         15,681
        Refunds payable                                                   6,160         28,151
        Adverse power purchase commitments-ST                            49,185         47,173
        Other                                                            18,946         15,393
                                                                        433,200        300,851
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                    40,691         42,630
        Deferred income taxes                                           300,884        260,477
        Regulatory liabilities                                           28,393         28,325
        Adverse power purchase commitments-LT                           501,354        538,745
        Other                                                             8,487         22,447
                                                                        879,809        892,624

              Total Capitalization and Liabilities                 $  2,896,643   $  2,843,069




See accompanying notes to consolidated financial statements.

                                     WEST PENN POWER COMPANY
                               Consolidated Statement of Cash Flows
                                      (Thousands of Dollars)




                                                                            Nine Months Ended
                                                                               September 30

                                                                             1999         1998
CASH FLOWS FROM OPERATIONS:
        Consolidated net income (loss)                                   $  110,655   $ (157,302)
        Extraordinary charge, net of taxes                                    -          265,446
        Consolidated income before extraordinary charge                     110,655      108,144

        Depreciation                                                         94,142       86,602
        Deferred investment credit and income taxes, net                     20,952        3,139
        Unconsolidated subsidiaries' dividends in excess of earnings          3,735       17,381
        Allowance for other than borrowed funds used
               during construction                                             (126)        (315)
        Changes in certain assets and liabilities:
                  Accounts receivable, net                                  (67,399)     (13,522)
                  Materials and supplies                                     (2,169)       3,788
                  Prepaid taxes                                               4,910       (5,309)
                  Accounts payable                                           38,743       14,358
                  Taxes accrued                                                (390)      (5,401)
                  Interest accrued                                           (4,799)      (4,541)
                  Adverse power purchase commitments                        (35,379)       -
                  Restructuring settlement rate refund                      (18,940)       -
        Other, net                                                           (5,487)     (18,558)
                                                                            138,448      185,766

CASH FLOWS FROM INVESTING:
        Utility construction expenditures (less allowance for
             other than borrowed funds used during construction)            (61,786)     (62,193)
        Nonutility construction expenditures                                (18,913)       -
                                                                            (80,699)     (62,193)


CASH FLOWS FROM FINANCING:
        Retirement of preferred stock                                       (82,964)       -
        Issuance of long-term debt                                           97,830       92,834
        Retirement of long-term debt                                        (99,031)    (161,435)
        Short-term debt, net                                                 76,121       (9,800)
        Notes payable to affiliates                                          39,100       33,750
        Dividends on capital stock:
            Preferred stock                                                  (1,600)      (2,537)
            Common stock                                                    (83,804)     (77,713)
                                                                            (54,348)    (124,901)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                             3,401       (1,328)
Cash and temporary cash investments at January 1                              4,523        4,056
Cash and temporary cash investments at September 30                      $    7,924   $    2,728


SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for:
               Interest (net of amount capitalized)                         $49,870      $51,960
               Income taxes                                                  30,608       56,129




See accompanying notes to consolidated financial statements.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


1. West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (the Parent or Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1998 consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.


2. For purposes of the Consolidated Balance Sheet and
   Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.


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

   Following is a summary of income statement information for
   AGC:

                                     Three Months Ended     Nine Months Ended
                                        September 30           September 30
                                      1999        1998      1999         1998
                                              (Thousands of Dollars)


   Electric operating revenues      $18,072     $18,303   $53,739      $56,033

   Operation and maintenance
     expense                          1,207         888     4,122        3,383
   Depreciation                       4,245       4,242    12,735       12,710
   Taxes other than income taxes      1,137       1,168     3,398        3,505
   Federal income taxes               2,662       2,708     7,622        8,480
   Interest charges                   3,305       3,707     9,993       10,518
   Other income, net                    -           (35)       (2)         (86)
     Net income                     $ 5,516     $ 5,625   $15,871      $17,523




   The Company's share of the equity in earnings above was $2.5 million for the three months ended September 30, 1999 and 1998, and $7.1 million and $7.9 million for the nine months ended September 30, 1999 and 1998, respectively, and was included in other income, net, on the Company's Consolidated Statement of Income.


4. As previously reported, on October 5, 1998, DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., notified Allegheny Energy that it had unilaterally decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

   The District Court denied DQE's motion for summary judgment. The District Court has held a trial on October 18-28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether Allegheny Energy is entitled to specific performance. A decision by the District Court is expected by the end of 1999. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for terminating the merger is without merit. Accordingly, Allegheny Energy continues to seek the necessary regulatory approvals. It is not likely any agency will act further on the merger unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

   The $7.9 million deferred incremental costs of the merger process recorded by the Company through March 31, 1999 were transferred to the Parent company in the second quarter of 1999. The accumulated merger costs will be written off by the Parent company when the merger occurs or if it is determined that the merger will not occur.


5. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

                                                 September 30   December 31
                                                     1999           1998
                                                   (Thousands of Dollars)



   Property, plant and equipment at
     original cost                                $1,819,746    $1,798,838
   Amounts under construction included above          55,169        39,227
   Accumulated depreciation                         (907,062)     (859,455)



6. The Company's principal business segments are utility and nonutility operations. The Company's utility business includes the generation, purchase, transmission, distribution, and sale of electric energy and is subject to federal and state regulation. Nonutility operations consists of the Energy Supply Division (ESD) of the Supply Business of the Company, acting under the name of Allegheny Energy Supply. The ESD has the primary objective of selling the output of the Company's generation that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania (approximately 2,750 megawatts in 1999) and is no longer regulated by the Pennsylvania Public Utility Commission (Pennsylvania PUC). Nonutility operations may be subject to federal regulation but are not subject to state regulation of rates.

   Business segment information is summarized below.
   Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts.

                                       Three Months Ended      Nine Months Ended
                                          September 30            September 30
                                        1999        1998       1999         1998
                                                 (Thousands of Dollars)


   Operating Revenues:
     Utility                          $249,062    $288,272   $730,577     $831,998
     Nonutility                        260,345*               573,271*
     Eliminations                     (113,745)              (263,187)
   Depreciation:
     Utility                            18,161      27,837     55,063       86,602
     Nonutility                         13,078                 39,079
   Federal and State Income
     Taxes:
       Utility                           7,510      26,418     41,184       63,353
       Nonutility                        6,899                 23,342
   Operating Income:
      Utility                           18,610      56,248     93,094      149,494
      Nonutility                        23,685                 54,964
   Interest Charges and
     Preferred Dividends:
       Utility                           8,827      16,451     29,866       52,376
       Nonutility                        5,940                 17,834




   Consolidated Income
     Before Extraordinary
     Charge:
       Utility                          12,835      42,835     72,626      108,144
       Nonutility                       18,672                 38,029
   Extraordinary Charge, Net:
     Utility                                          -                    265,446
     Nonutility



   Capital Expenditures:
     Utility                            23,455      25,308     61,912       62,508
     Nonutility                         11,510                 18,913


                                                     September 30      December 31
                                                         1999              1998
   Identifiable Assets:
     Utility                                          $1,803,704       $2,843,069
     Nonutility                                        1,092,939




   *Nonutility operating revenues includes $14.4 million and $46.7 million in the three months and nine months ended September 30, 1999 of allocated Competitive Transition Charge (CTC) revenues to compensate for certain transition costs transferred to nonutility operations.


7. The Company is authorized to collect transition costs through a CTC from its distribution customers over the period 1999 through 2008 as a result of a 1998 Order of the Pennsylvania
   PUC.

   The November Order of the Pennsylvania PUC authorizes annual recovery of transition costs from distribution customers as follows:

   Year        Amount             Year          Amount
        (Millions of Dollars)            (Millions of Dollars)

   1999         $122              2004           $104
   2000          121              2005            99
   2001          115              2006            98
   2002          113              2007            97
   2003          112              2008            97


   CTC revenues recorded in the three months and nine months ended September 30, 1999 totaled $30.1 million and $97.7 million, respectively.

   The Order also authorized recognition of an additional CTC regulatory asset (Additional CTC Regulatory Asset) as follows:

            Year                   Amount
                            (Millions of Dollars)

            1999                    $25
            2000                     45
            2001                     60
            2002                     50

    To the extent that the Company records any or all of the Additional CTC Regulatory Asset, it will be amortized in 2005 through 2008. This Additional CTC Regulatory Asset was approved by the Pennsylvania PUC to reduce the adverse effects, if any, that competition will have on the Company during the years 1999 through 2002.

    No Additional CTC Regulatory Asset was recorded by the
    Company as of September 30, 1999.

    The Company filed its Competitive Transition Charge Reconciliation Statement pursuant to the Settlement Agreement approved by the Pennsylvania PUC on August 12, 1999. The Settlement Agreement provided that the Company would file its CTC Reconciliation Statement by August 30 of each year. It also adopted a CTC reconciliation schedule whereby a hearing should be held before October 29 with a Pennsylvania PUC final Order to be issued on or before December 28 each year.

    A reconciliation was filed on August 30, 1999 and a hearing was held on October 26, 1999. The reconciliation shows a seven-month under-collection and its potential effects on the CTC rate effective January 1, 2000. The seven-month transition cost under-collection for the period ended July 31, 1999 is $15.9 million. The potential effect of the transition cost under-collection on CTC rates for the year 2000 is an increase of approximately one mill per kilowatt-hour. The Reconciliation Statement also shows CTC rates needed to avoid CTC under-collection in the year 2000. The effect of the reduction, compared to sales assumed in setting CTC rates, in projected energy sales would be an increase in the CTC rates for the year 2000 by about one mill per kilowatt-hour. Because the Company's retail rates are capped, a two-mill increase in CTC rates for the year 2000 would force a two-mill decrease in generation-reflected rates in shopping credits. The Company is proposing to mitigate the CTC increase and the resulting equal decrease in shopping credit by deferring recovery of the amount of the under-collection. The amount deferred as a regulatory asset will be included in the CTC rates that are calculated for the year 2001.


8. The nine months ended September 30, 1998 period includes a previously reported extraordinary charge of $450.6 million ($265.4 million, net of taxes, or $2.17 per share) to reflect a write-off by the Company of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the Pennsylvania PUC in connection with the deregulation proceedings in Pennsylvania.


9. The Company redeemed all outstanding shares of its cumulative preferred stock on July 15, 1999 with proceeds from new five-year unsecured medium-term notes issued by the Company in the second quarter at a 6.375% coupon rate. The cumulative preferred stock was redeemed at its combined par value of $79.7 million plus redemption premiums of $3.3 million.

    The redemptions of the preferred stock allowed the Company to revise its Articles of Incorporation providing greater financial flexibility in restructuring debt.


10. The Company repurchased $96.4 million of first mortgage bonds at par value during the second and third quarters of 1999.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


 COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999
      WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998


        The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in West Penn Power Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998 should be read with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

        This management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities and movements toward competition in Pennsylvania, the proposed merger of the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) and related litigation against DQE, Inc. (DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., Year 2000 readiness disclosure, and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

        Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including the ongoing state and federal activities; potential Year 2000 operation problems; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; developments relating to the proposed merger of Allegheny Energy with DQE; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.


Significant Events in the First Nine Months of 1999

*    Unregulated Generating Subsidiary

        The Company, its parent, Allegheny Energy, and affiliate, AYP Energy, Inc., filed a Form U-1 application on April 16, 1999 with the Securities and Exchange Commission (SEC) to form an unregulated generating subsidiary and to transfer the Company's generating facilities. An order approving the subsidiary and the transfer was issued on November 12, 1999. Regulatory approval for the transfer was obtained from the Federal Energy Regulatory Commission (FERC) on October 25, 1999, and the Pennsylvania Public Utility Commission (Pennsylvania PUC) has reviewed the proposed plan.

        During the fourth quarter, the Company will transfer its deregulated generating capacity, which totals approximately 3,700 megawatts (MW), at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case to the new generating company or GENCO.

        Initially, the Company will transfer to a new unregulated subsidiary generating company all of its ownership interests in generating assets and its contractual rights to generating capacity other than those arising under the Public Utility Regulatory Policies Act of 1978 (PURPA). As consideration, the generating subsidiary will pay the Company the book value of the generating assets in a combination of cash and a note secured by a purchase money mortgage on the generating assets. It is expected that the Company, in order to obtain the release of the generating assets from the lien of the first mortgage, will pay the cash and assign the note and the purchase money mortgage to the trustee of the Company's first mortgage bonds. The generating assets will subsequently be transferred to a subsidiary of the new unregulated subsidiary generating company.

        Thereafter, the first tier subsidiary will dividend its ownership interest in the unregulated generating subsidiary, and the Company will dividend up to Allegheny Energy its ownership interest in the new generating subsidiary. After this dividend, the Company will no longer have any ownership interest in generating assets or contractual rights to generating capacity other than those arising under the PURPA.

        All regulatory approvals to commence these transfers and dividend have been received. It is expected that the Company will complete the transfers of generating assets and the dividend to Allegheny Energy in 1999.

*    Proposed Merger with DQE

        See Note 4 to the consolidated financial statements for information about the proposed merger of Allegheny Energy with DQE, and related litigation.

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

Review of Operations

EARNINGS SUMMARY
                                      Consolidated Net Income (Loss)
                                Three Months Ended       Nine Months Ended
                                   September 30             September 30
                                 1999        1998        1999         1998
                                           (Millions of Dollars)

Utility operations              $12.8       $42.8       $ 72.6      $ 108.1
Nonutility operations            18.7         -           38.1          -
Consolidated income before
  extraordinary charge           31.5        42.8        110.7        108.1
Extraordinary charge, net         -           -            -         (265.4)
Consolidated net income
  (loss)                        $31.5       $42.8       $110.7      $(157.3)


        The decrease in consolidated net income for the third quarter of 1999 was primarily attributed to increased energy costs during periods of high summer demand and higher operation and maintenance costs in 1999 compared to third quarter 1998.

        The increase in consolidated net income for the first nine months of 1999 before the 1998 extraordinary charge was primarily attributed to increased kilowatt-hour (kWh) sales, including increased sales to residential customers due to winter weather that was 24% cooler than the relatively warm winter of 1998, nonutility sales, and, to a lesser extent, reduced interest expenses. Consolidated net income for the first nine months of 1998 include a previously reported extraordinary charge of $450.6 million ($265.4 million, net of taxes) to reflect a write-off by the Company of prudently incurred costs determined to be unrecoverable as a result of the May 29, 1998 Order by the Pennsylvania PUC in connection with the deregulation proceedings in Pennsylvania.

SALES AND REVENUES

        Total operating revenues for the third quarter and first nine months of 1999 and 1998 were as follows:

                                 Three Months Ended     Nine Months Ended
                                    September 30           September 30
                                  1999        1998      1999         1998
                                          (Millions of Dollars)
Operating revenues:
  Utility revenues:
    Regulated                    $232.8      $261.7  $  683.5       $763.9
    Choice                          8.3         4.6      24.2         10.5
    Bulk power and trans-
      mission services sales        8.0        22.0      22.9         57.6
        Total utility revenues    249.1       288.3     730.6        832.0
  Nonutility revenues             260.4*        -       573.3*         -
  Elimination between utility
    and nonutility               (113.8)        -      (263.2)         -
      Total operating
        revenues                 $395.7      $288.3  $1,040.7       $832.0


*Nonutility operating revenues include $14.4 million and $46.7 million in the three months and nine months ended September 30, 1999 of allocated Competitive Transition Charge revenues to compensate for certain transition costs transferred to nonutility operations.


        The decreases in regulated revenues (regulated revenues include revenues from the Company's customers eligible to choose an alternate energy supplier but electing not to do so) in the three and nine months ended September 30, 1999 were due primarily to the result of Pennsylvania competition which gave two-thirds of the Company's regulated customers the ability to choose another energy supplier. These decreases to regulated revenue were offset in part in the nine-month period by colder winter weather in 1999 which led to increased residential and commercial kWh sales.

        Utility choice revenues for 1999 represent transmission and distribution revenues from the Company's franchised customers (customers in the Company's territory) who chose another supplier to provide their energy needs. In 1998, the choice revenues represent the 5% of previously fully bundled customers (full service customers) who participated in the Pennsylvania pilot and were required to buy energy from an alternate supplier. The approximate doubling of choice revenues from 1998 to 1999 indicates very few of the Company's customers have chosen alternate energy suppliers. The Energy Supply Division (ESD) of the Company has the primary objective of selling the output from the two-thirds of the Company's generation that has been freed up by the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) in Pennsylvania. As a result of the Energy Supply Division selling to the nonutility market, utility bulk power sales have decreased due to reduced regulated generation available for sale.

        Nonutility revenues increased for the third quarter and nine months ended September 30, 1999 due primarily to bulk power sales to nonaffiliated companies and to new sales in Pennsylvania's competitive marketplace by the Energy Supply Division. The Energy Supply Division officially began supplying electricity to customers on January 1, 1999. It uses the Company's generation transferred from utility operations to nonutility operations pursuant to the Customer Choice Act in Pennsylvania and engages in other transactions in the unregulated marketplace to sell electricity to both wholesale and retail customers.

        The elimination between utility and nonutility revenues is necessary to remove the effect of affiliated revenues.

        See Note 7 to the Consolidated Financial statements for information regarding the Competitive Transition Charge.


OPERATING EXPENSES

        Fuel expenses for the third quarter and first nine months of 1999 and 1998 were as follows:

                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
                               1999        1998      1999         1998
                                       (Millions of Dollars)

Utility operations            $19.3       $67.9     $ 55.6       $196.5
Nonutility operations          43.7         -        123.3          -
  Total fuel expenses         $63.0       $67.9     $178.9       $196.5


        Total fuel expenses decreased 7% and 9%, respectively, in the three and nine months ended September 30, 1999 periods when compared to the three and nine months ended September 30, 1998 periods. The decrease in the three months ended period is due to an 11% decrease in average fuel prices offset by a 4% increase in kWh's generated. The decrease in the nine-month period is due to a 6% decrease in average fuel prices and a 3% decrease in kWh's generated. The decrease in fuel expenses for utility operations and the increase in fuel expenses for nonutility operations was due to the fuel expenses associated with the two-thirds of the Company's freed up generation now being marketed by the ESD as part of nonutility operations.

        Purchased power and exchanges, net, represents power purchases from and exchanges with other companies and purchases from qualified facilities under PURPA, capacity charges paid to Allegheny Generating Company (AGC), an affiliate partially owned by the Company, and other transactions with affiliates made pursuant to a power supply agreement whereby each company uses the most economical generation available in the Allegheny Energy System at any given time, and consists of the following items:

                                  Three Months Ended     Nine Months Ended
                                     September 30           September 30
                                   1999        1998      1999         1998
                                           (Millions of Dollars)
Utility operations:
  Nonaffiliated transactions:
    Purchased power:
      From PURPA generation*      $  8.5      $14.7     $ 27.4       $47.5
      Other                          5.6        9.7       22.6        16.7
    Power exchanges, net             (.7)      (1.4)        .4         (.7)
  Affiliated transactions:
    AGC capacity charges             3.3        7.7        9.7        23.9
    Energy and spinning
      reserve charges                 .6        1.1        2.7         2.8
        Total utility pur-
          chased power and
          exchanges, net            17.3       31.8       62.8        90.2
Nonutility operations:             144.2        -        242.7         -
Elimination                         (5.1)       -        (18.6)        -
  Purchased power and
    exchanges, net                $156.4      $31.8     $286.9       $90.2

*PURPA cost (cents per kWh)          4.8        5.8        4.5         5.8


        Utility purchased power from PURPA generation decreased $6.2 million and $20.1 million in the third quarter and nine months ended September 30, 1999. These decreases reflect (a) a $2.7 million and $8.1 million reduction in the third quarter and nine months ended September 30, 1999, respectively, related to the Company's purchase commitment at costs in excess of the market value of the AES Beaver Valley contract, (b) and a decrease of $2.4 million and $9.6 million in the third quarter and nine months ended September 30, 1999, respectively, in the purchase price for that contract due to a scheduled capacity rate decrease defined annually in the contract. The reduction related to the purchase commitment in excess of costs reflects the amortization of excess cost accruals recorded in 1998 as an adverse power purchase commitment net of the Competitive Transition Charge revenue recovery in conjunction with deregulation proceedings in Pennsylvania.

        The decrease in other utility operations purchased power in the three months ended September 30, 1999 was due primarily from decreased purchases for sales.

        The increase in other utility operations purchased power in the nine months ended September 30, 1999 was due primarily to the Company's purchase of power from nonaffiliated companies and marketers in order to provide energy to the two-thirds of its customers eligible to choose an alternate supplier but electing not to do so.

        The decreases in Allegheny Generating Company (AGC) capacity charges were due to a $4.8 million and $14.4 million reduction in purchased power expense related to the Company's purchase commitments at costs in excess of the market value of the AGC pumped storage capacity contract in the third quarter and nine months ended September 30, 1999, respectively. As reported previously, the Company, in 1998, recorded an extraordinary charge to reflect the cost of this and another adverse power purchase commitment that is not recoverable from customers under the Pennsylvania Public Utility Commission's 1998 Order and settlement agreement.

        The elimination between utility and nonutility purchased power is necessary to remove the effect of affiliated purchased power expenses.

        Other operation expenses for the third quarter and first nine months of 1999 and 1998 were as follows:

                               Three Months Ended     Nine Months Ended
                                  September 30           September 30
                                1999        1998      1999         1998
                                         (Millions of Dollars)

Utility operations             $33.6       $35.0     $ 96.8       $111.7
Nonutility operations           13.6         -         42.3          -
Elimination                     (1.6)        -         (6.2)         -
  Total other operation
    expenses                   $45.6       $35.0     $132.9       $111.7


        Total other operation expenses for the third quarter of 1999 increased $10.6 million when compared to the same period in 1998. This increase was due primarily to increases in salaries, wages, and employee benefits ($3.9 million), provisions for uninsured claims ($2.4 million), and transmission costs ($2.0 million). Total other operation expenses for the nine months ended September 30, 1999 increased $21.2 million when compared to the same period in 1998. This increase resulted primarily from increased salaries, wages and employee benefits ($8.5 million), provisions for uninsured claims ($1.9 million), allowances for uncollectible accounts ($1.9 million), the reversal of a restructuring liability in the 1998 period ($2.0 million), and Year 2000 expenses ($1.1 million). Nonutility other operation expenses reflect increased business activity.

        The elimination between utility and nonutility operation expenses is necessary to remove the effect of affiliated transmission purchases.

        Maintenance expenses for the third quarter and first nine months of 1999 and 1998 were as follows:

                                 Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                  1999        1998     1999         1998
                                          (Millions of Dollars)

Utility operations               $13.9       $20.6    $43.4        $66.7
Nonutility operations              9.2         -       28.3          -
  Total maintenance expenses     $23.1       $20.6    $71.7        $66.7

        Total maintenance expenses for the third quarter and nine months ended September 30, 1999 increased from the same periods in 1998 by $2.6 million and $5.0 million, respectively, due primarily to increased power station maintenance expenses. The year-to-date decrease was also due to $1.7 million of incremental transmission and distribution (T&D) storm damage expenses incurred in June 1998 for an unusually large thunderstorm in the Company's service territory. The decrease in utility maintenance and the increase in nonutility maintenance was due to the maintenance associated with the two-thirds of the Company's deregulated generation now being classified as nonutility maintenance. Maintenance expenses represent costs incurred to maintain the power stations, the T&D system, and general plant, and reflect routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Variations in maintenance expense result primarily from unplanned events and planned major projects, which vary in timing and magnitude depending upon the length of time equipment has been in service without a major overhaul and the amount of work found necessary when the equipment is dismantled.

        Depreciation and amortization expenses for the third quarter and first nine months of 1999 and 1998 were as follows:

                                Three Months Ended    Nine Months Ended
                                   September 30          September 30
                                 1999        1998     1999         1998
                                         (Millions of Dollars)

Utility operations              $18.1       $27.8    $55.0        $86.6
Nonutility operations            13.1         -       39.1          -
  Total depreciation and
    amortization expense        $31.2       $27.8    $94.1        $86.6


        Total depreciation and amortization expenses in the third quarter and first nine months of 1999 increased $3.4 million and $7.5 million, respectively. The increases in both periods were due to increased investment and the amortization of a regulatory asset. The amortization of the generation-related regulatory asset is related to the Company's 1998 settlement agreement. Utility and nonutility depreciation expense reflects the movement of depreciation expense associated with the two-thirds of freed up generation from utility operations to nonutility operations.

        Taxes other than income taxes for the third quarter and first nine months of 1999 and 1998 were as follows:

                                Three Months Ended    Nine Months Ended
                                   September 30          September 30
                                 1999        1998     1999         1998
                                         (Millions of Dollars)

Utility operations              $13.6       $22.6    $44.2        $67.4
Nonutility operations             6.0         -       19.3          -
  Total taxes other than
    income taxes                $19.6       $22.6    $63.5        $67.4

        Total taxes other than income taxes decreased $3.0 million and $3.9 million in the third quarter and nine months ended September 30, 1999. The decreases were due primarily to lower capital stock taxes relating to the 1998 asset write down as a result of Pennsylvania restructuring. Utility and nonutility taxes other than income taxes reflect the movement of taxes other than income taxes associated with the two-thirds of the Company's generation transferred from utility operations to nonutility operations.

        The decrease in federal and state income taxes in the third quarter of 1999 was due to a decrease in income before taxes and the Company's share of tax savings in consolidation related to its parent, Allegheny Energy, Inc.

        Interest on long-term debt for the third quarter and first nine months of 1999 and 1998 was as follows:

                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
                               1999        1998      1999         1998
                                       (Millions of Dollars)

Utility operations            $ 8.6       $14.6     $28.2        $46.6
Nonutility operations           5.0         -        16.0          -
  Total interest on
    long-term debt            $13.6       $14.6     $44.2        $46.6


        The decrease in interest on long-term debt in the third quarter and the nine months ended September 30, 1999 of $1.0 million and $2.4 million, respectively, resulted primarily from reduced long-term debt and lower interest rates.

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

        In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters. See Note 4 to the Consolidated Financial Statements for information about Allegheny Energy's proposed merger with DQE.

*    Market Risk

        The Company supplies power in nonregulated power markets. At September 30, 1999, the marketing books for such operations consisted primarily of fixed-priced, forward-purchase and/or sale contracts which require settlement by physical delivery of electricity. These transactions result in market risk, which occurs when the market price of a particular obligation or entitlement varies from the contract price.

*    Transition Bonds

        The Company plans to issue about $600 million in transition bonds in November 1999 in accordance with its 1998 restructuring settlement. The restructuring settlement, approved by the Pennsylvania PUC, allows the Company to recover up to $670 million in transition costs which might otherwise prove unrecoverable in a competitive environment. The settlement also requires that a portion of the benefits achieved from the lower financing costs due to the issuance of transition bond sales be passed through to customers by reducing the competitive transition charge. This transition charge is a temporary per-kilowatt-hour charge designed to collect a company's transition cost in a competitive environment.

        The Company plans to reduce transition costs and related capitalization with the proceeds from the transition bonds.

*    Redemption of Preferred Stock

        The Company redeemed all outstanding shares of its cumulative preferred stock on July 15, 1999 with proceeds from new five-year unsecured medium-term notes issued by the Company in the second quarter at a 6.375% coupon rate. The cumulative preferred stock was redeemed at its combined par value of $79.7 million plus redemption premiums of $3.3 million.

        The redemption of the preferred stock allowed the Company to revise its Articles of Incorporation providing greater financial flexibility in restructuring debt.

*    Repurchase of First Mortgage Bonds

        During the second and third quarters of 1999, the Company repurchased $96.4 million of first mortgage bonds. This reduced the Company's outstanding first mortgage bonds to $428.6 million. The Company expects to repurchase all outstanding first mortgage bonds during the fourth quarter of 1999 through a call priced at par value.

*    Issuance of Long-Term Debt

        In April 1999, the Company issued $13.8 million of 5.50%
30-year pollution control revenue notes to Pleasants County, West
Virginia.

        In June 1999, the Company issued $84 million of five-year unsecured medium-term notes at an interest rate of 6.375%. The proceeds were used to redeem all outstanding shares of its cumulative preferred stock with a combined par value of $79.7 million plus redemption premiums of $3.3 million.

*    Increase in Short-Term Debt Limit

        The SEC on October 8, 1999 authorized an increase for the Company in the aggregate limit of short-term debt financing from $182 million to $500 million through December 31, 2001. This increase in the short-term debt limit is related to meeting the requirements of restructuring in Pennsylvania.

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

        The industry's and the System's efforts for each of these three components include inventory, assessment and, where possible, remediation of the problem areas by repair, replacement or removal, supplemented by confirmation testing and contingency plans. Contingency plans include alternate methods of certain operations to help avoid electric service or business interruptions, and the review and update of restoration of service plans to mitigate the severity and length of interruptions in the unlikely event that any should occur.

        Based on this work, the Company has determined that as of September 30, 1999 all of its critical components and systems related to safety and the production and distribution of electricity are Y2K Ready, and all but one of its important business systems are also Ready. Remediation on this one remaining system related to customer billing has been completed and system testing is in progress. Although the system is expected to be Y2K Ready in November, the Company has contingency plans to continue operations without the system if necessary.
The Company has defined Y2K Ready to mean that a determination has been made by testing or other means that a component or system will be able to perform its critical functions.

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

        As part of the on-going NERC program, the Company participated in industry-wide Y2K drills on April 9 and September 9, 1999. While the electric utility industry is aware of the extensive Y2K programs of the major telecommunications companies, the industry has determined that telecommunication facilities are so important to continued operations that we must have contingency plans just in case some of those facilities may not be available. The drills were dry runs designed primarily to test the ability of utilities to continue to operate with less than normal telecommunication facilities. During the tests, the Company was able to maintain adequate communications under simulated failures of selected systems, and obtained valuable information for improvement of its plans. NERC has reported that the industry-wide tests produced similar results. On December 31, 1999, the Company will have extra staff in critical areas of the system to implement these and other contingency plans if they are required.

        The SEC requires that each company disclose its estimate of the "most reasonably likely worst case scenario" of a negative Y2K event. Since the Company and the industry are working diligently to avoid any disruption of electric service, the Company believes its customers will not experience any significant long-term disruptions of electric service. It is the Company's opinion that the "most reasonably likely worst case scenario" is a Y2K event or series of events that may cause isolated disruptions of service. All utilities, including the Company, have experience in the implementation of existing restoration of service plans. As stated above, the Company's Y2K program includes a review and update of these plans to respond quickly to any such events.

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

        Expenditures for Y2K readiness are not expected to have a material effect on the Company's results of operations or financial position primarily because of the significant time and money expended over the past several years on upgrading and replacing its large mainframe computer systems and software. While the Y2K work has been significant, it primarily represents a labor-intensive effort of remediation, component testing, multiple systems testing, documentation, and contingency planning. While outside contractors and equipment vendors have been employed for some of the work, the Company has used its own employees for most of the effort because of their experience with the Company's systems and equipment. The Company currently estimates that its total incremental expenditures for the Y2K effort since it began identification of Y2K costs will be up to about $10 million of which $7 million has been incurred through September 30, 1999. These expenditures are financed by internal sources and primarily result from the purchase of external expert assistance by the Generation and Information Services departments. The expenditures have not required a material reduction in the normal budgets and work efforts of these departments.

        The descriptions herein of the Company's Y2K effort are made pursuant to the Year 2000 Information and Readiness Disclosure Act. Forward-looking statements herein are made pursuant to the Private Securities Litigation Reform Act of 1995. There can be no assurance that actual results will not materially differ from expectations.

*    Electric Energy Competition

        The electricity supply segment of the electric utility industry in the United States is becoming increasingly competitive. The Energy Policy Act of 1992 began the process of deregulating the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies began to engage in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company has been an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999 when a House Commerce Committee subcommittee gave its approval to the bill. The bill will now move on to the full Commerce Committee where it will be considered next year.

        In the absence of federal legislation, state-by-state implementation has begun. All of the states served by the utility subsidiaries of Allegheny Energy are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place, while Maryland, Virginia and Ohio passed legislation this year to implement retail choice. West Virginia continues to actively study this issue. The Company is currently implementing a settlement agreement to create competition for electricity supply in Pennsylvania. Potomac Edison, an affiliate of the Company, filed a settlement agreement to introduce generation competition with the Maryland PSC on September 23, 1999. Maryland PSC approval is expected before the end of 1999.


Activities at the Federal Level

        The System continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for the System unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA), are repealed or significantly revised. The System continues to advocate the repeal of PUHCA and PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power.
While the bill does not mandate a date certain for customer choice, several key provisions favored by Allegheny Energy are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important

Allegheny Energy priorities by repealing the PUHCA and the mandatory purchase provisions of the PURPA. Consensus remains elusive with significant hurdles remaining in both houses of Congress. It is too early to tell whether momentum on the issue will result in legislation in the current Congress.


The status of electric energy competition in Ohio, West Virginia, Virginia, and Maryland in which affiliates of the Company serve are as follows:

Ohio

        The Ohio General Assembly ended five years of debate on June 22, 1999 when it passed legislation to restructure the electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a five percent cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by The Public Utilities Commission of Ohio. The bill stipulates that no entity shall own or control transmission facilities after the start of competitive retail electric service. Customer protections were kept intact with a low-income assistance plan and a one-time forgiveness of past debts for low-income and handicapped customers. In regard to renewable energy, the bill requires that electric generators purchase excess electricity from small businesses and homes using renewable energy sources. In addition, a customer's bill will list what fuel was expended to produce the electricity and what emissions were created.


West Virginia

          In March 1998, legislation was passed by the West Virginia Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. Interested parties formed a Task Force that met during 1998, but the Task Force was unable to reach a consensus on a model for restructuring. The W.Va. PSC held hearings in August 1999 that addressed certification, licensing, bonding, reliability, universal service, consumer protection, code of conduct, subsidies, and stranded costs. The August hearings have concluded and the W.Va. PSC has stated that it would issue an order after November 1, 1999. The Order will have a determination as to whether deregulation is in the best interest of West Virginia, and if so, a plan may be issued with it. Informal negotiations with all of the parties will continue beyond the November 1 Commission-imposed deadline to seek consensus on a restructuring plan, although no agreements have been reached to date.


Virginia

        The Virginia Electric Utility Restructuring Act (the "Restructuring Act") was passed by the Virginia General Assembly on March 25, 1999 and signed by the Governor of Virginia on March 29, 1999. The Legislative Transition Task Force on Electric Utility Restructuring, which was established by the Restructuring Act, held hearings this summer on a number of issues concerning the implementation of retail competition in Virginia. Working groups continued to meet with State Corporation Commission staff, comments were filed, and Commission hearings were held to discuss the nature of and the rules governing the proposed retail pilot programs of other utilities in the state.

Maryland

        On April 8, 1999, Maryland Governor Glendening signed the legislation that will bring competition to Maryland's electric generation market. The Maryland PSC is in the process of implementing the new law. Final Electric Restructuring Roundtable reports were filed with the Commission in May and legislative-style hearings were held this summer on the Roundtable reports. The Commission is expected to issue decisions on those aspects of restructuring by the end of the year.

        On September 23, Allegheny Energy filed a Settlement Agreement (covering Allegheny Energy's stranded cost quantification mechanism, price protection mechanism, and unbundled rates) with the Maryland PSC. The Agreement was signed by all parties active in the case except Eastalco, who stated although they did not sign the agreement, they would not oppose it. The settlement agreement, which is subject to Commission approval, includes the following provisions:

* The ability for nearly all of our 208,000 Maryland customers to have the option of choosing an electric generation supplier starting July 1, 2000.

* The authorization to transfer generating assets to a non-regulated corporate entity at book value on July 1, 2000.

* A reduction in base rates of 7% for residential customers from 2002 through 2008 ($10.4 million each year, totaling $72.8 million). A reduction in base rates of one-half a percent for the majority of commercial and industrial customers from 2002 through 2008 ($1.5 million each year, totaling $10.5 million).

* Standard Offer Service (provider of last resort) will be provided to residential customers during a transition period from July 1, 2000 to December 31, 2008 and to all other customers during a transition period of July 1, 2000 to December 31, 2004.

* A cap on generation rates for residential customers from 2002 through 2008. Generation rates for non-residential customers are capped from 2002 through 2004.

* A cap on transmission and distribution rates for all customers from 2002 through 2004.

* Unless Allegheny Energy is subject to significant changes that would materially affect Allegheny Energy's financial condition, the parties agree not to seek a reduction in rates which would be effective prior to January 1, 2005.

* The recovery of all purchased power costs incurred as a result of Allegheny Energy's contract to buy generation from the AES Warrior Run PURPA cogeneration contract.

* The establishment of a fund for the development and use of energy-efficient technologies.

        On October 4, Allegheny Energy filed unbundled rates covering the period 2000-2008. The Commission held public hearings regarding the settlement agreement on October 14 and October 18. A final Commission decision is expected before the end of 1999.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

            Part II - Other Information to Form 10-Q
              for Quarter Ended September 30, 1999



ITEM 1.   LEGAL PROCEEDINGS

          As of September 30, 1999, Monongahela Power Company, an affiliate of the Company, was named as a defendant, along with multiple other defendants in a total of approximately 8,626 asbestos cases. The Company and The Potomac Edison Company, also an affiliate of the Company, were named as defendants along with multiple other defendants in approximately one-half of those cases. As of September 30, 1999, a total of 878 cases have been settled and/or dismissed against the Company, Monongahela Power Company, and The Potomac Edison Company for reasonable settlement amounts. While the Company, Monongahela Power Company, and The Potomac Edison Company believe that all of the cases are without merit, they cannot predict the outcome nor are they able to determine whether additional cases will be filed.

          As previously reported, on October 5, 1998, DQE, Inc.
(DQE), parent company of Duquesne Light Company in Pittsburgh, Pa., notified the Company's parent, Allegheny Energy, Inc. (Allegheny Energy) that it had unilaterally decided to terminate the merger. In response, Allegheny Energy filed with the United States District Court for the Western District of Pennsylvania on October 5, 1998, a lawsuit for specific performance of the Merger Agreement or, alternatively, damages. On March 11, 1999, the United States Court of Appeals for the Third Circuit vacated the United States District Court for the Western District of Pennsylvania's denial of Allegheny Energy's motion for preliminary injunction, enjoining DQE from taking actions prohibited by the Merger Agreement. The Circuit Court stated that if DQE breached the Merger Agreement, Allegheny Energy may be entitled to specific performance of the Merger Agreement. The Circuit Court also stated that Allegheny Energy could be irreparably harmed if DQE took actions that would prevent Allegheny Energy from receiving the specific performance remedy. The Circuit Court remanded the case to the District Court for further proceedings consistent with its opinion.

          The District Court denied DQE's motion for summary judgment. The District Court has held a trial on October 18-28, 1999, without a jury, on the issues of whether DQE's termination of the Merger Agreement breached the agreement and whether Allegheny Energy is entitled to specific performance. A decision by the District Court is expected by the end of 1999. Allegheny Energy cannot predict the outcome of this litigation. However, Allegheny Energy believes that DQE's basis for terminating the merger is without merit. Accordingly, Allegheny Energy continues to seek the necessary regulatory approvals. It is not likely any agency will act further on the merger unless Allegheny Energy obtains judicial relief requiring DQE to move forward.

ITEM 5.   OTHER EVENTS

          The Attorney General of the State of New York and the Attorney General of the State of Connecticut in their letters dated September 15, 1999 and November 3, 1999, respectively, notified Allegheny Energy, Inc. (Allegheny Energy) of their intent to commence civil actions against Allegheny Energy or its subsidiaries (West Penn Power Company, Monongahela Power Company, The Potomac Edison Company, and AYP Energy, Inc.) alleging violations at the Fort Martin power station under the Federal Clean Air Act, which requires power plants that make major modifications to comply with the same emission standards applicable to new power plants. Similar actions may be commenced by other governmental authorities in the future. Fort Martin is a station located in West Virginia jointly owned by West Penn Power Company, Monongahela Power Company, The Potomac Edison Company, and AYP Energy, Inc. Both Attorneys General stated their intent to seek injunctive relief and penalties.

          In addition, the Attorney General of the State of New York in his letter indicated that he may assert claims under the State common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of Fort Martin power station.

          At this time, Allegheny Energy and its subsidiaries are not able to determine what impact, if any, these actions taken by the Attorneys General of New York and Connecticut may have on them.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:
          (27)  Financial Data Schedule

    (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended September 30, 1999.






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


November 15, 1999