Form 10-Q
period 2000-03-31
WEST PENN POWER CO
filed 2000-05-15
CIK 105839

                           FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended March 31, 2000


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

   At May 15, 2000, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Form 10-Q for Quarter Ended March 31, 2000


                             Index


                                                        Page

                                                         No.

PART I--FINANCIAL INFORMATION:

  Consolidated Statement of Income -
    Three months ended March 31, 2000 and 1999           3


  Consolidated Balance Sheet - March 31, 2000
    and December 31, 1999                                4


  Consolidated Statement of Cash Flows -
    Three months ended March 31, 2000 and 1999           5


  Notes to Consolidated Financial Statements           6-9


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations              10-18



PART II--OTHER INFORMATION                           19-20

                      WEST PENN POWER COMPANY AND SUBSIDIARIES
                          Consolidated Statement of Income
                                (Thousands of Dollars)


                                                      Three Months Ended
                                                            March 31
                                                      2000           1999

ELECTRIC OPERATING REVENUES:
    Utility                                       $   257,544    $   252,008
    Nonutility                                          -             65,722
               Total Operating Revenues               257,544        317,730

OPERATING EXPENSES:
  Operation:
     Fuel                                                 176         61,013
     Purchased power and exchanges, net               139,927         46,828
     Other                                             30,236         44,878
  Maintenance                                           9,144         24,713
  Depreciation and amortization                        15,591         31,688
  Taxes other than income taxes                        12,621         20,773
  Federal and state income taxes                       13,802         29,163
               Total Operating Expenses               221,497        259,056
               Operating Income                        36,047         58,674

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                             56             63
   Other income, net                                      366          2,161
               Total Other Income and Deductions          422          2,224

               Income Before Interest Charges          36,469         60,898

INTEREST CHARGES:
   Interest on long-term debt                          15,911         15,108
   Other interest                                         703            956
   Allowance for borrowed funds used during
      construction and interest capitalized              (198)          (665)

               Total Interest Charges                  16,416         15,399


CONSOLIDATED NET INCOME                           $    20,053    $    45,499


See accompanying notes to consolidated financial statements.

                         WEST PENN POWER COMPANY AND SUBSIDIARIES
                                Consolidated Balance Sheet
                                  (Thousands of Dollars)



                                                                March 31,     December 31,
ASSETS:                                                            2000           1999
   Property, Plant, and Equipment:
        Utility plant                                         $  1,547,795   $  1,537,962
        Nonutility plant                                            14,072         14,072
        Construction work in progress                               47,061         45,450
                                                                 1,608,928      1,597,484
        Accumulated depreciation                                  (515,723)      (506,416)
                                                                 1,093,205      1,091,068

   Investments and Other Assets                                        493            525

   Current Assets:
        Cash and temporary cash investments                          5,412         19,288
        Accounts receivable:
            Electric service                                       128,251        132,691
            Affiliated and other                                    25,479         16,299
            Allowance for uncollectible accounts                   (16,578)       (16,077)
        Notes receivable from affiliates                            77,650         80,800
        Materials and supplies - at average cost:
            Operating and construction                              18,329         16,200
        Deferred income taxes                                        5,824         15,571
        Prepaid taxes                                               28,157          1,628
        Regulatory assets                                           23,407         23,957
        Other                                                          570          1,531
                                                                   296,501        291,888
   Deferred Charges:
        Regulatory assets                                          460,597        467,982
        Unamortized loss on reacquired debt                          3,508          3,621
        Other                                                        7,554          9,681
                                                                   471,659        481,284

              Total Assets                                    $  1,861,858   $  1,864,765

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                          $     65,842   $     70,021
        Other paid-in capital                                        3,445         -
        Retained earnings                                           29,690          9,637
                                                                    98,977         79,658
        Long-term debt and QUIDS                                   950,862        966,026
                                                                 1,049,839      1,045,684
   Current Liabilities:
        Long-term debt due within one year                          56,284         49,734
        Accounts payable                                            44,222         55,267
        Accounts payable to affiliates                             102,042         97,847
        Taxes accrued:
            Federal and state income                                16,359          5,276
            Other                                                    5,562         10,674
        Interest accrued                                             5,414         10,017
        Adverse power purchase commitments                          25,099         24,895
        Other                                                        5,567          5,925
                                                                   260,549        259,635
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                               21,610         21,847
        Deferred income taxes                                      209,612        211,369
        Regulatory liabilities                                      14,962         15,126
        Adverse power purchase commitments                         297,318        303,935
        Other                                                        7,968          7,169
                                                                   551,470        559,446

              Total Capitalization and Liabilities            $  1,861,858   $  1,864,765




See accompanying notes to consolidated financial statements.

                                 WEST PENN POWER COMPANY
                           Consolidated Statement of Cash Flows
                                  (Thousands of Dollars)


                                                                    Three Months Ended
                                                                         March 31

                                                                      2000       1999
CASH FLOWS FROM OPERATIONS:
        Consolidated net income                                    $  20,053  $  45,499
        Depreciation and amortization                                 15,591     31,688
        Deferred investment credit and income taxes, net                 302      9,857
        Unconsolidated subsidiaries' dividends in excess of earnings      33      1,353
        Allowance for other than borrowed funds used
               during construction                                       (56)       (63)
        Changes in certain assets and liabilities:
                  Accounts receivable, net                            (4,239)   (63,780)
                  Materials and supplies                              (2,129)    (6,061)
                  Prepaid taxes                                      (26,529)   (18,172)
                  Accounts payable                                    (6,850)    23,763
                  Taxes accrued                                        5,971     13,488
                  Interest accrued                                    (4,603)    (4,250)
        Other, net                                                     5,710    (10,374)
                                                                       3,254     22,948

CASH FLOWS FROM INVESTING:
        Utility construction expenditures (less allowance for
             other than borrowed funds used during construction)     (14,647)   (15,350)
        Nonutility construction expenditures                            -        (1,255)
                                                                     (14,647)   (16,605)


CASH FLOWS FROM FINANCING:
        Retirement of long-term debt                                  (8,628)      -
        Restricted funds                                               2,995       -
        Short-term debt, net                                            -         8,431
        Notes payable to affiliates                                     -        44,700
        Notes receivable from affiliates                               3,150       -
        Dividends on capital stock:
            Preferred stock                                             -          (793)
            Common stock                                                -       (57,006)
                                                                      (2,483)    (4,668)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                    (13,876)     1,675
Cash and temporary cash investments at January 1                      19,288      4,523
Cash and temporary cash investments at March 31                    $   5,412  $   6,198


SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for:
               Interest (net of amount capitalized)                   $2,399    $19,302
               Income taxes                                            2,220        818




See accompanying notes to consolidated financial statements.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


1. West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1999 consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Certain prior period amounts in these notes have been revised for comparative purposes.

2. For purposes of the Consolidated Balance Sheet and
   Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

3. The Company owned 45% of the common stock of Allegheny
   Generating Company (AGC) through November 17, 1999. On November 18, 1999, the Company transferred its 45% ownership in AGC to Allegheny Energy Supply, LLC (Allegheny Energy Supply) at book value as allowed by the final settlement in the Pennsylvania restructuring case. Affiliates of the Company (Monongahela Power Company and The Potomac Edison Company) own the remainder. AGC was reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100-MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

   Following is a summary of income statement information for AGC for the three months ended March 31, 1999:

                                                Three Months Ended
                                                  March 31, 1999
                                               (Thousands of Dollars)

    Electric operating revenues                       $17,857

    Operation and maintenance expense                   1,611
    Depreciation                                        4,245
    Taxes other than income taxes                       1,132
    Federal income taxes                                2,414
    Interest charges                                    3,403
    Other income, net                                      (1)
      Net income                                      $ 5,053

   Because of the transfer of the Company's ownership interest in AGC to Allegheny Energy Supply, the Company had no share of the earnings of AGC in the first quarter of 2000. The Company's share of the equity in earnings was $2.3 million for the three months ended March 31, 1999, and is included in other income, net, on the Company's Consolidated Statement of Income.

4. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

                                            March     December
                                            2000        1999
                                          (Millions of Dollars)
    Property, plant and equipment at
      original cost                           $9.1     $9.1
    Amounts under construction included above    -        -
    Accumulated depreciation                  (1.1)    (1.1)

5. On November 18, 1999, the Company transferred its generating capacity to Allegheny Energy Supply at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case. The net assets transferred in 1999 to Allegheny Energy Supply are shown below:

                                             (Millions of Dollars)
   Property, plant, and equipment, net
     of accumulated depreciation                 $920.3
   Investment in Allegheny Generating Company      71.5
   Other assets                                   120.7
   Liabilities                                    421.1

   The Company made a liquidating dividend up to Allegheny Energy, Inc. for its ownership interest in Allegheny Energy Supply. The Company no longer has any ownership interest in generating assets or contractual rights to generating capacity other than those arising under the Public Utility Regulatory Policies Act of 1978. The effect of this liquidating dividend was to reduce the Company's common equity by $691.4 million.

   A true-up of $4.2 million to the amount transferred in 1999 was recorded in the first quarter of 2000 and reduced the Company's common stock from $70.0 million at December 31, 1999 to $65.8 million at March 31, 2000.

6. The Company's principal business segments were utility and nonutility operations. The utility operation now does business as Allegheny Power collectively with its affiliates Monongahela Power Company and The Potomac Edison Company. Allegheny Power is involved in the delivery (transmission and distribution) and procurement of electric energy subject to federal and state traditional utility price regulation. Also, Allegheny Power is involved in generation of electric energy in jurisdictions which have not yet implemented deregulation of electric generation and, with Monongahela Power Company's purchase of West Virginia Power in December 1999, is now involved in the procurement and delivery of natural gas. Nonutility operations during 1999 consisted primarily of costs and revenues associated with the two-thirds of generating capacity deregulated effective January 1, 1999 under the Customer Choice Act in Pennsylvania.

Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions which are eliminated in the Company's consolidated financial statements.

                                            Three Months Ended
                                                 March 31
                                            2000          1999
                                          (Thousands of Dollars)

Operating Revenues:
  Utility                                 $257,544    $253,784
  Nonutility                                           135,897
  Eliminations                                         (71,951)
Depreciation and amortization:
  Utility                                   15,591      18,336
  Nonutility                                            13,352
Federal and State Income Taxes:
  Utility                                   13,802      17,812
  Nonutility                                            11,351
Operating Income:
  Utility                                   36,047      37,182
  Nonutility                                            21,492
Interest Charges and Preferred Dividends:
  Utility                                    6,416      10,407
  Nonutility                                             5,786
Consolidated Net Income:
  Utility                                   20,053      29,787
  Nonutility                                            15,712
Capital Expenditures:
  Utility                                   14,647      15,413
  Nonutility                                             1,255

                                          March 31   December 31
                                            2000         1999

Identifiable Assets:
  Utility                                $1,861,858  $1,864,746
  Nonutility                                                 19


7. All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for each of the first quarters of 2000 and 1999 were $32.8 million, and $47.3 million, respectively.

8. The Pennsylvania Public Utility Commission (Pennsylvania
   PUC) order for restructuring authorized recognition of an additional Competitive Transition Charge (CTC) regulatory asset (Additional CTC Regulatory Asset) to reduce the adverse effects, if any, that competition will have on the Company during the years 1999 to 2002. No Additional CTC Regulatory Asset was recorded by the Company as of March 31, 2000.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations


  COMPARISON OF FIRST QUARTER OF 2000 WITH FIRST QUARTER OF 1999


     The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in West Penn Power Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following Management's Discussion and Analysis information.


Factors That May Affect Future Results

     Management's discussion and analysis of financial condition and results of operations contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These include statements with respect to deregulation activities in Pennsylvania and results of operations. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results to differ materially include, among other matters, electric utility restructuring, including ongoing state and federal activities; developments in the legislative, regulatory, and competitive environments in which the Company operates, including regulatory proceedings affecting rates charged by the Company; environmental, legislative, and regulatory changes; future economic conditions; the Company's ability to compete in unregulated energy markets; and other circumstances that could affect anticipated revenues and costs such as significant volatility in the market price of wholesale power, unscheduled maintenance or repair requirements, weather, and compliance with laws and regulations.

Significant Events in the First Quarter of 2000

*    Unregulated Generating Affiliate

     During 1999, Allegheny Energy obtained the necessary regulatory approvals to form an unregulated generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). On November 18, 1999, the Company transferred its generating capacity, which totaled 3,778 megawatts (MW), to Allegheny Energy Supply at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case. The Company continued to be responsible for providing generation to meet the regulated electric load of its retail customers who did not have the right to choose their generation supplier until January 2, 2000. On January 2, 2000, the final one-third of the Company's regulated customers were permitted to choose an alternate generation supplier.

Review of Operations

EARNINGS SUMMARY

     Consolidated net income for the first quarter of 2000 was $20.1 million compared with $45.5 million for the corresponding 1999 period. The decrease in consolidated net income for the first quarter of 2000 was due to the settlement agreement in Pennsylvania which permitted the Company to transfer its 3,778 megawatts (MW) of generating capacity at book value to Allegheny Energy Supply, an unregulated wholly owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy), the Company's Parent. As a result of the transfer, the Company no longer has generation available for sale. The Company's energy delivery or wires business will continue to be an important part of the Company's business. Current earnings are supported by the beneficial effects of transition cost recovery as authorized in the Company's Pennsylvania restructuring settlement.

SALES AND REVENUES

     Total operating revenues for the first quarter of 2000 and 1999 were as follows:
                                              Three Months Ended
                                                   March 31
                                              2000        1999
                                            (Millions of Dollars)

Utility revenues:
    Regulated                               $241.8      $239.8
    Choice                                    10.8         6.8
    Bulk power                                  .2         1.1
    Transmission and other energy services     4.7         6.1
      Total utility revenues                 257.5       253.8
Nonutility revenues                                      135.9
Elimination between utility and nonutility               (72.0)
      Total operating revenues              $257.5      $317.7


     Regulated revenues include revenues from all the Company's customers eligible to choose an alternate energy supplier but electing not to do so. Utility choice revenues represent transmission and distribution revenues from the Company's franchised customers (customers in the Company's distribution territory) who chose another supplier to provide their energy needs. Pennsylvania deregulation gave the Company's regulated customers the ability to choose another energy supplier. In the first quarter of 2000, all of the Company's regulated customers had the ability to choose, and in the first quarter of 1999, two-thirds of the Company's customers had the ability to choose. At March 31, 2000, less than 2% of the Company's customers chose alternate energy suppliers.

     As a result of the transfer of the Company's generation to Allegheny Energy Supply, an unregulated affiliate, revenues from utility bulk power sales and nonutility sales have decreased due to the Company no longer having generation available for sale.

     The 1999 first quarter elimination between utility and nonutility revenues is necessary to remove the effect of affiliated revenues.

OPERATING EXPENSES

     Fuel expenses for the first quarter of 2000 and 1999 were as follows:

Fuel Expenses

                                            Three Months Ended
                                                 March 31
                                            2000       1999
                                          (Millions of Dollars)

Utility operations                           $.2       $19.5
Nonutility operations                                   41.5
 Total fuel expenses                         $.2       $61.0


     Total fuel expenses for the first quarter of 2000 decreased due to the transfer of the Company's generating capacity to Allegheny Energy Supply.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies, and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and prior to November 18, 1999 capacity charges paid to Allegheny Generating Company (AGC).

Purchased Power and Exchanges, Net
                                              Three Months Ended
                                                   March 31
                                              2000        1999
Utility operations:                        (Millions of Dollars)
 Purchased power:
    From PURPA generation*                  $ 10.0       $ 9.5
    Other                                    127.7        14.7
  Power exchanges, net                         1.5         2.5
  AGC capacity charges                                     3.2
  Energy and spinning reserve charges           .7         1.2
    Total utility operations                 139.9       $31.1
Nonutility operations purchased power                     18.7
Elimination                                               (3.0)
    Purchased power and exchanges, net      $139.9       $46.8

*PURPA cost (cents per kWh)                    4.6 cents   4.5 cents

     The increase in other utility operations purchased power in 2000 was due primarily to the Company's purchase of power from Allegheny Energy Supply in order to provide energy to its customers eligible to choose an alternate supplier, but electing not to do so. The generation previously available to serve those customers has been freed up by the Customer Choice Act in Pennsylvania and has been transferred by the Company to Allegheny Energy Supply.

     AGC capacity charges and nonutility operations purchased power decreased due to the transfer of the Company's generation, including its ownership interest in AGC, to Allegheny Energy
Supply on November 18, 1999.

     The 1999 first quarter elimination between utility and nonutility purchased power is necessary to remove the effect of affiliated purchased power expenses.

     Other operation expenses for the first quarter of 2000 and 1999 were as follows:

Other Operation Expenses                      Three Months Ended
                                                   March 31
                                              2000        1999
                                             (Millions of Dollars)

Utility operations                           $30.2       $33.9
Nonutility operations                                     13.6
Elimination                                               (2.6)
 Total other operation expenses              $30.2       $44.9


     The decrease in total other operation expenses of $14.7 million was primarily due to the transfer of the Company's generation to Allegheny Energy Supply.

     The 1999 first quarter elimination between utility and nonutility operation expenses is necessary to remove the effect of affiliated transmission purchases.

     Maintenance expenses for the first quarter of 2000 and 1999 were as follows:

Maintenance Expenses
                                              Three Months Ended
                                                   March 31
                                              2000        1999
                                             (Millions of Dollars)

Utility operations                           $ 9.1       $15.2
Nonutility operations                                      9.5
 Total maintenance expenses                  $ 9.1       $24.7

     The decrease in total maintenance expenses of $15.6 million was primarily due to the the transfer of the Company's generation to Allegheny Energy Supply. In 1999, maintenance expenses represented costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflected routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Current and future maintenance expenses will be to support the Company's delivery or wires business.

     Depreciation and amortization expenses for the first quarter of 2000 and 1999 were as follows:

Depreciation and Amortization Expenses
                                              Three Months Ended
                                                   March 31
                                                2000      1999
                                             (Millions of Dollars)

Utility operations                             $15.6     $18.3
Nonutility operations                                     13.4
 Total depreciation and amortization expenses  $15.6     $31.7


     Total depreciation and amortization expenses in the first quarter of 2000 decreased $16.1 million primarily due to the transfer of generation assets to Allegheny Energy Supply.

     Taxes other than income taxes for the first quarter of 2000 and 1999 were as follows:

Taxes Other Than Income Taxes
                                              Three Months Ended
                                                   March 31
                                              2000        1999
                                           (Millions of Dollars)

Utility operations                           $12.6       $14.4
Nonutility operations                                      6.4
 Total taxes other than income taxes         $12.6       $20.8


     Total taxes other than income taxes decreased $8.2 million in the first quarter of 2000 due primarily to the transfer of West Virginia Business and Occupation taxes, certain property taxes, and gross receipts taxes to Allegheny Energy Supply.

     The first quarter decrease in federal and state income taxes was primarily due to reduced taxable income.

     Other income, net decreased $1.8 million due primarily to the transfer of the Company's ownership interest in AGC to Allegheny Energy Supply. Prior to this transfer, the Company reported AGC in its financial statements using the equity method of accounting.

     Interest on long-term debt and other interest for the first quarter of 2000 and 1999 were as follows:

Interest Expense
                                             Three Months Ended
                                                 March 31
                                              2000        1999
                                           (Millions of Dollars)
Interest on long-term debt:
  Utility operations                         $15.9       $ 9.6
  Nonutility operations                                    5.5
   Total interest on long-term debt           15.9        15.1
Other interest:
 Utility operations                             .7          .4
  Nonutility operations                                     .6
   Total other interest expense                 .7         1.0
     Total interest expense                  $16.6       $16.1


     In November 1999, the service obligation for $231 million of pollution control debt was assumed by Allegheny Energy Supply in conjunction with the transfer of the Company's generating assets to Allegheny Energy Supply. However, the pollution control debt also remains an obligation of the Company. Allegheny Energy Supply will indemnify the Company for any debt service the Company may incur. The Company receives credit for the pollution control debt, including accrued interest expense, through equity accounting. Other interest expense reflects changes in the levels of short-term debt maintained by the Company throughout the year, as well as the associated interest rates.

     Allowance for borrowed funds used during construction and interest capitalized decreased $.5 million in the first quarter of 2000 due primarily to the transfer of generation and generation related construction activity to Allegheny Energy
Supply.

Financial Condition and Requirements

     The Company's discussion on Financial Condition,
Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following information.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

*    Financings

     In the first quarter of 2000, the Company redeemed $8.6 million of transition bonds.

*    Impact of Change in Short-term Interest Rate

     A one percent change in the short-term borrowing interest rate would have no effect on the Company's interest expense. The
Company has no projected short-term borrowings for the nine months ended December 31, 2000.

*    Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the Federal Energy Regulatory Commission (FERC) to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, an increasing number of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company and its parent, Allegheny Energy, have been advocates of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields. Legislation before the U.S. Congress to restructure the nation's electric utility industry cleared an important hurdle on October 28, 1999, when a House Commerce Committee subcommittee gave its approval to a bill. The bill will now move on to the full Commerce Committee.

In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. The five states in which the Company and its affiliates serve customers are at various stages of implementation or investigation of programs that allow customers to choose their electric supplier. Pennsylvania is furthest along with a retail program in place. Maryland has approved a deregulation plan for The Potomac Edison Company (Potomac Edison) which will begin July 1, 2000. West Virginia passed legislation approving a deregulation plan for Potomac Edison and Monongahela Power Company (Monongahela Power) which is expected to be implemented in mid-2001. Ohio and Virginia have passed legislation to adopt customer choice which requires further action by the regulatory agencies in those states regarding specific deregulation plans for the Company's' affiliates.

Activities at the Federal Level

Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for Allegheny Energy unless certain outmoded and anti-competitive laws, specifically the Public Utility
Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. Allegheny Energy continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Allegheny Energy priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Consensus remains elusive, with significant hurdles remaining in both houses of Congress. It is uncertain whether momentum on the issue will result in legislation in 2000.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. However, for the Company, less than 12,500 of its 680,500 Pennsylvania customers have chosen an alternate energy supplier. The Company has retained about 98% of its Pennsylvania customers through April 1, 2000. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.

     The status of electric energy competition in Ohio, West
Virginia, Virginia, and Maryland in which affiliates of the Company serve are as follows:

Ohio Activities

     On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Public
Utilities Commission of Ohio (Ohio PUC). On January 3, 2000, Monongahela Power filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million. The Ohio PUC is expected to hold hearings on Monongahela Power's transition plan filing and issue a decision by October 2000. Rulemaking proceedings to implement customer choice are ongoing at the Ohio PUC.

West Virginia Activities

     In March 1998, legislation was passed by the West Virginia
Legislature that directed the W.Va. PSC to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January
1, 2001. Generation would be deregulated and electricity rates initially would be reduced for large commercial and industrial customers and then frozen for all customers for four years with power supply rates gradually transitioning to market rates over the next six years. Other highlights of the plan include the ability to transfer generation assets, the transfer of control of transmission to a regional transmission organization by 2003, a utility-funded rate stabilization deferral mechanism to offset residential and small commercial rates in later years, a wires charge for customers who shop, and a systems benefit charge to assist low income customers and displaced employees in utility and related industries. The plan was endorsed by virtually all of the interested parties, including Monongahela Power and Potomac Edison. On March 11,
2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan.
The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature.
Monongahela Power and Potomac Edison expect that implementation of the deregulation plan will occur in mid-2001. The W. Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year.

Virginia Activities

     On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Restructuring Act was amended during the 2000 General Assembly legislative session. In addition to a number of clarifying and technical changes, the amendments direct the State Corporation Commission to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax. Legislation was also adopted in 2000 governing the ability of rural electric cooperatives to engage in competitive businesses, including certain restrictions on the competitive sale of electricity by cooperatives and their affiliates.

     Various rulemaking proceedings to implement customer choice are ongoing before the State Corporation Commission.

Maryland Activities

     On September 23, 1999, a settlement agreement between Potomac Edison, the Staff of the Maryland Public Service Commission (Maryland PSC), and other parties working to implement customer choice and deregulation of electric generation for Potomac Edison in Maryland was filed with the Maryland PSC. On December 23, 1999, the Maryland PSC approved the settlement agreement, which provides nearly all of Potomac Edison's 211,000 Maryland customers with the ability to choose an electric generation supplier starting July 1, 2000. Potomac Edison filed an application on December 15, 1999, to transfer its Maryland generating assets at book value to an affiliate in accordance with Section 7-508 of the Electric Customer Choice and Competition Act of 1999. A Maryland PSC decision approving the transfer of the generating assets is expected prior to July 1, 2000.

            WEST PENN POWER COMPANY AND SUBSIDIARIES

            Part II - Other Information to Form 10-Q
                for Quarter Ended March 31, 2000


ITEM 1. LEGAL PROCEEDINGS

     As previously reported, on December 17, 1999, AES/Beaver Valley, Inc., (AES/BV) filed a demand for arbitration with the American Arbitration Association. AES/BV requested a declaratory judgment that the Electric Energy Purchase Agreement (EEPA) approved by the Pennsylvania Public Utility Commission in 1986 continues to govern the transaction between the Company and AES/BV for the sale of up to 125 megawatt-hours (MWh) per hour of power as set forth in the EEPA, even if AES/BV's proposed improvements to the plant to comply with the more rigorous NOx standards result in an increase in the amount of energy the plant produces annually. AES/BV also requested an award of its attorneys fees and costs.

     On April 4, 2000, an arbitrator granted the declaratory judgment request of AES/BV but denied its request for attorneys fees and costs.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

    1. (a) Date and Kind of Meeting:

           The annual meeting of shareholders was held at Greensburg, Pennsylvania, on April 19, 2000. No proxies were solicited.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:
           (27)  Financial Data Schedule

      (b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2000.


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

May 15, 2000