Form 10-Q
period 2000-06-30
WEST PENN POWER CO
filed 2000-08-14
CIK 105839

                            FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549





           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended June 30, 2000


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

     At August 14, 2000, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

               WEST PENN POWER COMPANY AND SUBSIDIARIES

               Form 10-Q for Quarter Ended June 30, 2000



                                 Index


                                                                  Page
                                                                   No.

PART I--FINANCIAL INFORMATION:

  Consolidated Statement of Income -
    Three and six months ended June 30, 2000 and 1999               3


  Consolidated Balance Sheet - June 30, 2000
    and December 31, 1999                                           4


  Consolidated Statement of Cash Flows -
    Six months ended June 30, 2000 and 1999                         5


  Notes to Consolidated Financial Statements                      6-9


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         10-20



PART II--OTHER INFORMATION                                         21

                                 WEST PENN POWER COMPANY AND SUBSIDIARIES
                                     Consolidated Statement of Income
                                          (Thousands of Dollars)



                                                        Three Months Ended       Six Months Ended
                                                              June 30                 June 30
                                                       2000           1999        2000        1999

OPERATING REVENUES:
    Regulated operations                          $   250,563    $   229,507    $508,107    $481,515
    Unregulated generation                              -             97,762        -        163,484
               Total Operating Revenues               250,563        327,269     508,107     644,999

OPERATING EXPENSES:
  Operation:
     Fuel                                               -             54,880         176     115,893
     Purchased power and exchanges, net               127,477         83,704     267,404     130,532
     Other                                             28,999         42,423      59,235      87,301
  Maintenance                                           8,711         23,905      17,855      48,618
  Depreciation and amortization                        14,942         31,215      30,533      62,903
  Taxes other than income taxes                         8,404         23,099      21,025      43,872
  Federal and state income taxes                       17,653         20,954      31,455      50,117
               Total Operating Expenses               206,186        280,180     427,683     539,236
               Operating Income                        44,377         47,089      80,424     105,763

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                             58             22         114          85
   Other income, net                                    6,272          2,476       6,638       4,637
               Total Other Income and Deductions        6,330          2,498       6,752       4,722

               Income Before Interest Charges          50,707         49,587      87,176     110,485

INTEREST CHARGES:
   Interest on long-term debt                          16,569         15,455      32,480      30,563
   Other interest                                         743          1,271       1,446       2,227
   Allowance for borrowed funds used during
      construction and interest capitalized              (194)          (788)       (392)     (1,453)

               Total Interest Charges                  17,118         15,938      33,534      31,337



CONSOLIDATED NET INCOME                           $    33,589    $    33,649    $ 53,642    $ 79,148




See accompanying notes to consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.

                             WEST PENN POWER COMPANY AND SUBSIDIARIES
                                    Consolidated Balance Sheet
                                      (Thousands of Dollars)



                                                                   June 30,     December 31,
ASSETS:                                                              2000           1999
   Property, Plant, and Equipment:
        Utility plant                                           $  1,575,066   $  1,537,962
        Nonutility plant                                              14,071         14,072
        Construction work in progress                                 33,393         45,450
                                                                   1,622,530      1,597,484
        Accumulated depreciation                                    (525,786)      (506,416)
                                                                   1,096,744      1,091,068

   Investments and Other Assets                                          516            525

   Current Assets:
        Cash and temporary cash investments                            7,067         19,288
        Accounts receivable:
            Electric service                                         137,058        132,691
            Affiliated and other                                      14,730         16,299
            Allowance for uncollectible accounts                     (17,118)       (16,077)
        Notes receivable from affiliates                              56,550         80,800
        Materials and supplies - at average cost:
            Operating and construction                                17,825         16,200
        Deferred income taxes                                         -              15,571
        Prepaid taxes                                                 19,240          1,628
        Regulatory assets                                             22,934         23,957
        Other                                                          1,878          1,531
                                                                     260,164        291,888
   Deferred Charges:
        Regulatory assets                                            456,245        467,982
        Unamortized loss on reacquired debt                            3,395          3,621
        Other                                                          7,586          9,681
                                                                     467,226        481,284

              Total Assets                                      $  1,824,650   $  1,864,765

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                            $     65,842   $     70,021
        Other paid-in capital                                          6,330         -
        Retained earnings                                             63,279          9,637
                                                                     135,451         79,658
        Long-term debt and QUIDS                                     936,090        966,026
                                                                   1,071,541      1,045,684
   Current Liabilities:
        Long-term debt due within one year                            60,083         49,734
        Accounts payable                                              37,450         55,267
        Accounts payable to affiliates                                66,043         97,847
        Taxes accrued:
            Federal and state income                                   9,221          5,276
            Other                                                      1,200         10,674
        Interest accrued                                               5,043         10,017
        Deferred income taxes                                         12,651         -
        Adverse power purchase commitments                            25,246         24,895
        Other                                                          3,530          5,925
                                                                     220,467        259,635
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                 21,373         21,847
        Deferred income taxes                                        197,062        211,369
        Regulatory liabilities                                        14,797         15,126
        Adverse power purchase commitments                           290,757        303,935
        Other                                                          8,653          7,169
                                                                     532,642        559,446

              Total Capitalization and Liabilities              $  1,824,650   $  1,864,765



See accompanying notes to consolidated financial statements.



Certain amounts have been reclassified for comparative purposes

                                      WEST PENN POWER COMPANY
                                Consolidated Statement of Cash Flows
                                       (Thousands of Dollars)



                                                                                   Six Months Ended
                                                                                       June 30

                                                                                  2000         1999
CASH FLOWS FROM OPERATIONS:
        Consolidated net income                                               $   53,642   $   79,148
        Depreciation and amortization                                             30,533       62,903
        Amortization of adverse purchase power contract                           (6,275)     (15,016)
        Deferred investment credit and income taxes, net                           4,881       16,303
        Unconsolidated subsidiaries' dividends in excess of earnings                  10        2,590
        Allowance for other than borrowed funds used
               during construction                                                  (114)         (85)
        Changes in certain assets and liabilities:
                  Accounts receivable, net                                        (1,757)     (59,383)
                  Materials and supplies                                          (1,625)      (8,099)
                  Prepaid taxes                                                  (17,612)      (9,118)
                  Accounts payable                                               (49,621)      48,932
                  Restructuring settlement rate refund                             -          (12,825)
        Other, net                                                                  (919)       5,039
                                                                                  11,143      110,389

CASH FLOWS FROM INVESTING:
        Regulated operations construction expenditures (less allowance for
             other than borrowed funds used during construction)                 (30,858)     (38,372)
        Unregulated generation construction expenditures                           -           (7,403)
                                                                                 (30,858)     (45,775)


CASH FLOWS FROM FINANCING:
        Issuance of long-term debt                                                 -           97,830
        Retirement of long-term debt                                             (19,655)     (51,714)
        Funds on deposit with trustees and restricted funds                        2,899      (11,844)
        Short-term debt, net                                                       -          (55,766)
        Notes payable to affiliates                                                -           20,100
        Notes receivable from affiliates                                          24,250        -
        Dividends on capital stock:
            Preferred stock                                                        -           (1,596)
            Common stock                                                           -          (57,006)
                                                                                   7,494      (59,996)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                (12,221)       4,618
Cash and temporary cash investments at January 1                                  19,288        4,523
Cash and temporary cash investments at June 30                                $    7,067   $    9,141


SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for:
               Interest (net of amount capitalized)                              $28,761      $30,997
               Income taxes                                                       26,986       17,098



See accompanying notes to consolidated financial statements.
Certain amounts have been reclassified for comparative purposes.

               WEST PENN POWER COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


1. West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1999 consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

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

    Following is a summary of income statement information for AGC for the three and six months ended June 30, 1999:
                                Three Months Ended      Six Months Ended
                                   June 30, 1999          June 30, 1999
                                         (Thousands of Dollars)

    Electric operating revenues          $17,810                  $35,667

    Operation and maintenance expense      1,304                    2,915
    Depreciation                           4,245                    8,490
    Taxes other than income taxes          1,129                    2,261
    Federal income taxes                   2,546                    4,960
    Interest charges                       3,285                    6,688
    Other income, net                         (1)                      (2)
      Net income                         $ 5,302                  $10,355

    Because of the transfer of the Company's ownership interest in AGC to Allegheny Energy Supply, the Company had no share of the earnings of AGC in the second quarter and six months ended June 30, 2000. The Company's share of the equity in earnings was $2.4 million and $4.7 million for the three months and six months ended June 30, 1999, respectively, and is included in other income, net, on the Company's Consolidated Statement of Income.

4. The Consolidated Balance Sheet includes the amounts listed below for generation assets not subject to the Financial
    Accounting Standards Board's (FASB) Statement of Financial
    Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

                                                June        December
                                                2000          1999
                                               (Millions of Dollars)
      Property, plant and equipment at
        original cost                              $ 9.1       $ 9.1
      Amounts under construction included above        -           -
      Accumulated depreciation                      (1.1)       (1.1)

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

      The Company paid a liquidating dividend to Allegheny Energy, Inc. for its ownership interest in Allegheny Energy Supply. The Company no longer has any ownership interest in generating assets or contractual rights to generating capacity other than those arising under the Public Utility Regulatory Policies Act of 1978. The effect of this liquidating dividend was to reduce the Company's common equity by $691.4 million.

      An adjustment of $4.2 million to the initial amount transferred in 1999 was recorded in the first quarter of 2000 based on a determination of the final book value of the generation related assets and liabilities and reduced the Company's common stock from $70.0 million at December 31, 1999 to $65.8 million at June 30, 2000.

6. The Company's principal operating segments are regulated operations and unregulated generation. Prior to the second quarter of 2000, the Company reported operating segments consisting of utility and nonutility operations. The Company's regulated operations segment operates electric transmission and distributions systems. Unregulated generation during 1999 consisted primarily of costs and revenues associated with the two-thirds of generating capacity deregulated effective January 1, 1999 under the Customer Choice Act in Pennsylvania.

     Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions, which are eliminated in the Company's consolidated financial statements.

                                   Three Months Ended      Six Months Ended
                                        June 30                 June 30
                                    2000        1999          2000     1999
                                              (Thousands of Dollars)
     Operating Revenues:
       Regulated operations        $250,563  $241,569      $508,107  $495,353
       Unregulated generation                 177,029                 312,926
       Eliminations                           (91,329)               (163,280)
     Depreciation and amortization:
       Regulated operations          14,942    18,566        30,533    36,902
       Unregulated generation                  12,649                  26,001
     Federal and State Income Taxes:
       Regulated operations          17,653    15,862        31,455    33,674
       Unregulated generation                   5,092                  16,443
     Operating Income:
       Regulated operations          44,377    37,302        80,424    74,484
       Unregulated generation                   9,787                  31,279
     Interest Charges:
       Regulated operations          17,118     9,830        33,534    19,443
       Unregulated generation                   6,108                  11,894
     Consolidated Net Income:
       Regulated operations          33,589    30,004        53,642    59,791
       Unregulated generation                   3,645                  19,357
     Capital Expenditures:
       Regulated operations          16,325    23,044        30,972    38,457
       Unregulated generation                   6,148                   7,403

                                                    June 30     December 31
                                                     2000           1999
     Identifiable Assets:
       Regulated operations                         $1,824,650     $1,864,746
       Unregulated generation                                              19

7. All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935. Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the second quarter of 2000 and 1999 were $34.3 million and $53.1 million, respectively. The total billings by AESC (including capital) to the Company for each of the six months ended June 30, 2000 and 1999 were $67.1 million and $100.4 million, respectively.

8. The 1998 Pennsylvania Public Utility Commission (Pennsylvania PUC) order for restructuring authorized recognition of an additional Competitive Transition Charge (CTC) regulatory asset
     (Additional CTC

     Regulatory Asset) to reduce the adverse effects, if any, that competition will have on the Company during the years 1999 to 2002. No Additional CTC Regulatory Asset was recorded by the Company as of June 30, 2000.

9.   A Securities and Exchange Commission announcement at the
     March 16, 2000 Emerging Issues Task Force (EITC) meeting requires companies to disclose their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. For the Company, maintenance expenses represent costs incurred to maintain the transmission and distribution (T&D) system and general plant and reflect routine maintenance of equipment and right-of-way, as well as planned major repairs and unplanned expenditures, primarily from periodic storm damage on the T&D system. Maintenance costs are expensed in the year incurred. T&D right-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. T&D right-of-way vegetation control accruals are not intended to accrue for future years' costs.

10. The pollution control notes related to the energy supply assets transferred to Allegheny Energy Supply are included as debt in the Company's financial statements because the Company is a co-obligor for the debt. The Company accrues interest expense on the pollution control notes but Allegheny Energy Supply is responsible for the payment of pollution control notes interest and principal. Allegheny Energy Supply's payment of interest is reflected in the Company's financial statements as a reduction in interest accrued and an increase in other paid-in capital.

             WEST PENN POWER COMPANY AND SUBSIDIARIES

    Management's Discussion and Analysis of Financial Condition
                        And Results of Operations



  COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000
      WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999


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


Unregulated Generating Affiliate

     During 1999, Allegheny Energy, Inc. (Allegheny Energy) obtained the necessary regulatory approvals to form an unregulated generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). On November 18, 1999, the Company transferred its generating capacity, which totaled 3,778 megawatts
(MW), to Allegheny Energy Supply at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case. The Company continued to be responsible for providing generation to meet the regulated electric load of its retail customers who did not have the right to choose their generation supplier until January 2, 2000. On January 2, 2000, the final one-third of the Company's regulated customers were permitted to choose an alternate generation supplier.

Toxics Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. Packets of information about the Company's Parent, Allegheny Energy, Inc., releases were provided to the media in the Parent company's area and posted on the Parent Company's web site. The Parent Company filed its 1999 TRI report with the Environmental Protection Agency prior to the July 1, 2000 deadline date, reporting 27.5 million pounds of total releases for calendar year 1999.


Review of Operations


EARNINGS SUMMARY

     Consolidated net income for the second quarter and the first six months of 2000 was $33.6 and $53.6 million, respectively, compared with $33.6 and $79.1 million, respectively, for the corresponding 1999 periods. Consolidated net income for each of the 2000 periods was affected by the settlement agreement in Pennsylvania which permitted the Company to transfer its 3,778 megawatts (MW) of generating capacity at book value to Allegheny Energy Supply, an unregulated wholly owned subsidiary of Allegheny Energy, the Company's Parent. As a result of the transfer, the Company no longer has generation available for sale. The Company's energy delivery or wires business will continue to be an important part of the Company's business. Current earnings are supported by the beneficial effects of transition cost recovery as authorized in the Company's Pennsylvania restructuring settlement.

     Consolidated net income for the second quarter of 2000 remained about the same as the second quarter of 1999. Favorable income items related to lower Pennsylvania capital stock taxes, a litigation settlement, and a reduction in provision for uninsured claims in the second quarter of 2000 helped to offset a reduction in consolidated net income as a result of the transfer of generating assets.

     Consolidated net income for the first six months of 2000 decreased due to the transfer of generating assets to Allegheny
Energy Supply as discussed above.

SALES AND REVENUES

     Total operating revenues for the second quarter and first six months of 2000 and 1999 were as follows:

                                     Three Months Ended        Six Months Ended
                                          June 30                   June 30

                                       2000       1999         2000        1999
                                                (Millions of Dollars)
Operating revenues:
  Regulated operations:
    Regulated                         $235.3    $224.8       $477.1      $464.6
    Choice                               9.6       9.1         20.4        15.9
    Bulk power                             -       2.4           .2         3.5
    Transmission and
     other energy services               5.7       5.3         10.4        11.4
      Total regulated operations       250.6     241.6        508.1       495.4
  Unregulated generation revenues          -     177.0            -       312.9
  Elimination between regulated
    operations and unregulated
    generation                             -     (91.3)           -      (163.3)
      Total operating revenues        $250.6    $327.3       $508.1      $645.0


     Regulated revenues include revenues from all the Company's customers eligible to choose an alternate energy supplier but electing not to do so. Regulated operations choice revenues represent transmission and distribution revenues from the Company's franchised customers (customers in the Company's distribution territory) who chose another supplier to provide their energy needs. Pennsylvania deregulation gave the Company's regulated customers the ability to choose another energy supplier. In 2000 all of the Company's regulated customers had the ability to choose, and in the first six months of 1999, two-thirds of the Company's customers had the ability to choose. At June 30, 2000, less than 2% of the Company's customers have chosen alternate energy suppliers.

     As a result of the transfer of the Company's generation to Allegheny Energy Supply, an unregulated affiliate, revenues from regulated operations bulk power sales and unregulated generation sales have decreased due to the Company no longer having generation available for sale.

     The 1999 eliminations between regulated operations and unregulated generation revenues are necessary to remove the effect of affiliated revenues.

OPERATING EXPENSES

     Fuel expenses for the second quarter and first six months of 2000 and 1999 were as follows:

Fuel Expenses

                                  Three Months Ended         Six Months Ended
                                       June 30                    June 30

                                    2000       1999           2000       1999
                                            (Millions of Dollars)

Regulated operations                $   -     $16.8            $.2      $36.3
Unregulated generation                  -      38.1              -       79.6
  Total fuel expenses               $   -     $54.9            $.2     $115.9

     Total fuel expenses for the second quarter and six months ended June 30, 2000 decreased due to the transfer of the Company's generating capacity to Allegheny Energy Supply.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies, and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and prior to November 18, 1999 capacity charges paid to Allegheny Generating Company (AGC).

Purchased Power and Exchanges, Net
                                       Three Months Ended    Six Months Ended
                                            June 30               June 30
                                       2000       1999        2000       1999
                                                (Millions of Dollars)
Regulated operations:
  Purchased power:
    From PURPA generation*              $ 11.0    $ 9.4       $ 21.0      $18.9
    Other                                114.7      2.3        242.4       17.0
  Power exchanges, net                       -     (1.4)         1.5        1.1
  AGC capacity charges                       -      3.2            -        6.4
  Energy and spinning reserve charges      1.8       .9          2.5        2.1
    Total regulated operations
      purchased power                    127.5     14.4        267.4       45.5
Unregulated generation purchased power       -     79.8            -       98.5
Elimination                                  -    (10.5)           -      (13.5)
    Purchased power and exchanges, net  $127.5    $83.7       $267.4     $130.5

*PURPA cost (cents per kWh)                4.9      4.4          4.7        4.4

     The increases in other utility operations purchased power in the second quarter and six months ended June 30, 2000 were due primarily to the Company's purchase of power from Allegheny Energy Supply in order to provide energy to its customers eligible to choose an alternate supplier, but electing not to do so. The generation previously available to serve those customers has been freed up by the Customer Choice Act in Pennsylvania and has been transferred by the Company to Allegheny Energy Supply.

     AGC capacity charges and unregulated generation purchased power decreased due to the transfer of the Company's generation, including its ownership interest in AGC, to Allegheny Energy Supply on November 18, 1999.

     The 1999 eliminations between regulated operations purchased power and unregulated generation purchased power is necessary to remove the effect of affiliated purchased power expenses.

     Other operation expenses for the second quarter and six months ended June 30, 2000 and 1999 were as follows:

Other Operation Expenses

                                  Three MonthsEnded       Six Months Ended
                                        June 30                 June 30
                                   2000         1999         2000     1999
                                              (Millions of Dollars)

Regulated operations              $29.0        $29.3        $59.2    $63.2
Unregulated generation                -         15.1            -     28.7
Elimination                           -         (2.0)           -     (4.6)

  Total other operation expenses  $29.0        $42.4        $59.2    $87.3

     The decreases in total other operation expenses for the second quarter and six months ended June 30, 2000, were primarily due to the transfer of the Company's generation to Allegheny Energy Supply.

     The 1999 eliminations between regulated operations and unregulated generation operation expenses are necessary to remove the effect of affiliated transmission purchases.

     Maintenance expenses for the second quarter and six months ended June 30, 2000 and 1999 were as follows:

Maintenance Expenses

                                    Three Months Ended       Six Months Ended
                                          June 30                June 30

                                     2000         1999       2000       1999
                                              (Millions of Dollars)

Regulated operations                 $8.7        $14.2      $17.9      $29.4
Unregulated generation                  -          9.7          -       19.2
  Total maintenance expenses         $8.7        $23.9      $17.9      $48.6

     The decreases in total maintenance expenses of $15.2 million and $30.7 million for the second quarter and six months ended June 30, 2000, respectively, were primarily due to the transfer of the Company's generation to Allegheny Energy Supply. In 1999, maintenance expenses represented costs incurred to maintain the power stations, the transmission and distribution (T&D) system, and general plant, and reflected routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Current and future maintenance expenses will be to support the Company's delivery or wires business.

     Depreciation and amortization expenses for the second quarter and the first six months of 2000 and 1999 were as follows:

Depreciation and Amortization Expenses


                                       Three Months Ended      Six Months Ended
                                             June 30                June 30

                                        2000         1999      2000        1999
                                                  (Millions of Dollars)

Regulated operations                   $14.9        $18.6      $30.5      $36.9
Unregulated generation                     -         12.6          -       26.0
  Total depreciation and
   amortization expenses               $14.9        $31.2      $30.5      $62.9


     Total depreciation and amortization expenses in the second quarter and first six months of 2000 decreased $16.3 million and $32.4 million, respectively, primarily due to the transfer of generation assets to Allegheny Energy Supply.

     Taxes other than income taxes for the second quarter and first six months of 2000 and 1999 were as follows:

Taxes Other Than Income Taxes

                                  Three Months Ended          Six Months Ended
                                        June 30                    June 30

                                   2000       1999             2000       1999
                                             (Millions of Dollars)

Regulated operations               $8.4      $16.2            $21.0      $30.6
Unregulated generation                -        6.9                -       13.3
  Total taxes other than income
    taxes                          $8.4      $23.1            $21.0      $43.9


     Total taxes other than income taxes decreased $14.7 million and $22.9 million in the second quarter and the first six months of 2000, respectively, due primarily to the transfer of West Virginia Business and Occupation taxes, certain property taxes, and capital stock and franchise taxes to Allegheny Energy Supply.

     The second quarter and the first six months of 2000 decreases in federal and state income taxes of $3.3 million and $18.7 million, respectively, were due to reduced taxable income.

     Other income, net in the second quarter and the first six months of 2000 increased $3.8 million and $2.0 million, respectively. The second quarter increase was primarily due to increased interest income and a litigation settlement. The increase in other income for the six months ended June 2000 increase was due to increased interest income and a litigation settlement, offset in part by a loss on disposition of property.

     Interest on long-term debt and other interest for the second quarter and first six months of 2000 and 1999 were as follows:

Interest Expense

                                      Three Months Ended   Six Months Ended
                                            June 30               June 30
                                       2000         1999    2000       1999
                                               (Millions of Dollars)
Interest on long-term debt:
  Regulated operations                  $16.6       $10.0   $32.5     $19.6
  Unregulated generation                    -         5.5        -     11.0
   Total interest on long-term debt      16.6        15.5    32.5      30.6
Other interest:
  Regulated operations                     .7          .4     1.4        .8
  Unregulated generation                    -          .8       -       1.4
   Total other interest expense            .7         1.2     1.4       2.2
      Total                             $17.3       $16.7   $33.9     $32.8


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

     Allowance for borrowed funds used during construction and interest capitalized decreased $.6 million and $1.1 million in the second quarter and first six months of 2000, respectively, due primarily to the transfer of generation and generation related construction activity to Allegheny Energy Supply.

Financial Condition and Requirements

     The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the following information.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

Financings

     In the first six months of 2000, the Company redeemed $19.7 million of class A-1 6.32% transition bonds.

Impact of Change in Short-term Interest Rate

     A one percent change in the short-term borrowing interest rate would have no effect on the Company's interest expense. The Company has no projected short-term borrowings for the six months ended December 31, 2000.

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the Federal Energy Regulatory Commission to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems.

     Since 1992, the wholesale electricity market has become more competitive as companies are engaging in nationwide power trading. In addition, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier. The Company continues to be an advocate of federal legislation to create competition in the retail electricity markets to avoid regional dislocations and ensure level playing fields.

     In the absence of federal legislation, state-by-state implementation of deregulation of electric generation is under way. Allegheny Energy is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of the states the Operating Subsidiaries (The Company, Monongahela Power, and Potomac Edison) serve. Pennsylvania and Maryland have retail choice programs in place, while Virginia, Ohio, and West Virginia are in the process of developing rules to implement choice over the next two years.

Activities at the Federal Level

     Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for Allegheny Energy unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. Allegheny Energy continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a date certain for customer choice, several key provisions favored by the Company are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Allegheny Energy priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to the August recess. While it is too early to tell whether initial momentum on the issue will result in legislation this year, the upcoming presidential elections in November pose a significant hurdle.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state s
o far. The Company has retained about 98% of its Pennsylvania customers as of June 30, 2000. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.

     The status of electric energy competition in Ohio, West Virginia, Virginia, and Maryland in which affiliates of the Company serve are as follows:

Ohio Activities

     On June 22, 1999, the Ohio General Assembly passed legislation to restructure its electric utility industry. Governor Taft added his signature soon thereafter, and all of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Total electric rates will be frozen over that period, and residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio PUC. On January 3, 2000, The Company's affiliate, Monongahela Power, filed a transition plan with the Ohio PUC, including its claim for recovery of stranded costs of $21.3 million.

     The Company's affiliate, Monongahela Power, reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 28,000 Ohio customers. The stipulation was filed with the Public Utilities Commission of Ohio (Ohio PUC) on June 22, 2000. The following are the highlights of the agreement:

* Monongahela Power will be permitted to transfer approximately 325 megawatts (MW) of Ohio jurisdictional generating assets to a non-regulated affiliate at book value on January 1, 2001.

* Residential customers will receive a five-percent reduction in the generation portion of their electric bills during a five-year market development period beginning on January 1, 2001. The rates will be frozen for five years.

* Monongahela Power's, existing, low generation rates will be frozen for a maximum of three years for large industrial and commercial customers.

* Monongahela Power will collect a regulatory asset transition charge through the respective market development periods.

*  Monongahela Power's, unregulated affiliate Allegheny Energy
   Supply, will be permitted to offer competitive generation service throughout Ohio.

* All additional taxes resulting from competitive legislation will be deferred for up to two years.

*  Monongahela Power will participate with the Ohio PUC and Ohio
   Consumer's Counsel in a statewide consumer education campaign supplemented by a local education effort.

     Monongahela Power anticipates the Ohio PUC's approval during the third quarter of 2000.

West Virginia Activities

     In March 1998, legislation was passed by the West Virginia Legislature that directed the Public Service Commission of West Virginia (W. Va. PSC) to meet with all interested parties to develop a restructuring plan which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. Generation would be deregulated and electricity rates initially would be reduced for large commercial and industrial customers and then frozen for all customers for four years, with power supply rates gradually transitioning to market rates over the next six years. Other highlights of the plan include the ability to transfer generation assets, the transfer of control of transmission to a regional transmission organization by 2003, a utility-funded rate stabilization deferral mechanism to offset residential and small commercial rates in later years, a wires charge for customers who shop, and a systems benefit charge to assist low income customers and displaced employees in utility and related industries. The plan was endorsed by virtually all of the interested parties, including The Company's affiliates, Monongahela Power and Potomac Edison. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. It is expected that implementation of the deregulation plan will occur in mid-2001 if the Legislature approves the necessary tax law changes. The W. Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year. The W. Va. PSC approved the Company's affiliates, Potomac Edison and Monongahela Power, request to transfer generating assets to Allegheny Energy Supply by July 1, 2000 and the start of competition, respectively. In accordance with the restructuring agreement the Company's affiliates implemented a commercial and industrial rate reduction program on July 1, 2000. The
W. Va. PSC is expected to rule on the July 12, 2000 unbundled tariffs filing before year end.

Virginia Activities

     On March 25, 1999, Governor Gilmore signed the Virginia Electric Utility Restructuring Act (Restructuring Act) passed by the Virginia General Assembly. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004. The Restructuring Act was amended during the 2000 General Assembly legislative session. In addition to a number of clarifying and technical changes, the amendments direct the Virginia State Corporation Commission (Virginia SSC) to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax. Legislation was also adopted in 2000 governing the ability of rural electric cooperatives to engage in competitive businesses, including certain restrictions on the competitive sale of electricity by cooperatives and their affiliates.

     On May 25, 2000, the Company's affiliate, Potomac Edison filed Phase I of its functional separation plan with the Virginia SCC, requesting approval to transfer ownership, at book value, of its generation facilities with the exception of the Virginia hydro stations and the Riverton power plant property to Allegheny Energy Supply as of July 1, 2000. On July 11, 2000, the Virginia SCC issued an order approving Potomac Edison's separation plan permitting the transfers of the Company's generating assets and the following provisions of the Phase I application.

* Agreement to reduce Virginia jurisdictional base rate revenues by $1 million, effective July 1, 2000.

* Agreement not to file an application for a base rate increase prior to January 1, 2001.

* Agreement to operate and maintain its distribution system in Virginia at or above historic levels of service quality and reliability.

* Agreement during default service period to contract for generation services to be provided to customers at the same costs that it would incur to serve customers from the units it now owns.

* A proposal to terminate the fuel factor mechanism and instead recover fuel costs through base rates.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.


Maryland Activities

     On June 7, 2000, the Maryland Public Service Commission (PSC) approved the transfer of the generating assets of The Company's affiliate, Potomac Edison, to its unregulated affiliate, Allegheny Energy Supply. The transfer of 2,100 MW was made on August 1, 2000.

     State utility commissions in Maryland, West Virginia, and Virginia approved the transfer of these assets as part of deregulation proceedings in those states. The Federal Energy Regulatory Commission and the Securities and Exchange Commission also approved the transfer.

     Maryland customers of The Company's affiliate, Potomac Edison, had the right to choose an alternative electric provider on July 1, 2000, although the Commission has not yet finalized all of the rules that will govern customer choice in the state. To date, no customers have switched in Potomac Edison's service territory. On July 1, 2000, the Commission issued a restrictive order on affiliated transactions and codes of conduct, which the Company plans to file an appeal in court. The Commission is developing rules on emissions disclosure and is also examining whether and how to require renewable portfolio standards for retail suppliers in the state.

               WEST PENN POWER COMPANY AND SUBSIDIARIES

               Part II - Other Information to Form 10-Q
                       for Quarter Ended June 30, 2000     .


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:
          (27)  Financial Data Schedule

(b) No reports on Form 8-K were filed on behalf of the Company for the quarter ended June 30, 2000.


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

August 14, 2000