Form 10-Q
period 2000-09-30
WEST PENN POWER CO
filed 2000-11-14
CIK 105839

                              FORM 10-Q



                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549




             Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934



For Quarter Ended September 30, 2000


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

     At November 14, 2000, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

              WEST PENN POWER COMPANY AND SUBSIDIARIES

           Form 10-Q for Quarter Ended September 30, 2000





                                Index






PART I-FINANCIAL INFORMATION:                                    Page
                                                                  No.

Consolidated Statement of Operations -                              3
  Three and nine months ended September 30, 2000 and 1999

Consolidated Balance Sheet - September 30, 2000                     4
 and December 31, 1999

Consolidated Statement of Cash Flows -                              5
  Nine months ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements                        6-9

Management's Discussion and Analysis of Financial               10-20
  Condition and Results of Operations

PART II-OTHER INFORMATION                                          21

                                 WEST PENN POWER COMPANY AND SUBSIDIARIES
                                   Consolidated Statement of Operations
                                          (Thousands of Dollars)



                                                            Unaudited                  Unaudited
                                                        Three Months Ended         Nine Months Ended
                                                          September 30                September 30
                                                       2000           1999         2000        1999

OPERATING REVENUES:
    Regulated operations                          $   266,528    $   249,062    $774,635    $ 730,577
    Unregulated generation                              -            146,600        -         310,084
               Total Operating Revenues               266,528        395,662     774,635     1,040,661

OPERATING EXPENSES:
  Operation:
     Fuel                                               -             62,962         176      178,855
     Purchased power and exchanges, net               141,644        156,415     409,048      286,947
     Other                                             29,277         45,620      88,512      132,921
  Maintenance                                           9,432         23,111      27,287       71,729
  Depreciation and amortization                        15,063         31,239      45,596       94,142
  Taxes other than income taxes                        12,091         19,611      33,116       63,483
  Federal and state income taxes                       16,102         14,409      47,557       64,526
               Total Operating Expenses               223,609        353,367     651,292      892,603
               Operating Income                        42,919         42,295     123,343      148,058

OTHER INCOME AND DEDUCTIONS:
   Allowance for other than borrowed funds
      used during construction                            (11)            41         103          126
   Other income, net                                    3,735          3,934      10,373        8,571
               Total Other Income and Deductions        3,724          3,975      10,476        8,697

               Income Before Interest Charges          46,643         46,270     133,819      156,755

INTEREST CHARGES:
   Interest on long-term debt                          15,942         13,605      48,422       44,168
   Other interest                                         764          2,064       2,210        4,291
   Allowance for borrowed funds used during
      construction and interest capitalized               (35)          (906)       (427)      (2,359)

               Total Interest Charges                  16,671         14,763      50,205       46,100


CONSOLIDATED NET INCOME                           $    29,972    $    31,507    $ 83,614    $ 110,655



See accompanying notes to consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.

                            WEST PENN POWER COMPANY AND SUBSIDIARIES
                                   Consolidated Balance Sheet
                                     (Thousands of Dollars)


                                                                   Unaudited       Audited
                                                                 September 30,  December 31,
ASSETS:                                                              2000           1999
   Property, Plant, and Equipment:
        Regulated operations                                    $  1,605,368   $  1,552,034
        Construction work in progress                                 25,345         45,450
                                                                   1,630,713      1,597,484
        Accumulated depreciation                                    (534,954)      (506,416)
                                                                   1,095,759      1,091,068

   Investments and Other Assets                                          475            525

   Current Assets:
        Cash and temporary cash investments                            3,402         19,288
        Accounts receivable:
            Electric service                                         134,459        132,691
            Affiliated and other                                      35,030         16,299
            Allowance for uncollectible accounts                     (17,357)       (16,077)
        Notes receivable from affiliates                              83,350         80,800
        Materials and supplies - at average cost:
            Operating and construction                                17,057         16,200
        Deferred income taxes                                         -              15,571
        Prepaid taxes                                                 -               1,628
        Regulatory assets                                             22,460         23,957
        Other                                                          9,612          1,531
                                                                     288,013        291,888
   Deferred Charges:
        Regulatory assets                                            469,236        467,982
        Unamortized loss on reacquired debt                            3,282          3,621
        Other                                                          7,996          9,681
                                                                     480,514        481,284

              Total Assets                                      $  1,864,761   $  1,864,765

CAPITALIZATION AND LIABILITIES:
   Capitalization:
        Common stock                                            $     65,842   $     70,021
        Other paid-in capital                                          9,775         -
        Retained earnings                                             93,251          9,637
                                                                     168,868         79,658
        Long-term debt and QUIDS                                     922,700        966,026
                                                                   1,091,568      1,045,684
   Current Liabilities:
        Long-term debt due within one year                            60,005         49,734
        Accounts payable                                              23,164         55,267
        Accounts payable to affiliates                                96,608         97,847
        Taxes accrued:
            Federal and state income                                  10,829          5,276
            Other                                                      1,074         10,674
        Interest accrued                                               6,788         10,017
        Deferred income taxes                                            620         -
        Adverse power purchase commitments                            25,246         24,895
        Other                                                          3,871          5,925
                                                                     228,205        259,635
   Deferred Credits and Other Liabilities:
        Unamortized investment credit                                 21,136         21,847
        Deferred income taxes                                        215,516        211,369
        Regulatory liabilities                                        14,633         15,126
        Adverse power purchase commitments                           284,344        303,935
        Other                                                          9,359          7,169
                                                                     544,988        559,446

              Total Capitalization and Liabilities              $  1,864,761   $  1,864,765




See accompanying notes to consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.

                                  WEST PENN POWER COMPANY AND SUBSIDIARIES
                                    Consolidated Statement of Cash Flows
                                           (Thousands of Dollars)


                                                                                      Unaudited
                                                                                  Nine Months Ended
                                                                                     September 30

                                                                                   2000         1999
CASH FLOWS FROM OPERATIONS:
        Consolidated net income                                               $   83,614   $  110,655
        Depreciation and amortization                                             45,596       94,142
        Amortization of adverse purchase power contract                          (19,240)     (35,379)
        Deferred investment credit and income taxes, net                          (1,096)      20,952
        Unconsolidated subsidiaries' dividends in excess of earnings                  51        3,735
        Allowance for other than borrowed funds used
               during construction                                                  (103)        (126)
        Changes in certain assets and liabilities:
                  Accounts receivable, net                                       (19,219)     (67,399)
                  Materials and supplies                                            (857)      (2,169)
                  Prepaid taxes                                                    1,628        4,910
                  Accounts payable                                               (33,342)      38,743
                  Taxes accrued                                                   (4,047)        (390)
                  Interest accrued                                                (3,229)      (4,799)
                  Restructuring settlement rate refund                                        (18,940)
        Other, net                                                                 5,214       (5,487)
                                                                                  54,970      138,448

CASH FLOWS FROM INVESTING:
        Regulated operations construction expenditures (less allowance for
             other than borrowed funds used during construction)                 (37,909)     (61,786)
        Unregulated generation construction expenditures                                      (18,913)
                                                                                 (37,909)     (80,699)


CASH FLOWS FROM FINANCING:
        Retirement of preferred stock                                                         (82,964)
        Issuance of long-term debt                                                             97,830
        Retirement of long-term debt                                             (33,177)     (99,031)
        Funds on deposit with trustees and restricted funds                        2,780                   -
        Short-term debt, net                                                                   76,121
        Notes payable to affiliates                                                            39,100
        Notes receivable from affiliates                                          (2,550)                  -
        Dividends on capital stock:
            Preferred stock                                                                    (1,600)
            Common stock                                                                      (83,804)
                                                                                 (32,947)     (54,348)


NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                (15,886)       3,401
Cash and temporary cash investments at January 1                                  19,288        4,523
Cash and temporary cash investments at September 30                           $    3,402   $    7,924


SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for:
               Interest (net of amount capitalized)                              $42,544      $49,870
               Income taxes                                                       39,442       30,608



See accompanying notes to consolidated financial statements.

Certain amounts have been reclassified for comparative purposes.

WEST PENN POWER COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

1.West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 1999 should be read with the accompanying consolidated financial statements and the following notes. With the exception of the December 31, 1999 consolidated balance sheet in the aforementioned Annual Report on Form 10-K, the accompanying consolidated financial statements appearing on pages 3 through 5 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2.For purposes of the Consolidated Balance Sheet and Consolidated
  Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

3.The Company owned 45% of the common stock of Allegheny
  Generating Company (AGC) through November 17, 1999. On November 18, 1999, the Company transferred its 45% ownership in AGC to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply) at book value as allowed by the final settlement in the Pennsylvania restructuring case. An affiliate of the Company (Monongahela Power Company) owns the remainder. AGC was reported by the Company in its financial statements using the equity method of accounting. AGC owns an undivided 40% interest, 840 megawatts (MW), in the 2,100 MW pumped-storage hydroelectric station in Bath County, Virginia, operated by the 60% owner, Virginia Electric and Power Company, a nonaffiliated utility.

 Following is a summary of statement of operations information for AGC for the three and nine months ended September 30, 1999:

                                 Three Months Ended  Nine Months Ended
                                    September 30       September 30
                                        1999                1999
                                         (Thousands of Dollars)

 Electric operating revenues:         $18,072             $53,739

 Operation and maintenance              1,207               4,122
 expense
 Depreciation                           4,245              12,735
 Taxes other than income taxes          1,137               3,398
 Federal income taxes                   2,662               7,622
 Interest charges                       3,305               9,993
 Other income, net                          -                  (2)
   Net income                         $ 5,516             $15,871

 Because of the transfer of the Company's ownership interest in AGC to Allegheny Energy Supply, the Company had no share of the earnings of AGC in the third quarter and nine months ended September 30, 2000. The Company's share of the equity in earnings was $2.5 million and $7.1 million for the three months and nine months ended September 30, 1999, respectively, and is included in other income, net, on the Company's Consolidated Statement of Operations.


4.On November 18, 1999, the Company transferred its generating capacity to Allegheny Energy Supply at book value as allowed by the final settlement in the Company's Pennsylvania restructuring case. The net assets transferred in 1999 to Allegheny Energy Supply are shown below:

                                             (Millions of Dollars)
  Property, plant, and equipment, net
    of accumulated depreciation                      $920.3
  Investment in Allegheny Generating Company           71.5
  Other assets                                        120.7
  Liabilities                                         421.1

  The Company paid a liquidating dividend to Allegheny Energy for its ownership interest in Allegheny Energy Supply. The Company no longer has any ownership interest in generating assets or contractual rights to generating capacity other than those arising under the Public Utility Regulatory Policies Act of 1978 (PURPA). The effect of this liquidating dividend was to reduce the Company's common equity by $691.4 million.

  An adjustment of $4.2 million to the initial amount transferred in 1999 was recorded in the first quarter of 2000 based on a determination of the final book value of the generation related assets and liabilities and reduced the Company's common stock from $70.0 million at December 31, 1999 to $65.8 million at September 30, 2000.

5.The Company's principal operating segments are regulated operations and unregulated generation. Prior to the first quarter of 2000, the Company reported operating segments consisting of utility and nonutility operations. The Company's regulated operations segment operates electric transmission and distributions systems. Unregulated generation during 1999 consisted primarily of costs and revenues associated with the two-thirds of generating capacity deregulated effective January 1, 1999 under the Customer Choice Act in Pennsylvania.

  Business segment information is summarized below. Significant transactions between reportable segments are eliminated to reconcile the segment information to consolidated amounts. The identifiable assets information does not reflect the elimination of intercompany balances or transactions, which are eliminated in the Company's consolidated financial statements.

                               Three Months Ended   Nine Months Ended
                                   September 30        September 30
                                  2000      1999        2000       1999
                                       (Thousands of Dollars)
  Operating revenues:
    Regulated operations        $266,528  $256,651    $774,635  $752,004

    Unregulated generation                260,345               573,271
    Eliminations                         (121,334)             (284,614)
  Depreciation and
  amortization:
    Regulated operations                   18,161      45,596    55,063
                               15,063
    Unregulated generation                 13,078                39,079
  Federal and State Income
  Taxes:
    Regulated operations                    7,510      47,557    41,184
                               16,102
    Unregulated generation                  6,899                23,342
  Operating Income:
    Regulated operations                   18,610     123,343    93,094
                               42,919
    Unregulated generation                 23,685                54,964
  Interest Charges:
    Regulated operations                    8,823      50,205    28,266
                               16,671
    Unregulated generation                  5,940                17,834
  Consolidated Net Income:
    Regulated operations                   12,835      83,614    72,626
                               29,972
    Unregulated generation                 18,672                38,029
  apital Expenditures:
    Regulated operations        7,040      23,455      38,012    61,912
    Unregulated generation                 11,510                18,913

                                        September 30     December 31
                                            2000            1999
  Identifiable Assets:
    Regulated operations                  $1,864,761     $1,864,746
    Unregulated generation                                       19

6.All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the third quarter of 2000 and 1999 were $39.3 million and $54.3 million, respectively. The total billings by AESC (including capital) to the Company for each of the nine months ended September 30, 2000 and 1999 were $106.3 million and $154.7 million, respectively. The Company purchases power from its affiliate, Allegheny Energy Supply, under fixed price multi year contracts.

7.On September 30, 2000, the Company's reserve for adverse power purchase commitments was $309.6 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

8.The 1998 Pennsylvania Public Utility Commission (Pennsylvania
  PUC) order for restructuring authorized recognition of an additional Competitive Transition Charge (CTC) regulatory asset (Additional CTC Regulatory Asset) to reduce the adverse effects, if any, that competition will have on the Company during the years 1999 to 2002. No Additional CTC Regulatory Asset was recorded by the Company as of September 30, 2000.

9.A Securities and Exchange Commission (SEC) announcement at the
  March 16, 2000 Emerging Issues Task Force (EITF) meeting requires companies to disclose their accounting policy for repair and maintenance costs incurred in connection with planned major maintenance activities. For the Company, maintenance expenses represent costs incurred to maintain the transmission and distribution (T&D) system and general plant and reflect routine maintenance of equipment and right-of-way, as well as planned major repairs and unplanned expenditures, primarily from periodic storm damage on the T&D System. Maintenance costs are expensed in the year incurred. T&D right-of-way vegetation control costs are expensed within the year based on estimated annual costs and estimated sales. T&D right-of-way vegetation control accruals are not intended to accrue for future years' costs.

10.The pollution control notes related to the energy supply assets transferred to Allegheny Energy Supply are included as debt in the Company's financial statements because the Company is a co-obligor for the debt. The Company accrues interest expense on the pollution control notes but Allegheny Energy Supply is responsible for the payment of pollution control notes interest and principal. Allegheny Energy Supply's payment of interest is reflected in the Company's financial statements as a reduction in interest accrued and an increase in other paid-in capital.

              WEST PENN POWER COMPANY AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition
                      And Results of Operations


COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000
     WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999


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

Allegheny Power Forms New Independent Transmission Affiliation

     Allegheny Energy's regulated subsidiaries, Monongahela Power Company (Monongahela Power), The Potomac Edison Company (Potomac Edison), and the Company, collectively doing business as Allegheny Power, announced on October 5, 2000, that it signed a Memorandum of Agreement with Pennsylvania-New Jersey-Maryland Interconnection, LCC
(PJM) to develop a new affiliation. The alliance was outlined in a filing submitted to the Federal Energy Regulatory Commission (FERC) on October 16, 2000, in order to meet the requirements of FERC's Order 2000.

     FERC's Order 2000 requires all electric utilities, not currently in an independent system operator (ISO), to file a plan on how they would participate in a regional transmission organization (RTO), those entities that oversee and control the power grid. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an independent transmission company, working within the PJM framework.

     Allegheny Power will lead the new initiative, known as PJM West, which will allow transmission service to all market participants while simultaneously expanding the PJM market. Allegheny Energy's subsidiary Allegheny Energy Supply will benefit from the PJM West initiative by having its generation within PJM, opening markets, and making the generation more competitive in the current PJM region.

Toxics Release Inventory (TRI)

     On Earth Day 1997, President Clinton announced the expansion of Right-to-Know TRI reporting to include electric utilities, limited to facilities that combust coal and/or oil for the purpose of generating power for distribution in commerce. The purpose of TRI is to provide site-specific information on chemical releases to the air, land, and water. Packets of information about the Company's Parent, Allegheny Energy, releases were provided to the media in the Parent company's area and posted on the Parent company's web site. The Parent company filed its 1999 TRI report with the Environmental Protection Agency
(EPA) prior to the July 1, 2000 deadline date, reporting 27.5 million pounds of total releases for calendar year 1999.

Review of Operations

EARNINGS SUMMARY

     Earnings for the third quarter and the first nine months of 2000 were $30.0 and $83.6 million, respectively, compared with $31.5 and $110.7 million, respectively, for the corresponding 1999 periods. Earnings for each of the 2000 periods was affected by the settlement agreement in Pennsylvania which permitted the Company to transfer its 3,778 MW of generating capacity at book value to Allegheny Energy Supply, an unregulated wholly owned subsidiary of Allegheny Energy, the Company's Parent. As a result of the transfer, the Company no longer has generation available for sale. Current earnings are supported by the beneficial effects of transition cost recovery as authorized in the Company's Pennsylvania restructuring settlement.

     Consolidated net income for the third quarter and first nine months of 2000 decreased due to the transfer of generating assets to Allegheny Energy Supply as discussed above.

SALES AND REVENUES

     Total operating revenues for the third quarter and first nine months of 2000 and 1999 were as follows:

                                  Three Months Ended  Nine Months Ended
                                    September 30        September 30
                                      2000    1999     2000       1999
                                          (Millions of Dollars)
Operating revenues:
  Regulated operations:
    Regulated                       $255.5  $240.4   $732.6   $  705.0
    Choice                             3.6     8.3     24.0       24.2
    Bulk power                          .1     3.2       .3        6.7
    Transmission and
     other energy services             7.3     4.7     17.7       16.1
      Total regulated operations     266.5   256.6    774.6      752.0
  Unregulated generation revenues        -   260.4        -      573.3
  Elimination between regulated
   operations and unregulated
   generation                            - (121.3)        -     (284.6)
     Total operating revenues       $266.5  $395.7   $774.6   $1,040.7

     Regulated revenues include revenues from all the Company's customers eligible to choose an alternate energy supplier but electing not to do so. The increases in regulated operations for the three and nine months ended September 30, 2000 reflect the reporting of the revenue received for the service obligation on the debt issued in the fourth quarter 1999 to securitize transition costs.
Regulated operations choice revenues represent transmission and distribution revenues from the Company's franchised customers (customers in the Company's distribution territory) who chose another supplier to provide their energy needs. Pennsylvania deregulation gave the Company's regulated customers the ability to choose another energy supplier. In 2000 all of the Company's regulated customers had the ability to choose, and in the first nine months of 1999, two-thirds of the Company's customers had the ability to choose. At September 30, 2000, less than 2% of the Company's customers have chosen alternate energy suppliers. The decrease in choice revenues in the third quarter of 2000 reflects customers returning to the Company as their energy supplier.

     As a result of the transfer of the Company's generation to Allegheny Energy Supply revenues from regulated operations bulk power sales and unregulated generation sales have decreased due to the Company no longer having generation available for sale.

     Transmission and other energy services revenues increased primarily due to the fact that in 2000 all of the Company's regulated customers had the ability to choose another energy supplier and in the first nine months of 1999, only two-thirds of the Company's customers had the ability to choose. The increase in transmission and other energy services for the three months ended September 30, 2000 reflects a third quarter 1999 transmission refund to the Company's customers.

     The 1999 eliminations between regulated operations and unregulated generation revenues are necessary to remove the effect of affiliated revenues.

OPERATING EXPENSES

     Fuel expenses for the third quarter and first nine months of 2000 and 1999 were as follows:

Fuel Expenses

                                   Three Months Ended  Nine Months Ended
                                     September 30       September 30
                                      2000    1999     2000     1999
                                          (Millions of Dollars)

Regulated operations                $    -   $19.3      $.2    $ 55.6
Unregulated generation                   -    43.7        -     123.3
  Total fuel expenses               $    -   $63.0      $.2    $178.9

     Total fuel expenses for the third quarter and nine months ended September 30, 2000 decreased due to the transfer of the Company's generating capacity to Allegheny Energy Supply.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies, and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), and prior to November 18, 1999 capacity charges paid to Allegheny Generating Company (AGC).

Purchased Power and Exchanges, Net

                                    Three Months Ended   Nine Months Ended
                                      September 30          September 30
                                       2000    1999       2000      1999
                                          (Millions of Dollars)
Regulated operations:
  Purchased power:
    From PURPA generation*               $  6.9  $  8.5     $ 27.9   $ 27.4
    Other                                 134.7     6.2      379.7     25.3
  Power exchanges, net                        -     (.7)       1.5       .4
  AGC capacity charges                        -     3.3          -      9.7
    Total regulated operations
     purchased power                      141.6    17.3      409.1     62.8
Unregulated generation purchased
  Power                                       -   144.2          -    242.7
Elimination                                   -    (5.1)         -    (18.6)
    Purchased power and exchanges, net   $141.6  $156.4     $409.1   $286.9

*PURPA cost (cents per kWh)                 4.5     4.8        4.7      4.5

     The increases in other regulated operations purchased power in the third quarter and nine months ended September 30, 2000 were due primarily to the Company's purchase of power from Allegheny Energy

Supply in order to provide energy to its customers eligible to choose an alternate energy supplier, but electing not to do so.

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

     Other operation expenses for the third quarter and nine months ended September 30, 2000 and 1999 were as follows:

Other Operation Expenses

                               Three Months Ended   Nine Months Ended
                                 September 30          September 30
                                  2000     1999       2000      1999
                                       (Millions of Dollars)

Regulated operations             $29.3    $33.6      $88.5    $ 96.8
Unregulated generation               -     13.6          -      42.3
Elimination                          -     (1.6)         -      (6.2)
 Total other operation           $29.3    $45.6      $88.5    $132.9
expenses

     Regulated operations other expenses decreased $8.3 million for the nine months ended September 30, 2000 primarily due to reductions in salaries and benefits expenses and lower provisions for uninsured claims, partially offset by increases in transmission by others expenses. The decreases in total other operation expenses for the third quarter and nine months ended September 30, 2000 were primarily due to the transfer of the Company's generation to Allegheny Energy Supply.

     The 1999 eliminations between regulated operations and unregulated generation operation expenses are necessary to remove the effect of affiliated transmission purchases.

     Maintenance expenses for the third quarter and nine months ended September 30, 2000 and 1999 were as follows:

Maintenance Expenses

                              Three Months Ended   Nine Months Ended
                                 September 30         September 30
                                 2000      1999       2000     1999
                                      (Millions of Dollars)

Regulated operations            $9.4      $13.9      $27.3    $43.4
Unregulated generation             -        9.2          -     28.3
  Total maintenance expenses    $9.4      $23.1      $27.3    $71.7

     The decreases in total maintenance expenses of $13.7 million and $44.4 million for the third quarter and nine months ended September 30, 2000, respectively, were primarily due to the transfer of the Company's generation to Allegheny Energy Supply. In 1999, maintenance expenses represented costs incurred to maintain the power stations, the transmission and distribution (T&D) system, general plant, and reflected routine maintenance of equipment and rights-of-way, as well as planned major repairs and unplanned expenditures, primarily from forced outages at the power stations and periodic storm damage on the T&D system. Current and future maintenance expenses will be to support the Company's delivery or wires business.

     Depreciation and amortization expenses for the third quarter and the first nine months of 2000 and 1999 were as follows:

Depreciation and Amortization Expenses

                              Three Months Ended    Nine Months Ended
                                September 30          September 30
                                 2000      1999       2000     1999
                                      (Millions of Dollars)

Regulated operations            $15.1     $18.1      $45.6    $55.0
Unregulated generation              -      13.1          -     39.1
  Total depreciation and
    amortization expenses       $15.1     $31.2      $45.6    $94.1

     Total depreciation and amortization expenses in the third quarter and first nine months of 2000 decreased $16.1 million and $48.5 million, respectively, primarily due to the transfer of generation assets to Allegheny Energy Supply.

     Taxes other than income taxes for the third quarter and first nine months of 2000 and 1999 were as follows:

Taxes Other Than Income Taxes

                                  Three Months Ended    Nine Months Ended
                                     September 30         September 30
                                   2000        1999       2000     1999
                                       (Millions of Dollars)

Regulated operations              $12.1       $13.6      $33.1    $44.2
Unregulated generation                -         6.0          -     19.3
  Total taxes other than income
    taxes                         $12.1       $19.6      $33.1    $63.5

     Total taxes other than income taxes decreased $7.5 million and $30.4 million in the third quarter and the first nine months of 2000, respectively, due primarily to the transfer of generation assets to Allegheny Energy Supply.

     The decrease in federal and state income taxes for the nine months ended September 2000 was primarily due to reduced taxable income.

     The increase in other income, net for the nine months ended
September 30, 2000 was primarily due to increased interest income and a litigation settlement.

     Interest on long-term debt and other interest for the third quarter and first nine months of 2000 and 1999 were as follows:

Interest Expense

                                     Three Months      Nine Months
                                        Ended             Ended
                                    September 30       September 30
                                      2000    1999   2000        1999
                                           (Millions of Dollars)
Interest on long-term debt:
  Regulated operations               $15.9   $ 8.6     $48.4    $28.2
  Unregulated generation                 -     5.0         -     16.0
    Total interest on long-term debt  15.9    13.6      48.4     44.2
Other Interest:
  Regulated operations                  .8      .8       2.2      1.6
  Unregulated generation                 -     1.3         -      2.7
    Total other interest expense        .8     2.1       2.2      4.3
      Total                          $16.7   $15.7     $50.6    $48.5

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

     Allowance for borrowed funds used during construction and interest capitalized decreased $.9 million and $1.9 million in the third quarter and first nine months of 2000, respectively, due primarily to the transfer of generation and generation related construction activity to Allegheny Energy Supply.

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

Financing

     In March, June, and September of 2000, the Company redeemed $8.6 million, $11.0 million, and $13.6 million, respectively, of class A-1 6.32% transition bonds.

     The Company currently anticipates that there will be sufficient liquidity to pay interest and scheduled principal payments on Bonds.

Impact of Change in Short-term Interest Rate

     A one-percent change in the short-term borrowing interest rate would have no effect on the Company's interest expense. The Company has no projected short-term borrowings for the three months ended
December 31, 2000.

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. Allegheny Energy continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations and ensure level playing fields.

     In addition, to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     Allegheny Energy is at the forefront of state-implemented retail competition, having successfully negotiated settlement agreements in all of the states the Operating Subsidiaries (The Company, Monongahela Power, and Potomac Edison) serve. Pennsylvania and Maryland have retail choice programs in place. West Virginia's legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia, Ohio, and West Virginia are in the process of developing rules to implement choice.

Activities at the Federal Level

     Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail electric customers, deregulate the generation and sale of electricity on a national level, and create a more liquid, free market for electric power. Fully meeting challenges in the emerging competitive environment will be difficult for Allegheny Energy unless certain outmoded and anti-competitive laws, specifically the Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA, are repealed or significantly revised. Allegheny Energy continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anti-competitive and that PURPA results in utility customers paying above-market prices for power. H.R. 2944, which was sponsored by U.S. Representative Joe Barton, was favorably reported out of the House Commerce Subcommittee on Energy and Power. While the bill does not mandate a certain date for customer choice, several key provisions favored by the Allegheny Energy are included in the legislation, including an amendment that allows existing state restructuring plans and agreements to remain in effect. Other provisions address important Allegheny Energy priorities by repealing PUHCA and the mandatory purchase provisions of PURPA. Although there was considerable activity and discussion on this bill and several other bills in the House and Senate, that activity fell short of moving consensus legislation forward prior to the August recess. Initial momentum on the issue was not sufficient to achieve passage of restructuring legislation this year. A new congress and administration are expected to take up the issue early next year.

     On December 15, 1999, the FERC issued Order 2000, which requires all electric utilities not currently in an ISO to file a plan on how they would participate in a RTO. RTOs are intended to oversee and control the power grid in a more competitive marketplace. Allegheny Power and other transmission-owning entities were required to file with the FERC their plans for joining an RTO by October 16, 2000. On October 5, 2000, Allegheny Power and the PJM announced that they had signed a Memorandum of Agreement to develop a new affiliation. The alliance was outlined in a filing submitted on October 16 to the FERC in order to meet the requirements of FERC's Order 2000. Although PJM is an ISO, Allegheny Power will not join PJM, but will pursue the development of an independent transmission company, working within the PJM framework. (See additional discussion on page 11.)

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania far exceed that of any other state so far. The Company has retained over 98% of its Pennsylvania customers as of September 30, 2000. More than 100 electric generation suppliers have been licensed to sell to retail customers in Pennsylvania.

     The status of electric energy competition in Maryland, Ohio, Virginia, and West Virginia in which affiliates of the Company serve are as follows:

Maryland Activities

     On June 7, 2000, the Maryland Public Service Commission (Maryland PSC) approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made on August 1, 2000. Maryland customers of Potomac Edison had the right to choose an alternative electric provider on July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state. As of October 1, 2000, only 23 customers had switched to an alternate provider in Allegheny Energy's service territory.

     On July 1, 2000, the Maryland PSC issued a restrictive order on affiliated transactions and codes of conduct. Allegheny Energy filed an appeal in court on July 31, 2000, which included a request for a stay of the Maryland PSC's order. Allegheny Energy's awaiting a ruling from the court. The Maryland PSC is developing rules on emissions disclosure and is also examining whether and how to require renewable portfolio standards for retail suppliers in the state.

Ohio Activities

      The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers will be able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Ohio Public Utility Commission (Ohio PUC).

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 28,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000. The restructuring plan allows Allegheny Energy to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on January 1, 2001.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring
Act) became law on March 25, 1999. All utilities must submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia State Corporation Commission (Virginia SCC) to prepare for legislative approval a plan for competitive metering and billing and authorize the Commission to implement a consumer education program on electric choice funded through the Commission's regulatory tax.

     On July 11, 2000, the Virginia SCC issued an order approving
Allegheny Energy's separation plan permitting the transfers of Potomac Edison's generating assets and the provision of the Phase I application.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

West Virginia Activities

     In March 1998, the West Virginia Legislature passed legislation that directed the West Virginia Public Service Commission (W.Va. PSC) to develop a restructuring plan, which would meet the dictates and goals of the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the Commission's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the legislature. Allegheny Energy expects that implementation of the deregulation plan will occur in mid-2001 if the Legislature approves the necessary tax law changes. The W.Va. PSC is currently in the process of developing the rules under which competition will occur. Associated rulemaking proceedings are scheduled for the remainder of this year.

     The W.Va. PSC approved Allegheny Energy's request to transfer Potomac Edison's generating assets to Allegheny Energy Supply on or after July 1, 2000 and established a process for obtaining approval of transfer of the Monongahela Power assets on or before the starting date for customer choice. In accordance with the restructuring agreement Potomac Edison and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.
The W.Va. PSC is expected to rule on Potomac Edison and Monongahela Power's July 12, 2000 unbundled tariffs filing before year-end.

Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company will implement the requirements of these accounting standards.

     These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Allegheny Energy has organized a cross-functional project team for implementing SFAS No. 133. The team has substantially completed the Company's inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. The Company will record an asset or liability on its balance sheet based on the fair value of any contracts that meet the derivative criteria in SFAS No. 133 at
the adoption date.   The fair values of these contracts will
fluctuate over time due to changes in the underlying commodity prices which are influenced by various market factors, including weather and availability of regional electric generation and transmission capacity. It is anticipated that any contracts meeting SFAS No. 133's derivative criteria will increase the volatility in reported earnings and other comprehensive income.

              WEST PENN POWER COMPANY AND SUBSIDIARIES

              Part II - Other Information to Form 10-Q
                for Quarter Ended September 30, 2000




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits:
            (27) Financial Data Schedule

  (b) No reports on Form 8-K were filed on behalf of the Company for the Quarter ended September 30, 2000.




                              Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WEST PENN POWER COMPANY


                                        /S/        T. J. KLOC
                                             T.J. Kloc, Controller
                                          (Chief Accounting Officer)



November 14, 2000