Form 10-Q
period 2001-03-31
WEST PENN POWER CO
filed 2001-05-15
CIK 105839

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

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

     At May 15, 2001, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

West Penn Power Company

WEST PENN POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended March 31, 2001

Index
PART I-FINANCIAL INFORMATION:	Page No.
Consolidated Statement of Operations - Three months ended March 31, 2001 and 2000	3
Consolidated Statement of Cash Flows - Three months ended March 31, 2001 and 2000	4
Consolidated Balance Sheet - March 31, 2001 and December 31, 2000	5-6
Notes to Consolidated Financial Statements	7-8
Management's Discussion and Analysis of Financial Condition and Results of Operations	9-19
PART II-OTHER INFORMATION	20

West Penn Power Company

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

Unaudited
Three Months Ended
March 31
2001	2000

OPERATING REVENUES:
Residential	$119,998	$109,068
Commercial	60,504	50,805
Industrial	82,579	71,091
Wholesale and other, including affiliates	23,451	21,675
Bulk power transactions, net	6,294	4,905
Total Operating Revenues	292,826	257,544

OPERATING EXPENSES:
Operation:
Fuel for electric generation	176
Purchased power and exchanges, net	159,927	139,927
Deferred power costs, net
Other	28,738	30,236
Maintenance	9,185	9,144
Depreciation and amortization	17,795	15,591
Taxes other than income taxes	13,180	12,621
Federal and state income taxes	18,532	13,802
Total Operating Expenses	247,357	221,497
Operating Income	45,469	36,047

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction	151	56
Other income, net	713	366
Total Other Income and Deductions	864	422

Income Before Interest Charges	46,333	36,469

INTEREST CHARGES:
Interest on long-term debt	12,793	15,911
Other interest	615	703
Allowance for borrowed funds used during
construction and interest capitalized	(158)	(198)
Total Interest Charges	13,250	16,416

CONSOLIDATED NET INCOME	$ 33,083	$ 20,053

See accompanying notes to consolidated financial statements.

West Penn Power Company
4

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)
Unaudited
Three Months Ended
March 31

2001	2000*
CASH FLOWS FROM OPERATIONS:
Consolidated net income	$ 33,083	$ 20,053

Depreciation and amortization	17,795	15,591
Amortization of adverse purchase power contract	(2,199)	(3,125)
Deferred investment credit and income taxes, net	799	302
Unconsolidated subsidiaries' dividends in excess of earnings	33
Allowance for other than borrowed funds used during construction	(151)	(56)
Changes in certain assets and liabilities:
Accounts receivable, net	9,238	8,095
Materials and supplies	471	(2,129)
Prepaid taxes	(17,505)	(26,529)
Accounts payable	(1,303)	(11,045)
Accounts payable to affiliates	9,732	(8,139)
Taxes accrued	(4,173)	5,971
Interest accrued	2,483	(4,603)
Other, net	(132)	8,835
48,138	3,254

CASH FLOWS USED IN INVESTING:
Regulated operations construction expenditures (less allowance
for other than borrowed funds used during construction)	(16,496)	(14,647)

CASH FLOWS USED IN FINANCING:
Short-term debt, net	33,335
Restricted funds	2,995
Retirement of long-term debt	(16,739)	(8,628)
Notes receivable from affiliates	41,000	3,150
Dividends on common stock	(90,138)
(32,542)	(2,483)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	(900)	(13,876)
Cash and temporary cash investments at January 1	6,116	19,288
Cash and temporary cash investments at March 31	$ 5,216	$ 5,412

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 10,384	$ 2,399
Income taxes	7,457	2,220

See accompanying notes to consolidated financial statements.
*Certain amounts have been reclassified for comparative purposes.

West Penn Power Company

5

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
ASSETS:	2001	2000
Property, Plant, and Equipment:
Regulated operations	$1,638,246	$1,628,824
Construction work in progress	32,720	25,459
	1,670,966	1,654,283
Accumulated depreciation	(555,691)	(543,000)
	1,115,275	1,111,283

Investments and Other Assets	410	443
	410	443
Current Assets:
Cash and temporary cash investments	5,216	6,116
Accounts receivable:
Electric service	150,177	158,758
Other	5,098	5,851
Allowance for uncollectible accounts	(17,908)	(18,004)
Notes receivable from affiliates		41,000
Materials and supplies - at average cost:
Operating and construction	17,192	17,663
Deferred income taxes	7,355
Prepaid taxes	24,331	6,826
Regulatory assets	30,408	22,049
Other	703	1,196
	222,572	241,455
Deferred Charges:
Regulatory assets	413,873	428,953
Unamortized loss on reacquired debt	3,055	3,169
Other	7,181	7,244
	424,109	439,366
Total Assets	$1,762,366	$1,792,547

West Penn Power Company
6

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
	2001	2000

CAPITALIZATION AND LIABILITIES:
Capitalization:
Common stock	$ 65,842	$ 65,842
Other paid-in capital	244,239	244,239
Retained earnings	54,985	112,040
	365,066	422,121
Long-term debt and QUIDS	660,844	678,284
	1,025,910	1,100,405
Current Liabilities:
Short-term debt	33,335
Long-term debt due within one year	60,938	60,184
Accounts payable	29,782	31,085
Accounts payable to affiliates, net	22,553	12,821
Taxes accrued:
Federal and state income	18,917	12,148
Other	2,067	13,009
Interest accrued	4,029	1,546
Deferred income taxes		3,373
Adverse power purchase commitments	24,839	24,839
Other	8,897	6,480
	205,357	165,485
Deferred Credits and Other Liabilities:
Unamortized investment credit	20,662	20,899
Deferred income taxes	199,517	189,302
Obligations under capital lease	12,334	11,267
Regulatory liabilities	15,044	15,162
Adverse power purchase commitments	272,128	278,338
Other	11,414	11,689
	531,099	526,657

Total Capitalization and Liabilities	$1,762,366	$1,792,547

See accompanying notes to consolidated financial statements.

West Penn Power Company

WEST PENN POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001, and 2000. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. For purposes of the Consolidated Balance Sheet and Consolidated Statement of Cash Flows, temporary cash investments with original maturities of three months or less, generally in the form of commercial paper, certificates of deposit, and repurchase agreements, are considered to be the equivalent of cash.

3. The Company's principal operating segment is regulated operations. The regulated operations segment, previously referred to as the utility segment, operates electric transmission and distributions systems in the state of Pennsylvania.

The Company and its regulated affiliates, The Potomac Edison Company (Potomac Edison) and Monongahela Power Company (Monongahela Power), collectively now doing business as Allegheny Power, are engaged in the purchase, transmission, and distribution of electric energy. Also, with Monongahela Power's purchase of West Virginia Power in December 1999 and Mountaineer Gas Company (Mountaineer Gas) in August 2000, Allegheny Power is now involved with the delivery and procurement of natural gas. In addition, Monongahela Power is engaged in the generation and sale of electric energy.

4. All of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the first quarter of 2001 and 2000 were $33.5 million and $32.8 million, respectively. The Company purchases power from its affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), under fixed price multi year contracts.

The Company has various operating transactions with its affiliates. It is the Company's policy that the affiliated receivable and payable balances outstanding from these transactions are presented net on the balance sheet and statement of cash flows. The balance of notes receivable from affiliates, net, at December 31, 2000 was $41.0 million. The Company had no notes receivable from affiliates at March 31, 2001.

West Penn Power Company

5. On March 31, 2001, the Company's reserve for adverse power purchase commitments was $297.0 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

West Penn Power Company

WEST PENN POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF FIRST QUARTER 2001 WITH FIRST QUARTER 2000

     The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in West Penn Power Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

     Certain statements within constitute forward-looking statements with respect to the Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements towards competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, resolution and impact of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of power and fuel for electric generation; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

Regional Transmission Organization

     On March 15, 2001, Allegheny Power, consisting of the Company and its regulated affiliates, Monongahela Power Company (Monongahela Power) and The Potomac Edison Company (Potomac Edison), and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal by June 15, 2001, affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

     PJM West will develop a new electric transmission system affiliation, which will expand the Mid-Atlantic energy market. Customers in the region

West Penn Power Company

will benefit from the expanded energy market and enhancements to the transmission system's reliability. Through this affiliation, PJM will expand its congestion management systems to function over multiple control areas and under multiple Regional Reliability Council reliability standards. The PJM West arrangement is open to, and structured to accommodate, additional energy delivery participants.

     PJM West will provide transmission service to all market participants in accordance with the requirements of FERC Order 2000, while simultaneously expanding the PJM market. The arrangement will, for the first time, expand the PJM system management concepts beyond a single control area with the potential to result in a significantly larger energy market.

     The timeline set out in the filing calls for implementation by January 1, 2002. Under the PJM West concept, an office would be created and staffed and the PJM West Transmission Owners would transfer monitoring and functional control of their transmission systems to PJM. Additionally, the existing PJM regional market would be expanded to cover the PJM West operating territory.

Review of Operations

EARNINGS SUMMARY

     Earnings for the first quarter of 2001 were $33.1 compared with $20.1 for the corresponding 2000 period. The increase in earnings was primarily due to increases in operating revenues resulting from increased sales. Current earnings are supported by the beneficial effects of transition cost recovery as authorized in the Company's Pennsylvania restructuring settlement.

West Penn Power Company

SALES AND REVENUES

     Total operating revenues for the first quarter of 2001 and 2000 were as follows:
	Three Months Ended
	March 31
	2001	2000
	(Millions of Dollars)
Operating revenues:
Regulated operations:
Regulated	$283.5	$241.8
Choice	3.0	10.8
Bulk power	.2	.2
Transmission and other energy services	6.1	4.7
Total operating revenues	$292.8	$257.5

     Regulated revenues include revenues from all the Company's customers eligible to choose an alternate energy supplier but electing not to do so. The increase in regulated operations for the three months ended March 31, 2001, was primarily due to increased usage due to weather conditions and an increase in the number of customers. Regulated operations choice revenues represent transmission and distribution revenues from the Company's franchised customers (customers in the Company's distribution territory) who chose another supplier to provide their energy needs. Pennsylvania deregulation gave the Company's regulated customers the ability to choose another energy supplier. In both 2001 and 2000 all of the Company's regulated customers had the ability to choose. At March 31, 2001, less than 1% of the Company's customers have chosen alternate energy suppliers. The decrease in choice revenues in the first quarter of 2001 reflects customers returning to the Company as their energy supplier.

     As a result of the transfer of the Company's generation to Allegheny Energy Supply revenues from regulated operations bulk power sales and unregulated generation sales have decreased due to the Company no longer having generation available for sale.

     Transmission and other energy services revenues increased primarily due to favorable changes in market conditions resulting in an increase in transmission services.

West Penn Power Company

     Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:

	Change from Comparable Period
	Of the Prior Year
	Three Months Ended March 31
	Revenues	KWh

Residential	10.0%	8.6%
Commercial	19.1	5.4
Industrial	16.2	(5.4)
Total	13.9	1.8

     Residential kWh sales, which are more weather sensitive than the other classes, increased for the first quarter of 2001. The increase for residential kWh sales was due to changes in customer usage because of weather conditions.

     Commercial kWh sales are also affected by weather, but to a lesser extent than residential. The increase in commercial kWh sales for the three months ended March 31, 2001, was due to growth in the number of customers, as well as increased usage.

     Industrial revenues increased due to the return of customers to the Company as their energy supplier. But, industrial kWh sales decreased due to sales to primary metals customers.

OPERATING EXPENSES

     Total fuel expenses for the first quarter ended March 31, 2001, decreased due to the transfer of the Company's generating capacity to Allegheny Energy Supply.

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies, and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA).

West Penn Power Company

Purchased Power and Exchanges, Net
	Three Months Ended
	March 31
	2001	2000

Nonaffiliated transactions:
Purchased power:
From PURPA generation*	$ 12.2	$ 10.0
Other	.1	127.7
Power exchanges, net		1.5
Affiliated transactions:
Energy and spinning reserve charges	147.6	.7
Purchased power and exchanges, net	$159.9	$139.9

*PURPA cost (cents per kWh)	5.1	4.6

     The increase in purchased power in the first quarter of 2001 was due primarily to the Company's purchase of power from Allegheny Energy Supply in order to provide energy to its customers eligible to choose an alternate energy supplier, but electing not to do so. Some customers who had an alternate energy supplier in the first quarter of 2000 have returned to the Company as their energy supplier.

     Other operations expenses decreased $1.5 million for the first quarter of 2001 primarily due to reductions in other power costs expense and administrative and general expenses.

     Total depreciation and amortization expenses in the first quarter of 2001 increased $2.2 million primarily due to an increase in depreciable property.

     Total taxes other than income taxes increased $.6 million in the first quarter of 2001 due primarily to an increase in gross receipts tax partially offset by a decrease in capital stock and franchise tax.

     The increase in federal and state income taxes of $4.7 million for the three months ended March 2001 was primarily due to an increase in taxable income.

     The increase in other income, net of $.3 million for the first quarter 2001 was primarily due to increased interest income.

   The decrease in interest on long-term debt of $3.1 million in the first quarter of 2001 was primarily due to a reduction in average long-term debt outstanding.

Financial Condition and Requirements

     The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the following information.

West Penn Power Company

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, retirement of debt and certain preferred stocks, and for its construction program, the Company has used internally generated funds and external financings, such as the sale of common and preferred stock, and debt instruments. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capital structure objectives of the Company.

Internal Cash Flow

     Internal generation of cash, consisting of cash flows from operations reduced by dividends, for the first three months ended March 31, 2001 and 2000, was $(42.0) million and $3.3 million, respectively. The decrease in cash flows from operations reduced by dividends was primarily due to a $90.1 million dividend payment by the Company to its parent, Allegheny Energy, Inc. (Allegheny Energy). The decrease in cash flows from operations reduced by dividends was partly offset by a $13.0 million increase in consolidated net income.

Financing

     In March 2001, the Company redeemed $16.7 million of class A-1 6.32% transition bonds.

     The Company currently anticipates that there will be sufficient liquidity to pay interest and scheduled principal payments on Bonds.

      Short-term debt is used to meet temporary cash needs. The Company had short-term debt outstanding at March 31, 2001 of $33.3 million. The Company had no short-term debt outstanding at December 31, 2000.

Impact of Change in Short-term Interest Rate

     A one-percent change in the short-term borrowing interest rate would increase forecasted short-term interest expense for the final nine months of 2001 by approximately $.2 million dollars.

West Penn Power Company

Electric Energy Competition

     The electricity supply segment of the electric industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 deregulated the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Company continues to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations and ensure level playing fields.

     In addition to the wholesale electricity market becoming more competitive, the majority of states have taken active steps toward allowing retail customers the right to choose their electricity supplier.

     Allegheny Energy is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states the Operating Subsidiaries (Monongahela Power, Potomac Edison, and the Company) serve. Pennsylvania, Ohio and Maryland have retail choice programs in place. West Virginia's legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia and West Virginia are in the process of developing rules to implement choice.

Activities at the Federal Level

     While Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail customers, the debate in this, the 107th, Congress currently is focused on development of a much broader national energy strategy and energy security legislation. Two primary bills have been introduced in the U.S. Senate: S. 388, by Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee's chief Democrat, Senator Jeff Bingaman of New Mexico. The relevant House committee of jurisdiction, Energy and Commerce, currently is focused on the California electricity emergency. At any rate, leadership officials in both the House and Senate are waiting for a full analysis of the Bush Administration's national energy strategy document before proceeding to formal consideration of the matter. Among issues that may be addressed during this process are the repeal or significant revision of Public Utility Holding Company Act of 1935 (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April approved S. 206, legislation to repeal PUHCA. The Majority Leader must now decide when to schedule time for the legislation to be taken up the full Senate.

West Penn Power Company

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania had the right to choose their electric suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in

Pennsylvania far exceed that of any other state so far. Allegheny Energy has retained over 99% of its Pennsylvania customers as of March 31, 2001.

     The status of electric energy competition in Maryland, Ohio, Virginia, and West Virginia in which affiliates of the Company serve are as follows:

Maryland Activities

     On June 7, 2000, the Public Service Commission of Maryland (Maryland PSC) approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of Potomac Edison have had the right to choose an alternative electric provider since July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates,

- announces the Maryland PSC's intent to impose a royalty fee to compensate   the utility for the use by an affiliate of the utility's name and/or logo   and for other "intangible or unqualified benefits;"

- requires asymmetric pricing for asset transfers between utilities and   their affiliates (excluding the transfer of Potomac Edison's Maryland   jurisdictional generating assets to Allegheny Energy Supply). Asymmetric    pricing requires that transfers of assets from the regulated utility to   an affiliate be recorded at the greater of book cost or market value   while transfers of assets from the affiliate to the regulated utility be    recorded at the lesser of book costs or market value.

     Potomac Edison, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the decision requiring asymmetric pricing for asset transfers between utilities and their affiliates. The court's remand on this issue has positive implications for Potomac Edison, because the court's reasoning was that the Maryland PSC's order conflicts with provisions of PUHCA.

     Potomac Edison, and other Maryland gas and electric utilities, are considering appeals of the Circuit Court's decision to Maryland's Court of Special Appeals.

West Penn Power Company

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate. The determination of stranded cost recovery will be handled by the Public Utilities Commission of Ohio (Ohio PUC).

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was approved by the Ohio PUC on October 5, 2000, pending a 30-day review period. The restructuring plan allows Monongahela Power to transfer its Ohio generating assets to Allegheny Energy Supply at net book value on January 1, 2001.

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002.

     Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be phased in beginning on January 1, 2002, with full customer choice by January 1, 2004.

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia State Corporation Commission (Virginia SCC) to prepare for legislative approval, a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax. On December 12, 2000 the Virginia SCC issued a report on competitive metering and billing. Its recommendations include allowing licensed electricity suppliers to provide billing services, with the customer selecting its preferred billing option. The Virginia SCC also recommended that legislative action on competitive metering be deferred pending further study, due to the complexities of the issue and limited competitive metering activities nationally.

     On July 11, 2000, the Virginia SCC issued an order approving the Potomac Edison's separation plan, permitting the transfer of Potomac Edison's generating assets and the provisions of the Phase I application.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC.

West Virginia Activities

     In March 1998, the West Virginia Legislature passed legislation that directed the Public Service Commission of West Virginia (W.Va. PSC) to develop a restructuring plan, which would meet the dictates and goals of

West Penn Power Company

the legislation. In January 2000, the W.Va. PSC submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to the 2000 Legislative Interim Committees to recommend the necessary tax changes involved and come back to the Legislature in 2001 for approval of those changes and authority to implement the plan. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. The W.Va. PSC is currently in the process of developing the rules under which competition will occur.

     The W.Va. PSC approved Potomac Edison's request to transfer its generating assets to Allegheny Energy Supply on or after July 1, 2000. In accordance with the restructuring agreement, Potomac Edison and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board's (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." Effective January 1, 2001, the Company implemented the requirements of these accounting standards.

     These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement or in other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Based on the Company's current activities, SFAS No. 133 is not expected to create a significant increase in the volatility of reported earnings and other comprehensive income.

West Penn Power Company

     The Company has completed an inventory of financial instruments, commodity contracts, and other commitments for the purpose of identifying and assessing all of the Company's derivatives. From this inventory, the Company determined that it had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS 133.

West Penn Power Company

WEST PENN POWER COMPANY AND SUBSIDIARIES

Part II - Other Information to Form 10-Q

For the Quarter Ended March 31, 2001

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

1.  (a)    Date and kind of meeting:

           The annual meeting of shareholders was held at Connellsville,

           Pennsylvania, on April 25, 2001. No proxies were solicited.

    (b)    Election of Directors:

The holder of all 24,361,586 shares of common stock voted to elect the following Directors at the annual meeting to hold office until the next annual meeting of shareholders and until their successors are duly chosen and qualified:

Eleanor Baum                    Michael P. Morell

Lewis B. Campbell               Alan J. Noia

Wendell F. Holland              Jay S. Pifer

Frank A. Metz, Jr.              Steven H. Rice

Steven H. Rice                  Gunnar E. Sarsten

Victoria V. Schaff              Phillip E. Lint (resigned 5-10-01)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        No reports on Form 8-K were filed on behalf of the Company for the Quarter ended March 31, 2001.

(b)        Exhibit 12 - Computation of ratio of earnings to fixed charges.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PENN POWER COMPANY

/S/ T. J. KLOC .
T.J. Kloc, Controller
(Chief Accounting Officer)

May 15, 2001