Form 10-Q
period 2001-06-30
WEST PENN POWER CO
filed 2001-08-14
CIK 105839

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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

     At August 14, 2001, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended June 30, 2001

Index

PART I-FINANCIAL INFORMATION:	Page No.
Consolidated Statement of Operations - Three and six months ended June 30, 2001 and 2000	3
Consolidated Statement of Cash Flows - Six months ended June 30, 2001 and 2000	4
Consolidated Balance Sheet - June 30, 2001 And December 31, 2000	5-6
Notes to Consolidated Financial Statements	7-8
Management's Discussion and Analysis of Financial Condition and Results of Operations	9-20
PART II-OTHER INFORMATION	21-22

3

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000*	2001	2000*

OPERATING REVENUES:
Residential	$ 95,567	$ 92,946	$215,565	$202,014
Commercial	59,441	52,960	119,945	103,765
Industrial	84,790	80,132	167,369	151,223
Wholesale and other, including affiliates	22,688	18,768	46,139	40,443
Transmission services and bulk power sales	5,845	5,757	12,139	10,662
Total Operating Revenues	268,331	250,563	561,157	508,107

OPERATING EXPENSES:
Operation:
Purchased power and exchanges, net	146,294	127,477	306,221	267,404
Other	30,420	28,999	59,158	59,411
Maintenance	10,284	8,711	19,469	17,855
Depreciation and amortization	17,166	14,942	34,961	30,533
Taxes other than income taxes	12,198	8,404	25,378	21,025
Federal and state income taxes	13,311	15,346	31,843	26,869
Total Operating Expenses	229,673	203,879	477,030	423,097
Operating Income	38,658	46,684	84,127	85,010

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction	35	58	186	114
Other income, net	270	3,965	983	2,052
Total Other Income and Deductions	305	4,023	1,169	2,166

Income Before Interest Charges	38,963	50,707	85,296	87,176

INTEREST CHARGES:
Interest on long-term debt	12,305	16,569	25,098	32,480
Other interest	761	743	1,376	1,446
Allowance for borrowed funds used during
construction	(122)	(194)	(280)	(392)
Total Interest Charges	12,944	17,118	26,194	33,534

CONSOLIDATED NET INCOME	$ 26,019	$ 33,589	$ 59,102	$ 53,642

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

4

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Six Months Ended
	June 30

	2001	2000*
CASH FLOWS FROM OPERATIONS:
Consolidated net income	$ 59,102	$ 53,642
Depreciation and amortization	34,961	30,533
Amortization of adverse purchase power contract	(4,995)	(6,275)
Deferred investment credit and income taxes, net	4,964	4,881
Allowance for other than borrowed funds used during construction	(186)	(114)
Changes in certain assets and liabilities:
Accounts receivable, net	7,852	(1,757)
Materials and supplies	1,618	(1,625)
Prepaid taxes	(10,782)	(17,612)
Accounts payable	(2,315)	(17,817)
Accounts payable to affiliates, net	24,116	(31,804)
Taxes accrued	(23,969)	(5,529)
Interest accrued	1,596	(4,974)
Other, net	(6,816)	9,594
	85,146	11,143

CASH FLOWS USED IN INVESTING:
Regulated operations construction expenditures (less allowance
for other than borrowed funds used during construction)	(31,373)	(30,858)

CASH FLOWS FROM (USED IN) FINANCING:
Short-term debt, net	24,150
Restricted funds		2,899
Retirement of long-term debt	(31,728)	(19,655)
Notes receivable from affiliates	41,000	24,250
Dividends on common stock	(90,138)
	(56,716)	7,494

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	(2,943)	(12,221)
Cash and temporary cash investments at January 1	6,116	19,288
Cash and temporary cash investments at June 30	$ 3,173	$ 7,067

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 23,824	$ 31,178
Income taxes	$ 40,035	26,986

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

5

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	June 30,	December 31,
ASSETS:	2001	2000
Property, Plant, and Equipment:
In service, at original cost	$1,647,748	$1,628,824
Construction work in progress	34,056	25,459
	1,681,804	1,654,283
Accumulated depreciation	(566,178)	(543,000)
	1,115,626	1,111,283

Investments and Other Assets	383	443

Current Assets:
Cash and temporary cash investments	3,173	6,116
Accounts receivable:
Electric service	151,332	158,758
Other	5,314	5,851
Allowance for uncollectible accounts	(17,893)	(18,004)
Notes receivable from affiliates		41,000
Materials and supplies - at average cost	16,045	17,663
Deferred income taxes	7,623
Prepaid taxes	17,608	6,826
Regulatory assets	28,481	22,049
Other	1,291	1,196
	212,974	241,455
Deferred Charges:
Regulatory assets	412,305	428,953
Unamortized loss on reacquired debt	2,951	3,169
Other	8,411	7,244
	423,667	439,366
Total Assets	$1,752,650	$1,792,547

6
WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	June 30,	December 31,
	2001	2000

CAPITALIZATION AND LIABILITIES:
Capitalization:
Common stock	$ 65,842	$ 65,842
Other paid-in capital	244,239	244,239
Retained earnings	81,004	112,040
	391,085	422,121
Long-term debt and QUIDS	642,492	678,284
	1,033,577	1,100,405
Current Liabilities:
Short-term debt	24,150
Long-term debt due within one year	64,352	60,184
Accounts payable	28,770	31,085
Accounts payable to affiliates, net	36,937	12,821
Taxes accrued:
Federal and state income	444	12,148
Other	744	13,009
Interest accrued	3,142	1,546
Deferred income taxes		3,373
Adverse power purchase commitments	24,839	24,839
Other	8,917	6,480
	192,295	165,485
Deferred Credits and Other Liabilities:
Unamortized investment credit	20,425	20,899
Deferred income taxes	202,217	189,302
Obligations under capital leases	11,796	11,267
Regulatory liabilities	15,235	15,162
Adverse power purchase commitments	265,918	278,338
Other	11,187	11,689
	526,778	526,657

Total Capitalization and Liabilities	$1,752,650	$1,792,547

See accompanying notes to consolidated financial statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001, and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. All of the employees of Allegheny Energy, except employees of Allegheny Energy Global Markets, LLC and Allegheny Energy Supply Lincoln Generating Facility, LLC, are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the second quarter of 2001 and 2000 were $36.0 million and $34.3 million, respectively. The total billings by AESC (including capital) to the Company for the six months ended June 30, 2001 and 2000, were $69.6 million and $67.1 million, respectively. The Company purchases power from its affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), under fixed price multi-year contracts. The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had no pool borrowings outstanding at June 30, 2001, or December 31, 2000.

3. On June 30, 2001, the Company's reserve for adverse power purchase commitments was $290.8 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

4. The Company is subject to various laws, regulations, and uncertainties as to environmental matters.

On March 4, 1994, Allegheny Energy and its regulated affiliates received notice that the Environmental Protection Agency (EPA) had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for Allegheny Energy and its regulated affiliates' share of the remediation costs based on the amount of materials sent to the site. However,

West Penn Power Company
and Subsidiaries

Allegheny Energy and its regulated affiliates estimate that their share of the cleanup liability will not exceed $1 million. The Company has accrued a reserve of $0.5 million at June 30, 2001, for its portion of the estimated liability.

Allegheny Energy and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While Allegheny Energy believes that all of the cases are without merit, Allegheny Energy cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.6 million as of June 30, 2001, for its portion of the estimated cost to settle the asbestos cases.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001, WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

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

Significant Events in the First Six Months of 2001

Regional Transmission Organization (RTO)

     On March 15, 2001, Monongahela Power Company (Monongahela Power), The Potomac Edison Company (Potomac Edison), and the Company, collectively doing business as Allegheny Power, and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand PJM through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal

West Penn Power Company
and Subsidiaries

affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

     PJM West will develop a new electric transmission system affiliation, which will expand the Mid-Atlantic energy market. Customers in the region will benefit from the expanded energy market and enhancements to the transmission system's reliability. Through this affiliation, PJM will expand its congestion management systems to function over multiple control areas and under multiple Regional Reliability Council reliability standards. The PJM West arrangement is open to, and structured to accommodate, additional energy delivery participants.

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

     On July 13, 2001, the FERC issued an order affecting the future of the electric transmission system in the United States. Ultimately, FERC envisions four large RTOs in the northeast, southeast, midwest, and west.

     In the northeast, the region that includes Allegheny Power, FERC is ordering the existing independent system operators (ISOs) - New England, New York, and PJM (including PJM West) - into mediation to discuss the formation of a single RTO and has directed that the PJM model be adopted as the platform for the RTO. Similar mediations will occur in the southeast region and it's expected that additional orders may be forthcoming for the remaining two regions. The affected parties will have 45 days to negotiate terms under the mediation of a FERC administrative law judge.

     In the order, FERC granted provisional approval of the PJM RTO and separately granted similar approval to the PJM West concept. The Company is evaluating and considering all options within the framework of the FERC order and remains committed to the continued development of the PJM West concept.

Utility Workers Union of America (UWUA) Contract Negotiations

     On April 30, 2001, the Company's collective bargaining agreement with the UWUA Local 102 expired. The parties entered into a contract

West Penn Power Company
and Subsidiaries

extension through May 31, 2001. The Company and the UWUA were unable to reach agreement on a new labor pact by this deadline. Under a federal mediator's suggestion, the parties continue to work under the terms and conditions of the prior labor agreement on a day-to-day basis. A seven-day strike notice remains in effect for the UWUA Local 102 should they decide to engage in any job action. The agreement covers 594 employees.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 141 is not expected to have a material effect on the Company.

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard, which for entities with calendar year ends will be January 1, 2002. Subsequently, an entity's goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As of June 30, 2001, the Company had no goodwill.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be evaluating the effect of adopting SFAS No. 143 on its results of operations and financial position prior to its adoption of the standard on January 1, 2003.

Review of Operations

Earnings Summary

     Earnings for the second quarter and six months ended June 30, 2001, were $26.0 million and $59.1 million, respectively, compared with $33.6 million and $53.6 million for the corresponding 2000 periods. The decrease in second quarter earnings reflects higher operating expenses

West Penn Power Company
and Subsidiaries

which were offset in part by higher operating revenues and lower interest charges. The increase in year-to-date earnings reflects higher operating revenues and lower interest charges which were partially offset by higher operating expenses. Earnings in 2001 and 2000 also reflect the beneficial effects of transition cost recovery as authorized in the Company's Pennsylvania restructuring settlement.

Sales and Revenues

     Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:
	Change from Comparable Period
	Of the Prior Year
	Three Months Ended		Six Months Ended
	Revenues	KWh	Revenues	KWh

Residential	2.8%	1.6%	6.7%	5.4%
Commercial	12.2%	(0.6)%	15.6%	2.4%
Industrial	5.8%	(7.7)%	10.7%	(6.6%)

     Residential revenues increased for the six months ended June 30, 2001, primarily due to increased kilowatt-hour sales resulting from colder winter weather. Also contributing to the increase in revenues for the six-month period were the return of choice customers to full service and increased sales from a 0.4% increase in the average number of customers served.

     The increases in revenues as compared to the related changes in sales in the commercial and industrial classes for the three- and six-month periods were due primarily to the return of choice customers to full service. In both 2001 and 2000, as a result of the Company's Pennsylvania restructuring settlement, all of the Company's regulated customers had the ability to choose an alternate energy supplier i.e., customers had the ability to choose another provider for the generation or supply portion of their service while retaining the Company's transmission and distribution services. Many of those customers choosing an alternate energy supplier in 2000 returned to the Company as their energy supplier in 2001. Such a return of customers to full service does not impact sales since the Company determines sales on the basis of kilowatt-hours delivered to customers (regardless of their energy supplier). However, such a return of customers to full service results in a significant increase in revenues due to the addition of a supply charge that the Company had not collected while the customers were using an alternate energy supplier. Thus, the return of choice customers results in no impact on kilowatt-hour sales but a significant increase in revenues. The effect on revenues of customers returning to full service was especially noticeable in the commercial and industrial classes where a higher percentage of sales were associated with choice customers returning to full service. As of June 30, 2001, less than 0.3% of the Company's customers were using alternate energy suppliers. Also contributing to the increase in commercial revenues for the six months ended June 30, 2001, were increased sales resulting from colder winter weather and a 1.7% increase in the average number of customers

West Penn Power Company
and Subsidiaries

served. Partially offsetting the increased industrial revenues from the return of choice customers in the three- and six-month periods was a significant decrease in sales to the steel industry, which had the effect of decreasing total industrial sales for the three and six months ended June 30, 2001.

     Wholesale and other revenues, including affiliates, were as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Millions of Dollars)
Wholesale customers	$4.9	$5.2	$10.4	$10.9
Affiliated companies	14.6	10.7	29.1	23.5
Street lighting and other	3.2	2.9	6.6	6.0
Total wholesale and other revenues, including affiliates	$22.7	$18.8	$46.1	$40.4

     The increases in wholesale and other revenues, including affiliates, for the three and six months ended June 30, 2001, were due primarily to increased revenues from affiliated companies. Revenues from affiliated companies consist primarily of energy sales by the Company to Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Because of the Company's transfer of generating assets to Allegheny Energy Supply in 1999, the Company no longer has generation available for sale and purchases nearly all of its energy to serve Company customers who have not chosen an alternate energy supplier from Allegheny Energy Supply. If the Company purchases more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply. Revenues from affiliated companies increased for the three- and six-month periods primarily due to this sale of excess energy back to Allegheny Energy Supply.

Operating Expenses

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies, and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA). Purchased power and exchanges, net increased $18.8 million and $38.8 million for the three and six months ended June 30, 2001, respectively, primarily due to the Company's purchase of additional energy from Allegheny Energy Supply to supply former choice customers who returned to the Company for their energy supply.

     Depreciation and amortization expense increased $2.2 million and $4.4 million for the three- and six-month periods, respectively, primarily due to higher property, plant, and equipment balances, including computer software which is amortized over comparatively short lives.

West Penn Power Company
and Subsidiaries

     Taxes other than income taxes increased $3.8 million and $4.4 million for the three- and six-month periods, respectively, and reflect increased gross receipts taxes resulting from higher revenues.

     Federal and state income taxes expense decreased $2.0 million for the three-month period and increased $5.0 million for the six-month period primarily due to a corresponding decrease and increase in pre-tax income.

Other Income and Deductions

     Other income, net decreased $3.7 million and $1.1 million for the three- and six-month periods, respectively, primarily due to decreased interest income in 2001 and litigation settlement revenue recorded in 2000. The decrease for the six-month period was partially reduced by a loss on disposition of property in 2000.

Interest Charges

     Interest on long-term debt decreased $4.3 million and $7.4 million for the three- and six-month periods, respectively, primarily due to lower average long-term debt levels. The decrease in long-term debt primarily is related to the Company's release from co-obligor status with Allegheny Energy Supply in December 2000 on $231 million of pollution control notes. These notes were assumed by Allegheny Energy Supply in conjunction with the Company's transfer of generating assets to Allegheny Energy Supply.

Financial Condition, Requirements, and Resources

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

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, the retirement of debt, and its construction program, the Company uses internally generated funds and external financings, such as the sale of common and preferred stock, and debt instruments. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capital structure objectives of the Company.

West Penn Power Company
and Subsidiaries

Internal Cash Flow

     Internal generation of cash, consisting of cash flows from operations reduced by dividends, for the six months ended June 30, 2001 and 2000, was $(5.1) million and $11.1 million, respectively. The decrease in cash flows from operations reduced by dividends was primarily due to a $90.1 million dividend payment by the Company to its parent, Allegheny Energy, Inc. (Allegheny Energy), largely offset by increased consolidated net income and various changes in current assets and liabilities.

Financing

     In the first six months of 2001, the Company redeemed $27.2 million of class A-1 6.32% transition bonds and $4.5 million of class A-2 6.63% transition bonds.

      Short-term debt is used to meet temporary cash needs. The Company had short-term debt outstanding at June 30, 2001, of $24.2 million. The Company had no short-term debt outstanding at December 31, 2000.

Impact of Change in Short-term Interest Rate

     A one-percent change in the short-term borrowing interest rate would increase forecasted short-term interest expense for the final six months of 2001 by less than $0.1 million dollars.

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

     Allegheny Energy is at the forefront of state-implemented retail competition, having negotiated settlement agreements in all of the states the Operating Subsidiaries (Monongahela Power, Potomac Edison, and the Company) serve. Pennsylvania, Maryland, and Ohio have retail choice programs in place. West Virginia's Legislature has approved a deregulation plan for Monongahela Power pending additional legislation regarding tax revenues for state and local governments. Virginia and

West Penn Power Company
and Subsidiaries

West Virginia are in the process of developing rules to implement choice.

     The regulatory environment applicable to Allegheny Energy's generation and T&D businesses will continue to undergo substantial changes, on both the federal and state level. These changes have significantly affected the nature of the power industry and the manner in which its participants conduct their business. Moreover, existing statutes and regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to Allegheny Energy or its facilities, and future changes in laws and regulations may have an effect on Allegheny Energy in ways that cannot be predicted. Some restructured markets, like California's, have recently experienced interruptions of supply and price volatility. These interruptions of supply and price volatility have been the subject of significant media coverage, much of which has been critical of the restructuring initiatives. In some of these restructured markets, including California's, government agencies and other interested parties have made proposals to re-regulate areas of these markets that have been deregulated, and, in California, legislation has been passed placing a moratorium on the sale of generating plants by regulated utilities. Proposals to re-regulate the wholesale power market have been made at the federal level. Proposals of this sort, and legislative or other attention to the electric power restructuring process in the states in which Allegheny Energy currently, or may in the future, operate, may cause this process to be delayed, discontinued, or reversed, which could have a material adverse effect on Allegheny Energy's operations and strategies.

Activities at the Federal Level

     While Allegheny Energy continues to seek enactment of federal legislation to bring choice to all retail customers, the debate in this, the 107th, Congress currently is focused on development of a much broader national energy strategy and energy security legislation. The recent changeover in control of the Senate from the Republicans to the Democrats has complicated the work of that chamber and delayed the confirmation of Bush Administration appointees necessary to allow the Administration to meaningfully engage. Two primary bills have been introduced in the U.S. Senate: S. 388, by former Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee's new chairman, Senator Jeff Bingaman of New Mexico. Senate hearings are expected throughout the summer on a national energy policy with votes planned in the fall of 2001. The primary House committee of jurisdiction, Energy and Commerce, has decided to postpone consideration only of electricity restructuring legislation until the fall in an effort to first advance the President's national energy security agenda this summer. The House Majority Whip, Representative Tom DeLay of Texas, is directing a parallel effort to craft consensus electricity restructuring legislation outside of the Energy and Commerce Committee. The Bush Administration is also drafting

West Penn Power Company
and Subsidiaries

its own electricity-restructuring bill, but when it will be sent to Congress is unclear. Among issues that may be addressed during this process are the repeal or significant revision of the Public Utility Holding Company Act (PUHCA) and Section 210 (Mandatory Purchase Provisions) of PURPA. Allegheny Energy continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April 2001 approved S. 206, legislation to repeal PUHCA. The Majority Leader can now decide when to schedule time for the legislation to be taken up by the full Senate.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania have the right to choose their electric generation suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania exceed that of any other state so far. However, the Company has retained over 99.7% of its Pennsylvania customers as of June 30, 2001. There has been very little "shopping" for electricity in the Company's service area primarily because of West Penn's low rates.

     As part of the Company's restructuring settlement in Pennsylvania, the Company retains the obligation to serve all customers who choose not to select an alternative supplier (provider of last resort) at rates that are capped at 1997 levels.

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

     On July 1, 2000, the Maryland PSC issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and affiliates,

- announces the Maryland PSC's intent to impose a royalty fee to   compensate the utility for the use by an affiliate of the utility's   name and/or logo and for other "intangible or unqualified benefits;

West Penn Power Company
and Subsidiaries

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

     Potomac Edison, along with substantially all of Maryland's gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates. The court's remand on the asymmetric pricing issue potentially has positive implications for Potomac Edison. However, depending on interpretations of the Maryland PSC's order and its application to Potomac Edison's factual situation, portions of the Maryland PSC order approved by the Court, for example the order's limitation on employee sharing, could have a material impact on Potomac Edison. The Maryland Commission also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of Potomac Edison. The Commission docketed similar proceedings for Maryland's other gas and electric companies.

     Potomac Edison and other Maryland gas and electric utilities have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals.

     The Maryland Commission has delegated Potomac Edison's supplier fees case to its Hearing Examiner Division. Settlement discussions are ongoing in that proceeding, which has been designated as Case No. 8851.

Ohio Activities

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate.

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. The stipulation was approved by the Public Utilities Commission of Ohio on October 5, 2000, pending a 30-day review period. The restructuring plan allowed Monongahela Power to transfer its Ohio generating assets to Allegheny Energy Supply at net book value and that transfer was made effective June 1, 2001.

West Penn Power Company
and Subsidiaries

Virginia Activities

     The Virginia Electric Utility Restructuring Act (Restructuring Act) became law on March 25, 1999. All state utilities were required to submit a restructuring plan by January 1, 2001, to be effective on January 1, 2002.

     Accordingly, Potomac Edison filed Phase II of the Functional Separation Plan on December 19, 2000. Customer choice will be implemented for all customers in Potomac Edison's service territory beginning on January 1, 2002.

     The Restructuring Act was amended during the 2000 General Assembly legislative session to direct the Virginia State Corporation Commission (Virginia SCC) to prepare for legislative approval, a plan for competitive metering and billing and to authorize the Virginia SCC to implement a consumer education program on electric choice, funded through its regulatory tax. On December 12, 2000, the Virginia SCC issued a report on competitive metering and billing. Its recommendations include allowing licensed electricity suppliers to provide billing services, with the customer selecting its preferred billing option. The Virginia SCC also recommended that legislative action on competitive metering be deferred pending further study, due to the complexities of the issue and limited competitive metering activities nationally. On May 15, 2001, the Virginia SCC initiated proceedings to establish rules and regulations for consolidated billing services, competitive metering, and customer minimum stay periods.

     On July 11, 2000, the Virginia SCC issued an order approving the Company's separation plan, permitting the transfer of Potomac Edison's generating assets and the provisions of the Phase I application.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC, including an application by Potomac Edison to participate in a regional transmission entity (PJM West).

West Virginia Activities

     In January 2000, the Public Service Commission of West Virginia (W.Va. PSC) submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. However, the Legislature did not take up the issue of electric restructuring or the relevant tax issues during the 2001 legislative session.

     As approved by the W.Va. PSC, Potomac Edison transferred its generating assets to Allegheny Energy Supply in August 2000. In accordance with the same restructuring agreement, Potomac Edison and

West Penn Power Company
and Subsidiaries

Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

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

     As of June 30, 2001, the Company had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS No. 133.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Part II - Other Information to Form 10-Q

For the Quarter Ended June 30, 2001

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
  No reports on Form 8-K were filed on behalf of the Company or the Quarter ended June 30, 2001.

  Exhibit 12 - Computation of ratio of earnings to fixed
  charges.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PENN POWER COMPANY

/S/ T. J. KLOC .
T.J. Kloc, Controller
(Chief Accounting Officer)

August 14, 2001