Form 10-Q
period 2001-09-30
WEST PENN POWER CO
filed 2001-11-14
CIK 105839

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

     At November 14, 2001, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended September 30, 2001

Index

PART I-FINANCIAL INFORMATION:	Page No.
Consolidated Statement of Operations - Three and nine months ended September 30, 2001 and 2000	3
Consolidated Statement of Cash Flows - Nine months ended September 30, 2001 and 2000	4
Consolidated Balance Sheet - September 30, 2001 And December 31, 2000	5-6
Notes to Consolidated Financial Statements	7-9
Management's Discussion and Analysis of Financial Condition and Results of Operations	10-23
PART II-OTHER INFORMATION	24-25

3

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000*	2001	2000*

OPERATING REVENUES:
Residential	$102,093	$ 96,638	$317,658	$298,652
Commercial	64,088	60,225	184,033	163,990
Industrial	83,691	85,131	251,060	236,354
Wholesale and other, including affiliates	16,696	17,217	62,835	57,660
Transmission services and bulk power sales	6,233	7,317	18,372	17,979
Total Operating Revenues	272,801	266,528	833,958	774,635

OPERATING EXPENSES:
Operation:
Purchased power and exchanges, net	153,194	141,644	459,415	409,048
Other	29,541	29,277	88,699	88,688
Maintenance	10,953	9,432	30,422	27,287
Depreciation and amortization	17,473	15,063	52,434	45,596
Taxes other than income taxes	12,331	12,091	37,709	33,116
Federal and state income taxes	11,974	13,795	43,817	40,664
Total Operating Expenses	235,466	221,302	712,496	644,399
Operating Income	37,335	45,226	121,462	130,236

OTHER INCOME AND DEDUCTIONS:
Allowance for other than borrowed funds
used during construction	101	(11)	287	103
Other income, net	519	1,428	1,502	3,480
Total Other Income and Deductions	620	1,417	1,789	3,583

Income Before Interest Charges	37,955	46,643	123,251	133,819

INTEREST CHARGES:
Interest on long-term debt	12,065	15,942	37,163	48,422
Other interest	587	764	1,963	2,210
Allowance for borrowed funds used during
construction	(143)	(35)	(423)	(427)
Total Interest Charges	12,509	16,671	38,703	50,205

CONSOLIDATED NET INCOME	$ 25,446	$ 29,972	$ 84,548	$ 83,614

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

4

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Nine Months Ended
	September 30

	2001	2000*
CASH FLOWS FROM OPERATIONS:
Consolidated net income	$ 84,548	$ 83,614
Depreciation and amortization	52,434	45,596
Amortization of adverse power purchase contract	(7,483)	(11,014)
Deferred investment credit and income taxes, net	1,375	(1,096)
Allowance for other than borrowed funds used during construction	(287)	(103)
Changes in certain assets and liabilities:
Accounts receivable, net	8,136	(19,219)
Materials and supplies	2,280	(857)
Prepaid taxes	268	1,628
Accounts payable	(1,959)	(32,103)
Accounts payable to affiliates, net	22,525	(1,239)
Taxes accrued	(14,212)	(4,047)
Interest accrued	2,439	(3,229)
Other, net	(6,834)	(2,961)
	143,230	54,970

CASH FLOWS USED IN INVESTING:
Regulated operations construction expenditures (less allowance
for other than borrowed funds used during construction)	(47,549)	(37,909)

CASH FLOWS FROM (USED IN) FINANCING:
Restricted funds		2,780
Retirement of long-term debt	(46,248)	(33,177)
Notes receivable from affiliates	38,600	(2,550)
Dividends on common stock	(90,138)
	(97,786)	(32,947)

NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS	(2,105)	(15,886)
Cash and temporary cash investments at January 1	6,116	19,288
Cash and temporary cash investments at September 30	$ 4,011	$ 3,402

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amount capitalized)	$ 35,111	$ 43,623
Income taxes	41,702	39,442

See accompanying notes to consolidated financial statements.

*Certain amounts have been reclassified for comparative purposes.

5

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	September 30,	December 31,
ASSETS:	2001	2000
Property, Plant, and Equipment:
In service, at original cost	$1,665,154	$1,628,824
Construction work in progress	29,341	25,459
	1,694,495	1,654,283
Accumulated depreciation	(575,772)	(543,000)
	1,118,723	1,111,283

Investments and Other Assets	358	443

Current Assets:
Cash and temporary cash investments	4,011	6,116
Accounts receivable:
Electric service	152,224	158,758
Other	2,458	5,851
Allowance for uncollectible accounts	(16,213)	(18,004)
Notes receivable from affiliates	2,400	41,000
Materials and supplies - at average cost	15,383	17,663
Deferred income taxes	6,598
Prepaid taxes	6,558	6,826
Regulatory assets	25,019	22,049
Other	3,031	1,196
	201,469	241,455
Deferred Charges:
Regulatory assets	409,872	428,953
Unamortized loss on reacquired debt	2,837	3,169
Other	9,042	7,244
	421,751	439,366
Total Assets	$1,742,301	$1,792,547

6
WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	September 30,	December 31,
	2001	2000

CAPITALIZATION AND LIABILITIES:
Capitalization:
Common stock	$ 65,842	$ 65,842
Other paid-in capital	244,239	244,239
Retained earnings	106,450	112,040
	416,531	422,121
Long-term debt and QUIDS	592,030	678,284
	1,008,561	1,100,405
Current Liabilities:
Long-term debt due within one year	100,345	60,184
Accounts payable	29,126	31,085
Accounts payable to affiliates, net	35,346	12,821
Taxes accrued:
Federal and state income	10,280	12,148
Other	665	13,009
Interest accrued	3,985	1,546
Deferred income taxes		3,373
Adverse power purchase commitments	24,839	24,839
Other	8,891	6,480
	213,477	165,485
Deferred Credits and Other Liabilities:
Unamortized investment credit	20,188	20,899
Deferred income taxes	201,849	189,302
Obligations under capital leases	12,105	11,267
Regulatory liabilities	15,163	15,162
Adverse power purchase commitments	259,709	278,338
Other	11,249	11,689
	520,263	526,657

Total Capitalization and Liabilities	$1,742,301	$1,792,547

See accompanying notes to consolidated financial statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2000, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001, and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the third quarter of 2001 and 2000 were $36.1 million and $39.3 million, respectively. The total billings by AESC (including capital) to the Company for the nine months ended September 30, 2001 and 2000, were $105.9 million and $106.3 million, respectively.

The Company purchases nearly all of the power necessary to serve its customers who do not choose an alternate electric provider from its unregulated generation company affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), in accordance with agreements approved by the Federal Energy Regulatory Commission (FERC). The expense from these purchases is reflected in "Purchased power and exchanges, net" on the Consolidated Statement of Operations. For the third quarter of 2001 and 2000, the Company purchased power from Allegheny Energy Supply of $142.9 million and $134.1 million, respectively. For the first nine months of 2001 and 2000, the Company purchased power from Allegheny Energy Supply of $424.6 million and $376.8 million, respectively. If the Company purchases more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply and is reflected as operating revenues in "Wholesale and other, including affiliates" on the Consolidated Statement of Operations. For the third quarter of 2001 and 2000, the Company sold excess energy back to Allegheny Energy Supply of $4.2 million and $5.6 million, respectively. For the first nine months of 2001 and 2000, the Company sold excess energy back to Allegheny Energy Supply of $24.2 million and $16.7 million, respectively.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The

West Penn Power Company

and Subsidiaries

Company had no money pool borrowings outstanding at September 30, 2001, or December 31, 2000. The Company had investments in the money pool of $2.4 million and $41.0X. million at September 30, 2001, and December 31, 2000, respectively.

3. In the first nine months of 2001, the Company redeemed $27.2 million of class A-1 6.32% transition bonds and $19.1 million of class A-2 6.63% transition bonds.

4. As of September 30, 2001, the Company's reserve for adverse power purchase commitments was $284.5 million based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

5. The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

On March 4, 1994, the Company and its regulated affiliates, Monongahela Power Company and The Potomac Edison Company, received notice that the Environmental Protection Agency (EPA) had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $0.5 million, which has been accrued as a liability at September 30, 2001.

The Company and its regulated affiliates have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.5 million as of September 30, 2001, for its portion of the estimated cost to settle the asbestos cases to avoid the anticipated cost of defense.

In September 2001, the Utility Workers Union of America (UWUA) filed a petition with the Pennsylvania Public Utility Commission (Pennsylvania PUC). The UWUA has requested that the Pennsylvania PUC determine that the initial public offering of common stock of the proposed new parent holding company of Allegheny Energy Supply and the subsequent distribution of shares of common stock of that holding company to Allegheny Energy's stockholders be treated under the Pennsylvania deregulation settlement order as a "sale" of the generating assets previously transferred to Allegheny Energy Supply by the Company. If the UWUA is successful in its claim and the initial public offering and distribution constitute a sale, Allegheny Energy will be required to use

West Penn Power Company

and Subsidiaries

the proceeds of the initial public offering to offset and reduce the $670 million in stranded generating costs that the Company is entitled to recover from its Pennsylvania customers as a surcharge. The UWUA contends that the initial public offering should be used to value the generating assets transferred from the Company and that this amount be returned to the Company. Although Allegheny Energy does not believe that the UWUA petition has merit, Allegheny Energy cannot predict the outcome of the Pennsylvania PUC determination or, if the UWUA is successful in its claim, its effect on the initial public offering and distribution.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001, WITH THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

     Factors that could cause actual results of the Company to differ materially include, among others, the following: general and economic and business conditions, including the continuing impact on the economy and deregulation activity caused by the September 11, 2001, terrorist attacks; industry capacity; changes in technology; changes in political, social, and economic conditions; changes in the price of purchased power; changes in laws and regulations applicable to the Company; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; and changes in business strategy, operations, or development plans.

Significant Events in the First Nine Months of 2001

Allegheny Energy, Inc. (Allegheny Energy) Seeks Approval for Initial Public Offering of Allegheny Energy Supply Company, LLC (Allegheny Energy Supply)

     On July 23, 2001, Allegheny Energy filed a U-1 application with the Securities and Exchange Commission (SEC), seeking approval of an initial public offering of up to 18 percent of the common stock in a new holding company, which would own 100 percent of the business of its unregulated generating subsidiary, Allegheny Energy Supply. Allegheny Energy also

West Penn Power Company

and Subsidiaries

announced that it expects to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company on a tax-free basis within 24 months following the completion of the initial public offering. The initial public offering and the distribution of Allegheny Energy's remaining equity ownership of the Allegheny Energy Supply holding company are subject to market and other conditions.

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act of 1935 (PUHCA). The purpose of the initial public offering and distribution is to permit Allegheny Energy's regulated utility operations, which include the Company, and Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     The filing of the U-1 application marks Allegheny Energy's first official step in the initial public offering process. Allegheny Energy expects to file a Registration Statement on Form S-1 in connection with the initial public offering with the SEC.

Rate Matters

For discussion of a rate related matter, see "Utility Workers Union of America (UWUA) Contract Negotiations" below.

Regional Transmission Organization (RTO)

     On March 15, 2001, Monongahela Power Company (Monongahela Power), The Potomac Edison Company (Potomac Edison), and the Company, collectively doing business as Allegheny Power, and Pennsylvania-New Jersey-Maryland Interconnection, LLC (PJM) filed documents with the Federal Energy Regulatory Commission (FERC) to expand the PJM market through the creation of PJM West. The filing represents collaboration between Allegheny Power, PJM, and numerous stakeholders. Allegheny Power and PJM have requested in the filing that FERC approve the proposal affirming that the PJM West arrangement meets all FERC Order 2000 requirements.

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

West Penn Power Company

and Subsidiaries

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

     On July 12, 2001, the FERC approved the application filed by PJM and Allegheny Energy's regulated utility subsidiaries to join the PJM market through an arrangement called PJM-West. Among the relevant provisions of FERC's order was a requirement that Allegheny Energy and PJM participate in a FERC-sponsored mediation under the guidance of an administrative law judge to encourage the formation of a single RTO covering the Northeastern region of the United States. The initial phase of the mediation concluded on September 17, 2001, with the submission of the business plan developed by the diverse group of mediation participants and the administrative law judge to FERC for approval. The business plan outlines a comprehensive process for the development and implementation of fully-integrated markets throughout the Northeastern region of the United States, as well as a single RTO to administer those markets and to promote development of new infrastructure. The business plan contemplates full operation of a single Northeastern market between the fourth quarter of 2003 and the fourth quarter of 2004. The PJM market model is the platform for the Northeastern RTO market, but the PJM model will have to be modified to accommodate certain "best practices" currently used in markets administered by the New York Independent System Operator, Inc. and ISO New England, Inc. These "best practices" are not yet fully defined. In addition, governance of the Northeast RTO has not yet been determined. Accordingly, Allegheny Energy is unable to determine the impact formation of the Northeast RTO may have on its results of operations and business strategy.

Utility Workers Union of America (UWUA) Contract Negotiations

     On April 30, 2001, the collective bargaining agreement between Allegheny Energy Service Corporation (AESC), an affiliate that employs all of the employees who work on behalf of the Company (see note 2), and the UWUA Local 102 expired. The parties entered into a contract extension through May 31, 2001. AESC and the UWUA were unable to reach agreement on a new labor pact by this deadline. Under a federal mediator's suggestion, the parties continue to work under the terms and conditions of the prior labor agreement on a day-to-day basis. A seven-day strike notice remains in effect for the UWUA Local 102 should they decide to engage in any job action. The agreement covers approximately 600 employees who work on behalf of the Company.

West Penn Power Company

and Subsidiaries

     In September 2001, the UWUA filed a petition with the Pennsylvania Public Utility Commission (Pennsylvania PUC). The UWUA has requested that the Pennsylvania PUC determine that the initial public offering of common stock of the proposed new parent holding company of Allegheny Energy Supply and the subsequent distribution of shares of common stock of that holding company to Allegheny Energy's stockholders be treated under the Pennsylvania deregulation settlement order as a "sale" of the generating assets previously transferred to Allegheny Energy Supply by the Company. If the UWUA is successful in its claim and the initial public offering and distribution constitute a sale, Allegheny Energy will be required to use the proceeds of the initial public offering to offset and reduce the $670 million in stranded generating costs that the Company is entitled to recover from its Pennsylvania customers as a surcharge. The UWUA contends that the initial public offering should be used to value the generating assets transferred from the Company and that this amount be returned to the Company. Although Allegheny Energy does not believe that the UWUA petition has merit, Allegheny Energy cannot predict the outcome of the Pennsylvania PUC determination or, if the UWUA is successful in its claim, its effect on the initial public offering and distribution.

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

     SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the standard, which for entities with calendar year ends will be January 1, 2002. Subsequently, an entity's goodwill will be tested annually for impairment. Intangible assets other than goodwill will continue to be amortized over their useful lives and reviewed for impairment. As of September 30, 2001, the Company had no goodwill.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard, which the Company will adopt on January 1, 2003, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the useful life of the asset. Upon settlement of the liability, an entity either will settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company will be

West Penn Power Company

and Subsidiaries

evaluating the effect of adopting SFAS No.143 on its results of operations and financial position prior to its adoption of the standard.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard, which the Company will adopt on January 1, 2002, establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is not expected to have a material effect on the Company.

Review of Operations

Earnings Summary

     Earnings for the third quarter and nine months ended September 30, 2001, were $25.4 million and $84.5 million, respectively, compared with $30.0 million and $83.6 million for the corresponding 2000 periods. The decrease in third quarter earnings reflects higher operating expenses, which were offset in part by higher operating revenues and lower interest charges. The increase in year-to-date earnings reflects higher operating revenues and lower interest charges that were partially offset by higher operating expenses. Earnings in 2001 and 2000 also reflect the beneficial effects of transition cost recovery as authorized in the Company's Pennsylvania restructuring settlement.

Sales and Revenues

     Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were:
	Change from Comparable Period
	Of the Prior Year
	Three Months Ended		Nine Months Ended
	Revenues	KWh	Revenues	KWh

Residential	5.6%	6.4%	6.4%	5.7%
Commercial	6.4%	1.8%	12.2%	2.2%
Industrial	(1.7%)	(5.3%)	6.2%	(6.1%)

     Residential revenues increased $5.5 million and $19.0 million for the third quarter and first nine months of 2001, respectively, primarily due to increased kilowatt-hour sales resulting from colder winter and warmer summer weather. Also contributing to the increase in revenues for both periods was increased sales from a 0.4% increase in the average number of customers served.

     Commercial revenues increased $3.9 million and $20.0 million for the third quarter and first nine months of 2001, respectively, primarily due to the return of choice customers to full service (see explanation below). Also contributing to the increases in commercial revenues for

West Penn Power Company

and Subsidiaries

the third quarter and first nine months of 2001 were increased sales resulting from a 1.5% increase in the average number of customers served and colder winter and warmer summer weather.

     Industrial revenues decreased $1.4 million for the third quarter of 2001 due to decreased sales, primarily to the steel industry, largely offset by increased revenues from choice customers returning to full service (see explanation below). Industrial revenues increased $14.7 million for the first nine months of 2001 due to the return of choice customers to full service (see explanation below), partially offset by decreased sales, primarily to the steel industry.

     The return of choice customers to full service had no effect on sales but had the effect of increasing revenues. As a result of the Company's restructuring settlement, beginning in January 1999 two-thirds of the Company's customers were permitted to choose an alternate energy supplier-that is, customers had the ability to choose another provider for the generation or supply portion of their service while retaining the Company's transmission and distribution services. All of the Company's customers were permitted to make this choice beginning in January 2000. Many of those customers choosing an alternate energy supplier began returning to the Company as their energy supplier during 2000, particularly in the third quarter of 2000 and thereafter. Such a return of customers to full service does not impact sales since the Company determines sales on the basis of kilowatt-hours delivered to customers (regardless of their energy supplier). However, such a return of customers to full service results in a significant increase in revenues due to the addition of a supply charge that the Company had not collected while the customers were using an alternate energy supplier. Thus, the return of choice customers results in no impact on kilowatt-hour sales but a significant increase in revenues. The effect on revenues of customers returning to full service was especially noticeable in the commercial and industrial classes where a higher percentage of sales were associated with choice customers returning to full service. As of September 30, 2001, less than 0.3% of the Company's customers were using alternate energy suppliers.

     Wholesale and other revenues, including affiliates, is composed of revenues from wholesale customers, affiliated companies, street lighting, and other sources. The $5.2 million increase in wholesale and other revenues, including affiliates, for the first nine months of 2001 was primarily due to increased revenues from affiliated companies. Revenues from affiliated companies consist primarily of energy sales by the Company to Allegheny Energy Supply. Because of the Company's transfer of generating assets to Allegheny Energy Supply in 1999, the Company no longer has generation available for sale and purchases nearly all of its energy to serve Company customers who have not chosen an alternate energy supplier from Allegheny Energy Supply. If the Company purchases more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply. Revenues from affiliated companies increased for the first nine months of 2001 primarily due to this sale of excess energy back to Allegheny Energy Supply.

West Penn Power Company

and Subsidiaries

Operating Expenses

     Purchased power and exchanges, net, represents power purchases from and exchanges with other companies, including affiliated companies, and purchases from qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA). Purchased power and exchanges, net increased $11.6 million and $50.4 million for the third quarter and first nine months of 2001, respectively, primarily due to the Company's purchase of additional energy from Allegheny Energy Supply to supply former choice customers who returned to the Company for their energy supply.

     Maintenance expense increased $3.1 million for the first nine months of 2001 primarily due to higher maintenance costs related to the Company's distribution system.

     Depreciation and amortization expense increased $2.4 million and $6.8 million for the third quarter and first nine months of 2001, respectively, primarily due to higher property, plant, and equipment balances, including computer software which is amortized over comparatively short lives.

     Taxes other than income taxes increased $4.6 million for the first nine months of 2001, and reflect increased gross receipts taxes resulting from higher revenues.

     Federal and state income taxes expense decreased $1.8 million for the third quarter of 2001 and increased $3.2 million for the first nine months of 2001 primarily due to a corresponding decrease and increase in pre-tax income.

Other Income and Deductions

     Other income, net decreased $2.0 million for the first nine months of 2001 primarily due to decreased interest income in 2001 and litigation settlement revenue recorded in 2000, partially reduced by a loss on disposition of property in 2000.

Interest Charges

     Interest on long-term debt decreased $3.9 million and $11.3 million for the third quarter and first nine months of 2001, respectively, primarily due to lower average long-term debt levels. The decrease in long-term debt primarily is related to the Company's release from co-obligor status with Allegheny Energy Supply in December 2000 on $231 million of pollution control notes. Allegheny Energy Supply assumed these notes in conjunction with the Company's transfer of generating assets to Allegheny Energy Supply.

Financial Condition, Requirements, and Resources

     The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form

West Penn Power Company

and Subsidiaries

10-K for the year ended December 31, 2000, should be read with the following information.

     In the normal course of business, the Company is subject to various contingencies and uncertainties relating to its operations and construction programs, including legal actions and regulations and uncertainties related to environmental matters.

Liquidity and Capital Requirements

     To meet cash needs for operating expenses, the payment of interest and dividends, the retirement of debt and certain preferred stocks, and for acquisitions and construction programs, the Company and its subsidiaries have used internally generated funds (net cash provided by operating activities less common dividends) and external financings, such as the sale of common stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the companies' cash needs, and capital structure objectives of the Company. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and market conditions.

Cash Flow Summary

     Cash flows from operations increased $88.3 million in the first nine months of 2001 reflecting changes in accounts receivable and accounts payable levels.

     Cash flows used in investing activities increased $9.6 million in the first nine months of 2001 reflecting higher construction expenditures.

     Cash flows used in financing activities increased $64.8 million in the first nine months of 2001 reflecting dividends paid on common stock in 2001, partially offset by cash received on notes receivable from affiliates.

Financing

     In the first nine months of 2001, the Company redeemed $27.2 million of class A-1 6.32% transition bonds and $19.1 million of class A-2 6.63% transition bonds.

      Short-term debt is used to meet temporary cash needs. The Company had no short-term debt outstanding at September 30, 2001, or December 31, 2000.

Impact of Change in Short-term Interest Rate

     A one-percent change in the short-term borrowing interest rate would have no impact on forecasted short-term interest expense for the final three months of 2001 because the Company is forecasting no short-term borrowing during that period.

West Penn Power Company

and Subsidiaries

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

     The regulatory environment applicable to Allegheny Energy's generation and transmission and distribution businesses will continue to undergo substantial changes, on both the federal and state level. These changes have significantly affected the nature of the power industry and the manner in which its participants conduct their business. Moreover, existing statutes and regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to Allegheny Energy or its facilities, and future changes in laws and regulations may have an effect on Allegheny Energy in ways that cannot be predicted. Some markets, like California, have recently experienced interruptions of supply and price volatility. These interruptions of supply and price volatility have been the subject of a significant amount of press coverage, much of which has been critical of the restructuring initiatives. In some of these markets, including California, government agencies and other interested parties have made proposals to re-regulate areas of these markets that have been deregulated, and, in California, legislation has been passed placing a moratorium on the sale of generating plants by regulated utilities. Proposals to re-regulate the wholesale power market have been made at the federal level. Proposals of this sort, and legislative or other attention to the electric power restructuring process in the states in which Allegheny Energy currently, or may in the future, operate, may cause this process to be delayed, discontinued, or reversed, which could have a material adverse effect on Allegheny Energy's operations and strategies.

West Penn Power Company

and Subsidiaries

Activities at the Federal Level

     The tragic events of September 11th, when the World Trade Center and Pentagon were attacked, have altered the agenda of the 107th Congress. The Congress and the Bush Administration are primarily focused on responding to these attacks. Part of that response may well be the consideration of energy security legislation currently in development. Allegheny Energy is lobbying for the inclusion of important electricity restructuring provisions in this legislation, including the repeal or significant revision of PUHCA, as well as for critical infrastructure protection legislation. Prior to the attack, two primary bills had been introduced in the U.S. Senate: S. 388, by former Energy and Natural Resources Committee Chairman Senator Frank Murkowski of Alaska and S. 597 by the committee's new chairman, Senator Jeff Bingaman of New Mexico. Provisions from these bills could be included in the new energy legislation. The primary House committee of jurisdiction, Energy and Commerce, initially passed the President's national energy security proposal and is only now considering electricity-restructuring legislation. Among issues that are being addressed in this legislation are the repeal or significant revision of PUHCA and Section 210 (Mandatory Purchase Provisions) of PURPA. The Company continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete and anticompetitive and that PURPA results in utility customers paying above-market prices for power. Separately, the Senate Banking Committee in April 2001 approved S. 206, legislation to repeal PUHCA. The Majority Leader can now decide when to schedule time for the legislation to be taken up by the full Senate or include it in the energy legislation currently being drafted.

Pennsylvania Activities

     As of January 2, 2000, all electricity customers in Pennsylvania have the right to choose their electric generation suppliers. The number of customers who have switched suppliers and the amount of electrical load transferred in Pennsylvania exceed that of any other state so far. However, the Company has retained over 99.7% of its Pennsylvania customers as of September 30, 2001. There has been very little "shopping" for electricity in the Company's service area primarily because of the Company's low rates.

     As part of the Company's restructuring settlement in Pennsylvania, the Company retains the obligation to serve all customers who choose not to select an alternative supplier (provider of last resort) at rates that are capped at 1997 levels.

     The status of electric energy competition in Maryland, Ohio, Virginia, and West Virginia in which affiliates of the Company serve are as follows:

Maryland Activities

West Penn Power Company

and Subsidiaries

     On June 7, 2000, the Maryland Public Service Commission (Maryland PSC) approved the transfer of the generating assets of Potomac Edison to Allegheny Energy Supply. The transfer was made in August 2000. Maryland customers of Potomac Edison have had the right to choose an alternate electric supplier since July 1, 2000, although the Maryland PSC has not yet finalized all of the rules that will govern customer choice in the state.

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

- requires asymmetric pricing for asset transfers between utilities and   their affiliates. Asymmetric pricing requires that transfers of assets   from the regulated utility to an affiliate be recorded at the greater   of book cost or market value while transfers of assets from the   affiliate to the regulated utility be recorded at the lesser of book   costs or market value.

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

     Potomac Edison, and other Maryland gas and electric utilities, have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals. A Stipulation and Settlement Agreement was filed with the Maryland PSC on July 30, 2001. A Proposed Order of Hearing Examiner approved the settlement agreement on August 16, 2001, which became a final order on September 18, 2001.

Ohio Activities

West Penn Power Company

and Subsidiaries

     The Ohio General Assembly passed legislation in 1999 to restructure its electric utility industry. All of the state's customers were able to choose their electricity supplier starting January 1, 2001, beginning a five-year transition to market rates. Residential customers are guaranteed a 5% cut in the generation portion of their rate.

     Monongahela Power reached a stipulated agreement with major parties on a transition plan to bring electric choice to its 29,000 Ohio customers. A limited number of Monongahela Power's Ohio customers have switched to another supplier, as Monongahela Power's rates remain among the lowest of investor-owned utilities in the state. The restructuring plan allowed Monongahela Power to transfer its Ohio generating assets to Allegheny Energy Supply at book value and that transfer was made effective June 1, 2001.

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

     On July 11, 2000, the Virginia SCC issued an order approving Potomac Edison's separation plan, permitting the transfer of Potomac Edison's generating assets and the provisions of the Phase I application.

     Various rulemaking proceedings to implement customer choice are ongoing before the Virginia SCC, including an application by Potomac Edison to participate in a regional transmission entity (PJM West).

West Penn Power Company

and Subsidiaries

West Virginia Activities

     Electric restructuring in West Virginia remains unresolved and awaits further legislative action, largely due to uneasiness among state leaders due to the turmoil experienced in California. In January 2000, the Public Service Commission of West Virginia (W.Va. PSC) submitted a restructuring plan to the Legislature for approval that would open full retail competition on January 1, 2001. On March 11, 2000, the West Virginia Legislature approved the W.Va. PSC's plan, but assigned the tax issues surrounding the plan to a legislative subcommittee for further study. The start date of competition is contingent upon the necessary tax changes being made and approved by the Legislature. However, the Legislature did not take up the issue of electric restructuring or the relevant tax issues during the 2001 legislative session. Allegheny Energy anticipates that legislative action to implement the West Virginia plan will be sought in 2002.

     As approved by the W.Va. PSC, Potomac Edison transferred its generating assets to Allegheny Energy Supply in August 2000. In accordance with the same restructuring agreement, Potomac Edison and Monongahela Power implemented a commercial and industrial rate reduction program on July 1, 2000.

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

     These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in earnings or other comprehensive income and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 could increase the volatility in entities' reported earnings and other comprehensive income.

West Penn Power Company

and Subsidiaries

     As of September 30, 2001, the Company had no financial instruments, commodity contracts, or other commitments that required recognition as assets or liabilities on the balance sheet at fair value under the provisions of SFAS No. 133.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Part II - Other Information to Form 10-Q

For the Quarter Ended September 30, 2001

ITEM 5.    OTHER INFORMATION

     On July 23, 2001, Allegheny Energy, Inc. (Allegheny Energy) filed a U-1 application with the Securities and Exchange Commission (SEC), seeking approval of an initial public offering (IPO) of up to 18 percent of the common stock in a new holding company, which would own 100 percent of Allegheny Energy's unregulated generating subsidiary, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply). Allegheny Energy also expects, subject to market and other conditions, to distribute to the holders of its common stock its remaining equity ownership of the Allegheny Energy Supply holding company during 2002 in a tax-free distribution.

     The U-1 application seeks the authorizations required under the Public Utility Holding Company Act of 1935 (PUHCA). The purpose of the IPO and distribution is to permit Allegheny Energy's regulated utility operations and Allegheny Energy Supply to focus on their respective businesses and market opportunities and, in particular, to allow Allegheny Energy Supply to pursue its growth strategy for the electric generation business.

     These transactions would create two independent companies. Allegheny Energy will own its utility operating subsidiaries, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company (the Company), doing business as Allegheny Power, as well as its Allegheny Ventures, Inc. The newly created holding company will own the businesses of Allegheny Energy Supply. The filing of the U-1 application is the first step in the IPO process. Allegheny Energy expects to file a Registration Statement on Form S-1 in connection with the initial public offering with the SEC.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        No reports on Form 8-K were filed on behalf of the Company for the Quarter ended September 30, 2001.

(b)        Exhibit 12 - Computation of ratio of earnings to fixed
           charges.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST PENN POWER COMPANY

/S/ T. J. KLOC .

T.J. Kloc, Controller
(Chief Accounting Officer)

November 14, 2001