Form 10-Q
period 2002-03-31
WEST PENN POWER CO
filed 2002-05-15
CIK 105839

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

Commission File Number 1-255-2

WEST PENN POWER COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	13-5480882
(State of Incorporation)	(I.R.S. Employer Identification No.)

800 Cabin Hill Drive, Greensburg, Pennsylvania 15601

Telephone Number _ 724-837-3000

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     At May 15, 2002, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended March 31, 2002

Index

PART I_FINANCIAL INFORMATION:	Page No.
Item 1. Financial Statements
Consolidated Statement of Operations _ Three months ended March 31, 2002 and 2001	3
Consolidated Statement of Cash Flows _ Three months ended March 31, 2002 and 2001	4
Consolidated Balance Sheet _ March 31, 2002 And December 31, 2001	5-6
Notes to Consolidated Financial Statements	7-9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18-19
PART II_OTHER INFORMATION	20-21

3

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of Dollars)

	Unaudited
	Three Months Ended
	March 31
	2002	2001*

Operating Revenues:
Residential	$113,960	$119,998
Commercial	64,667	60,504
Industrial	88,012	82,579
Wholesale and other, including affiliates	19,444	23,451
Transmission services and bulk power sales	4,661	6,294
Total Operating Revenues	290,744	292,826

Operating Expenses:
Operation:
Purchased energy and transmission	172,489	165,602
Other	41,246	32,248
Depreciation and amortization	18,300	17,795
Taxes other than income taxes	18,533	13,180
Federal and state income taxes	10,447	18,532
Total Operating Expenses	261,015	247,357
Operating Income	29,729	45,469

Other Income and Deductions:
Allowance for other than borrowed funds used during
construction	197	151
Other income, net	11,486	713
Total Other Income and Deductions	11,683	864

Consolidated Income Before Interest Charges	41,412	46,333

Interest Charges:
Interest on long-term debt and other interest	12,190	13,408
Allowance for borrowed funds used during construction	(206)	(158)
Total Interest Charges	11,984	13,250

Consolidated Net Income	$ 29,428	$ 33,083

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

4

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of Dollars)
	Unaudited
	Three Months Ended
	March 31

	2002	2001
Cash Flows From Operations:
Consolidated net income	$ 29,428	$ 33,083

Depreciation and amortization	18,300	17,795
Amortization of adverse power purchase contract	(1,558)	(2,199)
Deferred investment credit and income taxes, net	417	799
Allowance for other than borrowed funds used during construction	(197)	(151)
Gain on sale of land	(12,465)
Changes in certain assets and liabilities:
Accounts receivable, net	(2,812)	9,238
Materials and supplies	(3,259)	471
Prepaid taxes	(29,164)	(17,505)
Accounts payable	(4,099)	(1,303)
Accounts payable to affiliates	(9,823)	9,732
Taxes accrued	2,184	(4,173)
Interest accrued	2,245	2,483
Other, net	2,032	(132)
	(8,771)	48,138

Cash Flows Used in Investing:
Construction expenditures (less allowance for other than
borrowed funds used during construction)	(15,953)	(16,496)
Proceeds from sale of land	12,784
	(3,169)	(16,496)

Cash Flows From (Used in) Financing:
Retirement of long-term debt	(17,492)	(16,739)
Short-term debt, net		33,335
Notes payable to affiliates	53,900
Notes receivable from affiliates	4,750	41,000
Dividends on common stock to parent	(18,515)	(90,138)
	22,643	(32,542)

Net Change in Cash and Temporary Cash Investments	10,703	(900)
Cash and temporary cash investments at January 1	6,257	6,116
Cash and temporary cash investments at March 31	$ 16,960	$ 5,216

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$ 9,380	$ 10,384
Income taxes		7,689

See accompanying notes to consolidated financial statements.

5

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
	2002	2001
ASSETS
Property, Plant, and Equipment:
In service, at original cost	$1,680,365	$1,670,822
Construction work in progress	47,675	42,568
	1,728,040	1,713,390
Accumulated depreciation	(597,966)	(585,417)
	1,130,074	1,127,973

Investments and Other Assets	239	259

Current Assets:
Cash and temporary cash investments	16,960	6,257
Accounts receivable:
Electric service	145,318	141,957
Other	7,009	5,748
Allowance for uncollectible accounts	(18,350)	(16,540)
Notes receivable from affiliates		4,750
Materials and supplies - at average cost	19,605	16,346
Deferred income taxes	15,784	16,792
Prepaid taxes	31,026	1,862
Regulatory assets	27,787	27,418
Other	2,067	2,790
	247,206	207,380
Deferred Charges:
Regulatory assets	424,514	429,502
Unamortized loss on reacquired debt	2,609	2,723
Other	10,230	9,249
	437,353	441,474

Total Assets	$1,814,872	$1,777,086

See accompanying notes to consolidated financial statements.

6
WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of Dollars)

	Unaudited
	March 31,	December 31,
	2002	2001
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$ 65,842	$ 65,842
Other paid-in capital	244,239	244,239
Retained earnings	124,145	113,232
	434,226	423,313
Long-term debt and QUIDS	554,820	574,647
	989,046	997,960
Current Liabilities:
Long-term debt due within one year	106,231	103,845
Notes payable to affiliates	53,900
Accounts payable	28,168	32,267
Accounts payable to affiliates, net	26,525	36,348
Taxes accrued:
Federal and state income	17,372	3,872
Other	24	11,340
Interest accrued	3,950	1,705
Adverse power purchase commitments	24,839	24,839
Other	7,635	8,601
	268,644	222,817
Deferred Credits and Other Liabilities:
Unamortized investment credit	19,714	19,951
Deferred income taxes	246,640	243,456
Obligations under capital leases	13,035	12,260
Regulatory liabilities	15,361	15,255
Adverse power purchase commitments	247,717	253,499
Other	14,715	11,888
	557,182	556,309

Total Capitalization and Liabilities	$1,814,872	$1,777,086

See accompanying notes to consolidated financial statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Basis of Interim Presentation

West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. Adverse Power Purchase Commitments

During the first quarter of 2002, the Company's reserve for adverse power purchase commitments decreased by $5.8 million to $272.6 million as of March 31, 2002, based on the Company's forecast of future energy revenues and other factors. A change in the estimated energy revenues or other factors could have a material effect on the amount of the reserve for adverse power purchases.

3. Capitalization

In the first quarter of 2002, West Penn Funding LLC, a subsidiary of the Company, repaid $17.5 million of class A-2 6.63 percent transition bonds.

See also Note 7, Subsequent Event, concerning long-term debt issued in April 2002.

4. Related Party Transactions

Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the first quarter of 2002 and 2001 were $46.2 million and $33.5 million, respectively.

The Company purchases nearly all of the power necessary to serve its customers who do not choose an alternate electricity provider from its unregulated generation company affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), in accordance with agreements approved by the Federal Energy Regulatory Commission (FERC). The

West Penn Power Company

and Subsidiaries

expense from these purchases is reflected in "Purchased energy and transmission" on the consolidated statement of operations. For the first quarter of 2002 and 2001, the Company purchased power from Allegheny Energy Supply of $157.0 million and $150.0 million, respectively. If the Company purchases more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply and is reflected as operating revenues in "Wholesale and other, including affiliates" on the consolidated statement of operations. For the first quarter of 2002 and 2001, the Company sold excess energy back to Allegheny Energy Supply of $5.7 million and $9.1 million, respectively.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. The Company had borrowings outstanding from the money pool at March 31, 2002, of $53.9 million. At December 31, 2001, the Company had $4.75 million invested in the money pool.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays tax in excess of its separate return tax liability. In the first quarter of 2002, the Company received tax allocation payments from Allegheny Energy of $2.8 million. In the first quarter of 2001, the Company paid tax allocations to Allegheny Energy of $7.7 million.

5. Other Income, Net

In February 2002, the Allegheny Energy companies completed the sale of 12,000 acres of land in the Canaan Valley of West Virginia to the U.S. Fish & Wildlife Service, which will use the land to expand the Canaan Valley National Wildlife Refuge. As a result, the Company recorded a gain of approximately $12.5 million before tax ($10.4 million after taxes) in other income, net on the consolidated statement of operations.

6. Contingencies

Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

On March 4, 1994, the Company and its regulated affiliates, Monongahela Power Company (Monongahela Power) and The Potomac Edison Company (Potomac Edison), received notice that the Environmental Protection Agency (EPA) had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination

West Penn Power Company

and Subsidiaries

has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $0.5 million, which has been accrued as a liability at March 31, 2002.

Monongahela Power, Potomac Edison, and the Company have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.5 million as of March 31, 2002, for its portion of the estimated cost to settle the asbestos cases to avoid the anticipated cost of defense.

As part of the National Pollutant Discharge Elimination System permit review process at the Connellsville West Side facility, oil contamination has been noted at the facility. Steps have been taken to control the oil and monitoring is continuing at the site. The internal investigation into the source of the oil is ongoing in accordance with several Pennsylvania Department of Environmental Protection programs. The Company has accrued a liability of $0.8 million at March 31, 2002, as an estimate of the total remediation cost at the facility.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its financial position.

Letters of Credit

Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties, in accordance with certain terms and conditions. At March 31, 2002, the Company had no outstanding letters of credit.

7. Subsequent Event

In April 2002, the Company issued $80.0 million of 6.625 percent notes due April 15, 2012. The Company will use the net proceeds from the sale of the notes to redeem $70 million principal amount of 8.0 percent Quarterly Income Debt Securities (QUIDS) due June 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date, and for other corporate purposes.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF FIRST QUARTER ENDED MARCH 31, 2002, WITH FIRST QUARTER ENDED MARCH 31, 2001

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in West Penn Power Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

Certain statements within constitute forward-looking statements with respect to West Penn Power Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements toward competition in the states served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, the effect of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions, including the continuing effect on the economy caused by the September 11, 2001, terrorists' attacks; changes in industry capacity, development, and other activities within the utility industry; changes in the weather and other natural phenomena; changes in technology; changes in the price of purchased power; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard setting bodies; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN THE FIRST THREE MONTHS OF 2002

Regional Transmission Organization (RTO)

On April 1, 2002, the Company and its regulated utility affiliates_Monongahela Power Company (Monongahela Power) and The Potomac Edison Company (Potomac Edison)_collectively doing business as Allegheny Power, and the Pennsylvania _ New Jersey _ Maryland Interconnection, LLC (PJM), the electric grid operator for the mid-Atlantic region, announced that PJM's wholesale electricity market had begun operating in Allegheny Power's service territory. The collaboration between Allegheny Power and PJM, which is known as PJM West, brings Allegheny Power's

West Penn Power Company

and Subsidiaries

transmission system under PJM's functional control. This creates an integrated energy market and congestion management system operating under a single governance structure in two separate control areas and across multiple North American Electric Reliability Councils. The larger energy market provides one market with a common transmission tariff, business practices, and market tools, thus eliminating seams issues between Allegheny Power and PJM.

PJM West provides transmission service to all market participants in accordance with the requirements of the Federal Energy Regulatory Commission (FERC) Order 2000. Transmission ties between PJM and PJM West are dynamically scheduled to support the integrated energy market. The PJM West arrangement is open to accommodate additional energy delivery participants.

Union Contract Negotiations

On April 28, 2002, the negotiating teams for Allegheny Energy Service Corporation (AESC), an affiliate that employs all of the employees who work on behalf of the Company, and the Utility Workers Union of America (UWUA) System Local 102 reached a tentative agreement on a five-year contract. The ratification process is expected to take place by the end of the second quarter of 2002.

Accounting Standards

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant. SFAS Nos. 141 and 142 do not have a material effect on the Company. As of March 31, 2002, the Company had no goodwill or other intangible assets subject to the reporting provisions of SFAS No. 142.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 does not have a material effect on the Company.

West Penn Power Company

and Subsidiaries

REVIEW OF OPERATIONS

Earnings Summary

Earnings for the first quarter of 2002 were $29.4 million compared with earnings for the first quarter of 2001 of $33.1 million. The decrease in 2002 earnings was due primarily to decreased operating income, reflecting increased operating expenses, partially offset by a gain on sale of land.

Sales and Revenues

Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were as follows:

	Change from Comparable Period
	of the Prior Year
	Three Months Ended
	Revenues	kWh
Residential	(5.0%)	(8.7%)
Commercial	6.9%	(0.3%)
Industrial	6.6%	0.0%

Residential revenues decreased $6.0 million for the first quarter of 2002 primarily due to decreased kWh sales resulting from milder winter weather, partially offset by increased sales from a 0.4% increase in the average number of customers served and higher gross receipts taxes of $1.8 million. Effective January 1, 2002, the Pennsylvania Department of Revenue increased the gross receipts tax from 4.4% to 5.9% for electric distribution companies in the state, including the Company. The collection of increased gross receipts taxes did not impact the Company's earnings since these taxes are remitted to the state.

Commercial revenues increased $4.2 million for the first quarter of 2002 primarily due to the return of choice customers to full service (see explanation below), increased sales resulting from a 1.4% increase in the average number of customers served, and higher gross receipts taxes of $1.0 million.

Industrial revenues increased $5.4 million for the first quarter of 2002 primarily due to the return of choice customers to full service (see explanation below) and higher gross receipts taxes of $1.2 million.

The return of choice customers to full service had no effect on kWh sales but had the effect of increasing revenues. As a result of the Company's restructuring settlement, beginning in January 1999 two-thirds of the Company's customers were permitted to choose an alternate electricity supplier_that is, customers had the ability to choose another provider for the generation or supply portion of their service while retaining the Company's transmission and distribution services. All of the Company's customers were permitted to make this choice beginning in January 2000. Many of those customers choosing an

West Penn Power Company

and Subsidiaries

alternate electricity supplier began returning to the Company as their electricity supplier during 2000, and this trend has continued through the first quarter of 2002. Such a return of customers to full service does not impact sales since the Company determines sales on the basis of kilowatt-hours delivered to customers (regardless of their electricity supplier). However, such a return of customers to full service results in a significant increase in revenues due to the addition of a supply charge that the Company had not collected while the customers were using an alternate electricity supplier. The effect on revenues of customers returning to full service was especially noticeable in the commercial and industrial classes where a higher percentage of sales were associated with choice customers returning to full service. As of March 31, 2002, less than 0.2% of the Company's customers were using alternate electricity suppliers.

Wholesale and other revenues, including affiliates, is composed of revenues from wholesale customers, affiliated companies, street lighting, and other sources. The $4.0 million decrease in wholesale and other revenues, including affiliates, for the first quarter of 2002 was primarily due to decreased revenues from Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), the unregulated energy supply subsidiary of Allegheny Energy, Inc. (Allegheny Energy). Because of the Company's transfer of generating assets to Allegheny Energy Supply in 1999, the Company no longer has generation available for sale and purchases nearly all of its electricity to serve customers who have not chosen an alternate electricity supplier from Allegheny Energy Supply. If the Company purchases more electricity than is needed to serve its customers, the excess electricity purchased is sold back to Allegheny Energy Supply. A decrease in revenues from such sales back to Allegheny Energy Supply was the primary reason for the decrease in wholesale and other revenues, including affiliates, for the first quarter of 2002.

Operating Expenses

Purchased energy and transmission represents power purchases primarily from Allegheny Energy Supply and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA). Purchased energy and transmission increased $6.9 million for the first quarter of 2002 primarily due to purchases from Allegheny Energy Supply at higher rates. The Company purchased approximately the same amount of electricity from Allegheny Energy Supply in the first quarter of 2002 compared to the first quarter of 2001. However, under a revised rate schedule effective January 1, 2001, a portion of the electricity purchased by the Company from Allegheny Energy Supply is now subject to pricing at market-based rates. For the first quarter of 2002, the Company incurred $5.7 million of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule. The Company incurred no such costs in the first quarter of 2001. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Other operation expense increased $9.0 million for the first quarter of 2002 primarily due to increases in the following: salary and wage expense; pension expense, as a result of a change in the plan's discount

West Penn Power Company

and Subsidiaries

rate; outside services, which reflect adjustments made in 2001; and uncollectible customer accounts receivable expense.

Taxes other than income taxes expense increased $5.4 million for the first quarter of 2002 primarily due to increased gross receipts taxes. See "Sales and Revenues" above for additional details.

Federal and state income taxes expense decreased $8.1 million for the first quarter of 2002 primarily due to lower pre-tax operating income.

Other Income and Deductions

Other income, net increased $10.8 million in the first quarter of 2002 primarily due to the sale of land in Canaan Valley, West Virginia, to the U.S. Fish and Wildlife Service, which will use the land to expand the Canaan Valley National Wildlife Refuge. See Note 5 to the consolidated financial statements for additional details.

Interest Charges

Interest on long-term debt and other interest decreased $1.2 million in the first quarter of 2002 primarily due to lower average long-term debt levels due to the repayment of transition bonds.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read with the following information.

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, the retirement of debt, and its construction program, the Company has used internally generated funds (net cash provided by operating activities less common dividends) and external financings, such as the sale of common and preferred stock, debt instruments, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, the Company's cash needs, and capital structure objectives of the Company. The availability and cost of external financings depend upon the financial condition of the Company and market conditions.

The Company's ability to meet its payment obligations under its indebtedness and to fund capital expenditures will depend on its future operations. The Company's future performance is subject to regulatory, economic, financial, competitive, legislative, and other factors that are beyond its control, as discussed in "Factors That May Affect Future Results" on page 10. The Company's future performance could affect its ability to maintain its investment grade credit rating.

West Penn Power Company

and Subsidiaries

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of Allegheny Energy's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the rating on Potomac Edison's senior unsecured debt was changed to A from A+. The rating on the Company's senior unsecured debt was changed to A from A+. The commercial paper ratings of both the Company and Potomac Edison were affirmed at F1. Fitch's Rating Outlook is stable for Allegheny Energy, Potomac Edison, and the Company. Fitch is currently reviewing the credit ratings of Monongahela Power.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes Allegheny Energy Supply, Allegheny Generating Company (AGC), Monongahela Power, Potomac Edison, and the Company. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+; AGC, BBB+; Monongahela Power, BBB; Potomac Edison, BBB; and the Company, BBB+. Standard & Poor's outlooks for all companies are stable.

To enhance liquidity and meet short-term borrowing needs, the Company has access to lines of credit and an Allegheny Energy internal money pool. The Company is a participant, along with Allegheny Energy and various affiliates, in bank lines of credit totaling $400 million for general corporate purposes and as a backstop to their commercial paper programs. At March 31, 2002, the entire $400 million in bank lines of credit was supporting commercial paper of Allegheny Energy and thus unavailable to the Company. In addition to bank lines of credit, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. At March 31, 2002, the Company had borrowings outstanding from the money pool of $53.9 million. The Company has Securities and Exchange Commission (SEC) authorization for total short-term borrowings, from all sources, of $500 million.

Cash Flow

Cash flows from operations decreased $56.9 million in the first quarter of 2002 primarily due to decreased operating income, including changes in related receivables and payables, and a higher prepayment of Pennsylvania gross receipts taxes.

Cash flows used in investing activities decreased $13.3 million in the first quarter of 2002 primarily due to cash received from the sale of land in Canaan Valley, West Virginia.

Cash flows from financing activities increased $55.2 million in the first quarter of 2002 primarily due to lower dividend payments and increased cash received from affiliated companies, partially offset by decreased cash received from the issuance of short-term debt.

West Penn Power Company

and Subsidiaries

Financing

Long-term Debt

In the first quarter of 2002, West Penn Funding LLC, a subsidiary of the Company, repaid $17.5 million of class A-2 6.63 percent transition bonds.

In April 2002, the Company issued $80.0 million of 6.625 percent notes due April 15, 2012. The Company will use the net proceeds from the sale of the notes to redeem $70 million principal amount of 8.0 percent Quarterly Income Debt Securities (QUIDS) due June 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date, and for other corporate purposes.

Short-term Debt

Short-term debt is used to meet temporary cash needs. The Company had borrowings outstanding from an Allegheny Energy internal money pool at March 31, 2002, of $53.9 million. The Company had no short-term debt outstanding at December 31, 2001.

A one-percent change in the short-term borrowing interest rate would increase projected short-term interest expense by less than $0.1 million for the final nine months of 2002 based on projected short-term borrowings.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the energy industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 led to market-based regulation of the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Company and its parent, Allegheny Energy, continue to be an advocate of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure a level playing field.

Activities at the Federal Level

On April 25, 2002, the United States Senate adopted legislation (S.517) that included electricity-restructuring provisions such as the significant revision of the Public Utility Holding Company Act of 1935 (PUHCA) and merger and market power regulatory review. This legislation awaits conference action with the House of Representatives. During 2001, the primary House of Representatives committee of jurisdiction, Energy and Commerce, approved President Bush's national energy security proposal. The House of Representatives plans to join President Bush's proposal with S.517 in conference. Among the issues that must be resolved is the repeal of Section 210 (Mandatory Power Purchase Provisions) of PURPA. Allegheny Energy continues to advocate the repeal of PUHCA and Section 210 of PURPA on the grounds that they are obsolete

West Penn Power Company

and Subsidiaries

and anticompetitive and that PURPA results in utility customers paying above-market prices for power.

The status of electric energy competition in states in which affiliates of the Company serve are as follows:

Maryland Activities

On July 1, 2000, the Maryland Public Service Commission (Maryland PSC) issued a restrictive order imposing standards of conduct for transactions between Maryland utilities and their affiliates. Among other things, the order:

- restricts sharing of employees between utilities and unregulated   affiliates;

- announces the Maryland PSC's intent to impose a royalty fee to   compensate the utility for the use by an affiliate of the utility's   name and/or logo and for other intangible or unquantified   benefits; and

- requires asymmetric pricing for asset transfers between utilities   and their affiliates. Asymmetric pricing requires that transfers   of assets from the regulated utility to an affiliate be recorded at   the greater of book cost or market value, while transfers of assets   from the affiliate to the regulated utility be recorded at the   lesser of book cost or market value.

Potomac Edison, along with substantially all of Maryland's natural gas and electric utilities, filed a Circuit Court petition for judicial review and a motion for a stay of the order. On April 25, 2001, the Circuit Court issued its decision affirming much of the Maryland PSC's order, but remanding portions of the order to the Maryland PSC, including the requirement for asymmetric pricing for asset transfers between utilities and their affiliates.

Potomac Edison and other Maryland natural gas and electric utilities have noted an appeal of the Circuit Court's decision to Maryland's Court of Special Appeals. The Court of Appeals, Maryland's highest court, assumed jurisdiction over the appeal. After the filing of briefs, the Court of Appeals heard oral arguments on January 8, 2002. On April 8, 2002, the Court of Appeals issued a decision reversing the Maryland PSC's order on procedural grounds. Also on April 8, 2002, the Maryland General Assembly passed a bill that, if signed by the Governor, would nullify the Court of Appeal's decision. The Governor has not yet taken action on the bill.

The Maryland PSC also has initiated a proceeding, Case No. 8868, to investigate certain affiliated activities of Potomac Edison and has also docketed similar proceedings for Maryland's other natural gas and electric companies. Case No. 8868 is pending before a Maryland PSC Hearing Examiner. Since Case No. 8868 arises out of Maryland PSC's code of conduct order referred to above, action in Case No. 8868 appears to have slowed pending resolution of the actions by the Court of Appeals and the General Assembly.

West Penn Power Company

and Subsidiaries

The Maryland PSC has initiated a proceeding, Case No. 8907, to investigate Potomac Edison's proposed revisions to its line extension charges and policies for non-residential customers. The Maryland PSC delegated the proceeding to the Hearing Examiner Division. The Hearing Examiner held a prehearing conference on January 10, 2002, and established a procedural schedule. The parties are entering into settlement discussions. On February 28, 2002, Potomac Edison filed a motion to dismiss the non-residential line extension revisions without prejudice, citing an inability to reach a settlement with the Maryland PSC's staff. On April 15, 2002, the Maryland PSC issued an Order affirming the Hearing Examiner's dismissal of the filing without prejudice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price of electricity as discussed below. The interest rate risk exposure results from changes in interest rates related to variable- and fixed-rate debt. The Company is mandated by Allegheny Energy's Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

Allegheny Energy has a Corporate Energy Risk Policy adopted by Allegheny Energy's Board of Directors and monitored by a Risk Management Committee chaired by Allegheny Energy's Chief Executive Officer and composed of members of senior management. An independent risk management group within Allegheny Energy actively measures and monitors the risk exposures to ensure compliance with the policy and it is periodically reviewed.

As a result of the Company's restructuring plan, the Company unbundled its rates to reflect three separate charges_a generation (or supply) charge, a Competitive Transition Charge (CTC), and transmission and distribution (T&D) charges. The generation rates applied to customers not choosing an alternate electricity supplier are capped through a transition period that ends December 31, 2008.

Pursuant to agreements, Allegheny Energy Supply provides the Company with the total amount of electricity needed for those customers not choosing an alternate electricity supplier during the transition period. The original rate schedule for these agreements, effective through December 31, 2000, established fixed purchase prices corresponding to the capped generation rates charged to customers not electing an alternate electricity supplier. Thus, the cost of purchased electricity was recovered through the capped generation rates charged to customers.

Under a revised rate schedule approved by the FERC effective January 1, 2001, a portion of the electricity purchased from Allegheny Energy Supply now has a market-based pricing component that could result in higher electricity prices when market prices exceed the fixed prices

West Penn Power Company

and Subsidiaries

(corresponding to the capped generation rates). Purchased electricity prices would never be set below the established fixed prices. The amount of electricity purchased under this rate schedule that is subject to market prices escalates each year through 2008 (from 2% of total purchases in 2001 to approximately 51% in 2008). To the extent that the Company purchases electricity from Allegheny Energy Supply at market prices that exceed the established fixed prices, the Company's results of operations could be adversely affected. For the first quarter of 2002, the Company incurred $5.7 million of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule. The Company incurred no such costs in the first quarter of 2001.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Part II _ Other Information to Form 10-Q

For the Quarter Ended March 31, 2002

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

1.  (a)    Date and kind of meeting:

           The annual meeting of shareholders was held at
           Greensburg, Pennsylvania, on April 17, 2002. No proxies were solicited.

(b)    Election of Directors:

The holder of all 24,361,586 shares of common stock voted to elect the following Directors at the annual meeting to hold
office until the next annual meeting of shareholders and
until their successors are duly chosen and qualified:

Paul M. Barbas                Alan J. Noia
Richard J. Gagliardi          Jay S. Pifer
Thomas K. Henderson           Bruce E. Walenczyk
Michael P. Morell

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibit 12 _ Computation of ratio of earnings to fixed
           charges.

(b)        No reports on Form 8-K were filed on behalf of the Company for the quarter ended March 31, 2002.

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

May 15, 2002