Form 10-Q
period 2002-06-30
WEST PENN POWER CO
filed 2002-08-14
CIK 105839

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

     At August 14, 2002, 24,361,586 shares of the Common Stock (no par value) of the registrant were outstanding, all of which are held by Allegheny Energy, Inc., the Company's parent.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Form 10-Q for Quarter Ended June 30, 2002

Index

PART I-FINANCIAL INFORMATION:	Page No.
Item 1. Financial Statements
Consolidated Statement of Operations - Three and six months ended June 30, 2002 and 2001	3
Consolidated Statement of Cash Flows - Six months ended June 30, 2002 and 2001	4
Consolidated Balance Sheet - June 30, 2002 and December 31, 2001	5-6
Notes to Consolidated Financial Statements	7-10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22-23
PART II-OTHER INFORMATION:
Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	24 24

3

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Operations
(Thousands of dollars)

	Unaudited
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001*	2002	2001*

Operating Revenues:
Residential	$ 98,649	$ 95,567	$212,609	$215,565
Commercial	64,353	59,441	129,020	119,945
Industrial	90,907	84,790	178,919	167,369
Wholesale and other, including affiliates	9,311	22,688	28,755	46,139
Transmission services and bulk power sales	7,727	5,845	12,388	12,139
Total Operating Revenues	270,947	268,331	561,691	561,157

Operating Expenses:
Operation:
Purchased energy and transmission	159,339	151,295	331,828	316,897
Other	39,468	35,703	80,714	67,951
Depreciation and amortization	18,134	17,166	36,434	34,961
Taxes other than income taxes	11,501	12,198	30,034	25,378
Federal and state income taxes	11,731	13,311	22,178	31,843
Total Operating Expenses	240,173	229,673	501,188	477,030
Operating Income	30,774	38,658	60,503	84,127

Other Income and Deductions:
Allowance for other than borrowed funds
used during construction	32	35	229	186
Other income, net	922	270	12,408	983
Total Other Income and Deductions	954	305	12,637	1,169

Consolidated Income Before Interest
Charges	31,728	38,963	73,140	85,296

Interest Charges:
Interest on long-term debt and other
interest	12,121	13,066	24,311	26,474
Allowance for borrowed funds used during
construction	(43)	(122)	(249)	(280)
Total Interest Charges	12,078	12,944	24,062	26,194

Consolidated Net Income	$ 19,650	$ 26,019	$ 49,078	$ 59,102

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

4

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(Thousands of dollars)
	Unaudited
	Six Months Ended
	June 30
	2002	2001
Cash Flows From (Used in) Operations:
Consolidated net income	$ 49,078	$ 59,102

Depreciation and amortization	36,434	34,961
Amortization of adverse power purchase contract, net of
regulatory asset	(3,447)	(4,995)
Deferred investment credit and income taxes, net	3,526	4,964
Allowance for other than borrowed funds used during construction	(229)	(186)
Gain on sale of land	(12,465)
Changes in certain assets and liabilities:
Accounts receivable, net	(1,519)	7,852
Materials and supplies	(3,334)	1,618
Prepaid taxes	(19,436)	(10,782)
Accounts payable	(7,578)	(2,315)
Accounts payable to affiliates, net	(5,805)	24,116
Taxes accrued	9,181	(23,969)
Interest accrued	976	1,596
Other, net	(6,631)	(6,816)
	38,751	85,146

Cash Flows From (Used in) Investing:
Construction expenditures (less allowance for other than
borrowed funds used during construction)	(26,067)	(31,373)
Proceeds from sale of land	12,784
	(13,283)	(31,373)

Cash Flows From (Used in) Financing:
Issuance of long-term debt	79,690
Retirement of long-term debt	(105,769)	(31,728)
Short-term debt, net	23,500	24,150
Notes receivable from affiliates	4,750	41,000
Dividends on common stock to parent	(28,990)	(90,138)
	(26,819)	(56,716)

Net Change in Cash and Temporary Cash Investments	(1,351)	(2,943)
Cash and temporary cash investments at January 1	6,257	6,116
Cash and temporary cash investments at June 30	$ 4,906	$ 3,173

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$ 22,185	$ 23,824
Income taxes	6,885	40,035

See accompanying notes to consolidated financial statements.

5

WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet
(Thousands of dollars)

	Unaudited
	June 30,	December 31,
	2002	2001*
ASSETS
Property, Plant, and Equipment:
In service, at original cost	$1,712,744	$1,670,821
Construction work in progress	21,521	42,569
	1,734,265	1,713,390
Accumulated depreciation	(609,337)	(585,417)
	1,124,928	1,127,973

Investments and Other Assets	219	259

Current Assets:
Cash and temporary cash investments	4,906	6,257
Accounts receivable:
Billed:
Customer	83,068	75,415
Other	6,971	5,748
Unbilled	60,980	66,542
Allowance for uncollectible accounts	(18,335)	(16,540)
Notes receivable from affiliates		4,750
Materials and supplies - at average cost	19,680	16,346
Deferred income taxes	13,266	16,792
Prepaid taxes	21,298	1,862
Regulatory assets	28,670	27,418
Other	1,914	2,790
	222,418	207,380
Deferred Charges:
Regulatory assets	422,912	429,502
Unamortized loss on reacquired debt	4,309	2,723
Other	10,007	9,249
	437,228	441,474

Total Assets	$1,784,793	$1,777,086

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

6
WEST PENN POWER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)
(Thousands of dollars)

	Unaudited
	June 30,	December 31,
	2002	2001*
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$ 65,842	$ 65,842
Other paid-in capital	244,239	244,239
Retained earnings	133,320	113,232
	443,401	423,313
Long-term debt and QUIDS	546,879	574,647
	990,280	997,960
Current Liabilities:
Short-term debt	23,500
Long-term debt due within one year	107,328	103,845
Accounts payable	24,689	32,267
Accounts payable to affiliates, net	30,543	36,348
Taxes accrued:
Federal and state income	20,098	3,872
Other	4,295	11,340
Interest accrued	2,681	1,705
Adverse power purchase commitments	24,839	24,839
Other	7,375	8,601
	245,348	222,817
Deferred Credits and Other Liabilities:
Unamortized investment credit	19,477	19,951
Deferred income taxes	244,910	243,456
Obligations under capital leases	12,228	12,260
Regulatory liabilities	15,510	15,255
Adverse power purchase commitments	241,936	253,499
Other	15,104	11,888
	549,165	556,309

Total Capitalization and Liabilities	$1,784,793	$1,777,086

See accompanying notes to consolidated financial statements.

* Certain amounts have been reclassified for comparative purposes.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2002

(Unaudited)

1. Basis of Interim Presentation

West Penn Power Company (the Company) is a wholly-owned subsidiary of Allegheny Energy, Inc. (Allegheny Energy). The Company's Notes to Consolidated Financial Statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the accompanying consolidated financial statements and the following notes. The accompanying consolidated financial statements appearing on pages 3 through 6 and these notes to consolidated financial statements are unaudited. In the opinion of the Company, such consolidated financial statements together with these notes contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. Certain prior period amounts in these financial statements and notes have been reclassified for comparative purposes.

2. Accounting For The Effects Of Price Deregulation

Based on the Company's forecast of future energy revenues and other factors, the Company's reserve for adverse power purchase commitments decreased as follows for the three and six months ended June 30, 2002 and 2001:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
	(Thousands of dollars)
Decrease in adverse power purchase commitments	$5,781	$6,210	$11,563	$12,420

The above decreases in the reserve for adverse power purchase commitments are recorded as expense reductions in "Purchased energy and transmission" on the consolidated statement of operations. A change in the estimated energy revenues or other factors could have a material effect on the amount of the liability for adverse power purchase commitments.

3. Capitalization

In the first six months of 2002, West Penn Funding LLC, a subsidiary of the Company, repaid $35.8 million of class A-2 6.63 percent transition bonds.

In April 2002, the Company issued $80.0 million of 6.625 percent notes due April 15, 2012. In May 2002, the Company used the net proceeds from the sale of the notes to redeem $70 million principal amount of 8.0

West Penn Power Company

and Subsidiaries

percent Quarterly Income Debt Securities (QUIDS) due June 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date, and for other corporate purposes.

4. Related Party Transactions

Substantially all of the employees of Allegheny Energy are employed by Allegheny Energy Service Corporation (AESC), which performs services at cost for the Company and its affiliates in accordance with the Public Utility Holding Company Act of 1935 (PUHCA). Through AESC, the Company is responsible for its proportionate share of services provided by AESC. The total billings by AESC (including capital) to the Company for the three months ended June 30, 2002 and 2001 were $32.3 million and $36.0 million, respectively. The total billings by AESC (including capital) to the Company for the six months ended June 30, 2002 and 2001, were $78.5 million and $69.6 million, respectively.

The Company purchases nearly all of the power necessary to serve its customers who do not choose an alternate electricity provider from its unregulated generation company affiliate, Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), in accordance with agreements approved by the Federal Energy Regulatory Commission (FERC). The expense from these purchases is reflected in "Purchased energy and transmission" on the consolidated statement of operations. For the three months ended June 30, 2002 and 2001, the Company purchased power from Allegheny Energy Supply of $140.3 million and $137.7 million, respectively. For the six months ended June 30, 2002 and 2001, the Company purchased power from Allegheny Energy Supply of $297.3 million and $287.7 million, respectively. If the Company purchases more energy than is needed to serve its customers, the excess energy purchased is sold back to Allegheny Energy Supply and is reflected as operating revenues in "Wholesale and other, including affiliates" on the consolidated statement of operations. For the three months ended June 30, 2002 and 2001, the Company sold excess energy back to Allegheny Energy Supply of $2.8 million and $10.9 million, respectively. For the six months ended June 30, 2002 and 2001, the Company sold excess energy back to Allegheny Energy Supply of $8.5 million and $20.1 million, respectively.

The Company and its affiliates use an Allegheny Energy internal money pool as a facility to accommodate intercompany short-term borrowing needs, to the extent that certain companies have funds available. At June 30, 2002, the Company had neither borrowings outstanding from nor investments in the money pool. At December 31, 2001, the Company had $4.75 million invested in the money pool.

The Company joins with Allegheny Energy and its subsidiaries in filing a consolidated federal income tax return. The consolidated income tax liability is allocated among the participants generally in proportion to the taxable income of each participant, except that no subsidiary pays income tax in excess of its separate return income tax liability. For the six months ended June 30, 2002 and 2001, the Company paid income tax allocations to Allegheny Energy of $5.7 million and $35.5 million, respectively.

West Penn Power Company

and Subsidiaries

5. Other Income, Net

"Other income, net" on the consolidated statement of operations represents nonoperating revenues and expenses, net of related income taxes. The following table summarizes the Company's other income, net for the three and six months ended June 30, 2002 and 2001:
	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001
	(Thousands of dollars)
Gain on Canaan Valley land sale	$		$$10,399	$
Other	922	270	2,009	983
	$ 922	$ 270	$12,408	$ 983

In February 2002, the Allegheny Energy companies completed the sale of 12,000 acres of land in the Canaan Valley of West Virginia to the U.S. Fish and Wildlife Service, which will use the land to expand the Canaan Valley National Wildlife Refuge. As a result, the Company recorded a gain of approximately $12.5 million before income taxes ($10.4 million after income taxes) in other income, net on the consolidated statement of operations.

6. Contingencies

Environmental Matters and Litigation

The Company is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require the Company to incur additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

On March 4, 1994, the Company and its regulated affiliates, Monongahela Power Company (Monongahela Power) and The Potomac Edison Company (Potomac Edison), received notice that the Environmental Protection Agency (EPA) had identified them as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, with respect to a Superfund Site. There are approximately 175 other PRPs involved. A final determination has not been made for the Company's share of the remediation costs based on the amount of materials sent to the site. However, the Company estimates that its share of the cleanup liability will not exceed $0.5 million, which has been accrued as a liability at June 30, 2002.

Monongahela Power, Potomac Edison, and the Company have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While the Company believes that all of the cases are without merit, the Company cannot predict the outcome of the litigation. The Company has accrued a reserve of $1.2 million as of June 30, 2002, for its portion of the estimated cost to settle the asbestos cases to avoid the anticipated cost of defense. For the three and six months ended June 30, 2002, the Company received $0.6 million of insurance recoveries (net of $0.1 million of legal fees)

West Penn Power Company

and Subsidiaries

related to these asbestos cases. For the three and six months ended June 30, 2001, the Company received $0.01 million of insurance recoveries related to these asbestos cases.

As part of the National Pollutant Discharge Elimination System permit review process at the Connellsville West Side facility, oil contamination has been noted at the facility. Steps have been taken to control the oil and monitoring is continuing at the site. The internal investigation into the source of the oil is ongoing in accordance with several Pennsylvania Department of Environmental Protection programs. The Company has accrued a liability of $0.5 million at June 30, 2002, as an estimate of the remaining remediation costs at the facility.

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its results of operations, cash flows, or financial position.

Letters of Credit

Letters of credit are purchased guarantees that ensure the Company's performance or payment to third parties, in accordance with certain terms and conditions. At June 30, 2002, the Company had no outstanding letters of credit.

7. Subsequent Event

In July 2002, Allegheny Energy announced plans to reduce its workforce of approximately 6,000 employees by approximately 10 percent. The workforce reductions will occur mostly this year through the combination of an early retirement option, normal attrition, and other selected staff reductions. At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees is not known. The Company expects to record a charge in conjunction with the early retirement offer in the third or fourth quarter of 2002. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition

And Results of Operations

COMPARISON OF SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002, WITH SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in West Penn Power Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following Management's Discussion and Analysis information.

Factors That May Affect Future Results

Certain statements within constitute forward-looking statements with respect to West Penn Power Company and its subsidiaries (collectively, the Company). Such forward-looking statements include statements with respect to deregulated activities and movements toward competition in the state served by the Company, markets, products, services, prices, results of operations, capital expenditures, regulatory matters, liquidity and capital resources, the effect of litigation, and accounting matters. All such forward-looking information is necessarily only estimated. There can be no assurance that actual results of the Company will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results of the Company to differ materially include, among others, the following: general economic and business conditions; changes in industry capacity, development, and other activities within the utility industry; changes in the weather and other natural phenomena; changes in technology; changes in the price of purchased power; changes in laws and regulations applicable to the Company, its markets, or its activities; litigation involving the Company; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard setting bodies; and changes in business strategy, operations, or development plans.

SIGNIFICANT EVENTS IN 2002

Allegheny Energy, Inc. (Allegheny Energy) Initiatives to Improve Financial Performance and Respond to Current Energy Marketplace

In July and August 2002, Allegheny Energy, the Company's parent, announced a series of initiatives to improve financial performance and respond to the challenges it faces in the current energy marketplace. The combination of the challenges to various electricity sales contracts and markets, the Enron bankruptcy, accounting scandals, energy trading improprieties, and other matters has significantly affected the merchant energy market. As a result, trading and origination opportunities have not occurred as Allegheny Energy expected and are not expected to occur

West Penn Power Company

and Subsidiaries

in the near future. In addition, additional generating capacity resources, lower than expected demand, and a relatively weak economy have led to reduced wholesale energy prices in several markets in which Allegheny Energy owns, operates, or contractually controls generation capacity.

Allegheny Energy's long-term strategy will be to focus on improving and maximizing the performance of its two business segments: Generation and Marketing, and Delivery and Services. In this context, Allegheny Energy completed a thorough re-examination of its businesses, operations, and strategic plans and has developed the following objectives:

- Allegheny Energy will focus on identifying ways to improve, grow, and   build on the earnings and cash flows from its core delivery and   generation businesses. Furthermore, Allegheny Energy's asset-backed   strategy will refocus on the regions in which it owns generating   facilities and serves customers such as the Mid-Atlantic and Midwest.

- Allegheny Energy will reduce its reliance on energy marketing and   trading. Allegheny Energy has modified its energy marketing and   trading activities to focus on reducing risk, optimizing its   generating facilities, reducing the effect and amount of mark-to-  market earnings, and prudently managing and protecting the value   associated with the existing positions in Allegheny Energy's energy   marketing and trading portfolio.

- Allegheny Energy is pursuing ways to bolster its balance sheet,   improve its liquidity, and reduce capital and operations and   maintenance expenses.

Allegheny Energy also is implementing an aggressive cost reduction program which includes:

- Reducing pre-tax operating expenses by $45 million for the remainder   of 2002;

- Canceling 1,080 megawatts (MW) of generation planned for La Paz,   Arizona, and 88 MW of combustion turbine generation planned for St.   Joseph, Indiana, reducing capital expenditures by approximately $700   million over the next several years; and

- Reducing Allegheny Energy's workforce of approximately 6,000 employees   by approximately 10 percent to reflect current market conditions. The   workforce reductions will occur mostly this year through the   combination of an early retirement option, normal attrition, and other   selected staff reductions, resulting in approximately $5 million,   before income taxes, of expense reductions this year and an ongoing   annualized savings of $40 to $50 million, before income taxes.

Allegheny Energy has modified its energy marketing and trading and origination activities to focus on short-term trading, asset optimization, and hedging its generating capacity. These activities are

West Penn Power Company

and Subsidiaries

more appropriately aligned with Allegheny Energy's existing portfolio of physical assets.

At this time, the Company cannot estimate the cost of the workforce reduction since the results of the early retirement offer to employees are not known. The Company expects to record a charge for the early retirement offer in the third or fourth quarter of 2002. The timing for recording charges for involuntary termination benefits related to selective staff reductions is being evaluated, including the potential impact of Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in June 2002. See the discussion of "Accounting Standards" below for additional information concerning SFAS No. 146.

Regional Transmission Organization (RTO)

On April 1, 2002, the Company and its regulated utility affiliates-Monongahela Power Company (Monongahela Power) and The Potomac Edison Company (Potomac Edison)-collectively doing business as Allegheny Power, and the Pennsylvania - New Jersey - Maryland Interconnection, LLC (PJM), the electric grid operator for the mid-Atlantic region, announced that PJM's wholesale electricity market had begun operating in Allegheny Power's service territory. The collaboration between Allegheny Power and PJM, which is known as PJM West, brings Allegheny Power's transmission system under PJM's functional control. This creates an integrated energy market and congestion management system operating under a single governance structure in two separate control areas and across multiple North American Electric Reliability Councils. The larger energy market provides one market with a common transmission tariff, business practices, and market tools, thus eliminating interface issues between Allegheny Power and PJM.

PJM West provides transmission service to all market participants in accordance with the requirements of the Federal Energy Regulatory Commission (FERC) Order 2000. Transmission ties between PJM and PJM West are dynamically scheduled to support the integrated energy market.

Union Contract Negotiations

On April 28, 2002, the negotiating teams for Allegheny Energy Service Corporation (AESC), an affiliate that employs all of the employees who work on behalf of the Company, and the Utility Workers Union of America (UWUA) System Local 102 reached a tentative agreement on a five-year contract. On June 8, 2002, AESC and the UWUA System Local 102 announced that the union's 1,165 members had ratified the agreement.

Rate Matters

The Pennsylvania Department of Revenue increased the Gross Receipts Tax rate from 4.4 percent to 5.9 percent (or 15 mills) for electric distribution companies in the state, including the Company. The new rate is effective for calendar year 2002. State law directs the Company to

West Penn Power Company

and Subsidiaries

recover these increased tax charges by means of a State Tax Adjustment Surcharge (STAS) added to customer bills. On October 29, 2001, the Company filed a request with the Pennsylvania Public Utility Commission (Pennsylvania PUC) to recover the increased tax liability of approximately $16.8 million from ratepayers. By order entered December 21, 2001, the Pennsylvania PUC directed the Company to include the STAS on customer bills rendered between January 1, 2002, and December 31, 2002. On January 8, 2002, the Office of Consumer Advocate (OCA) filed an appeal of the Pennsylvania PUC order to the Commonwealth Court of Pennsylvania. On March 21, 2002, the Commonwealth Court granted the Pennsylvania PUC's motion to dismiss the OCA's appeal because the OCA still had the opportunity to litigate its complaint against the Company and the matter was returned to the Pennsylvania PUC. Hearings were held on May 2 and June 25, 2002. On July 15, 2002, the Administrative Law Judge issued a Recommended Decision ruling that the Company's rate increase to recover its 2002 Revenue Neutral Reconciliation (RNR) tax liability is just and reasonable. On August 8, 2002, the Pennsylvania PUC approved the STAS increase. The parties have 30 days to appeal the Pennsylvania PUC decision.

On June 29, 2002, the Governor of Pennsylvania signed House Bill 1848 which, among other changes, permanently set the RNR rate paid by electric distribution companies at the current rate of 15 mills. Act 138 of 1996 requires the Department of Revenue to publish the final RNR rate for tax year 2003 on October 1, 2002. This rate will become a permanent increase in the Gross Receipts Tax.

In addition, House Bill 1848 reduced the series of rate reductions in the Capital Stock and Franchise tax (also recovered via STAS). For the year 2002, the Capital Stock and Franchise tax was increased to 7.24 mills from 6.49 mills resulting in additional tax expense of approximately $300,000. On July 11, 2002, the Company filed a petition to reflect the change and to continue to defer the STAS underrecovery as a regulatory asset for future recovery.

Accounting Standards

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminated the pooling-of-interests method and requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of goodwill and other intangible assets. SFAS No. 142 eliminated amortization of goodwill and other intangible assets with indefinite lives effective January 1, 2002. Goodwill and other intangible assets with indefinite lives will now be tested at least annually for impairment, with impairment losses recognized in operating income. Other intangible assets with finite lives will continue to be amortized over their useful lives and tested for impairment when events or circumstances warrant. SFAS Nos. 141 and 142 do not have a material effect on the Company. As of June 30, 2002, the Company had no goodwill

West Penn Power Company

and Subsidiaries

or other intangible assets subject to the reporting provisions of SFAS No. 142.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and carries forward the general impairment provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows, or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective over various dates beginning May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's results of operations, cash flows, or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Costs associated with exit or disposal activities include termination benefits provided to employees that are involuntarily terminated, costs to terminate an operating lease or other contract, and incremental direct costs associated with, for example, facility closures and restructuring plans. The principal difference between this Statement and EITF Issue No. 94-3 involves the timing of recognition of a liability. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently evaluating the effect of applying SFAS No. 146 on its results of operations and financial position. The Company has not determined whether it will adopt the Statement early or what effect, if any, SFAS No. 146 may have

West Penn Power Company

and Subsidiaries

on the accounting for the 10 percent workforce reduction announced in July 2002.

REVIEW OF OPERATIONS

Earnings Summary

Earnings for the three and six months ended June 30, 2002, were $19.7 million and $49.1 million, respectively, compared with earnings of $26.0 million and $59.1 million, respectively, for the corresponding 2001 periods. The decrease in 2002 earnings was due primarily to decreased operating income, reflecting increased operating expenses. Decreased operating income for the current six month period was partially offset by a gain on sale of land of $10.4 million after taxes.

Operating Revenues

Percentage changes in revenues and kilowatt-hour (kWh) sales by major retail customer classes were as follows:

	Change from Comparable Period Of the Prior Year

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002
	Revenues	KWh	Revenues	KWh

Residential	3.2%	0.3%	(1.4)%	(4.8)%
Commercial	8.3%	3.7%	7.6%	1.6%
Industrial	7.2%	1.9%	6.9%	0.9%

Residential revenues increased $3.1 million for the three months ended June 30, 2002, compared to the same period in 2001 primarily due to increased sales from a 0.6% increase in the average number of customers served and higher gross receipts taxes of $1.4 million. Residential revenues decreased $3.0 million for the six months ended June 30, 2002, compared to the same period in 2001 primarily due to decreased kWh sales resulting from milder winter weather, partially offset by increased sales from a 0.5% increase in the average number of customers served and higher gross receipts taxes of $3.2 million. Effective January 1, 2002, the Pennsylvania Department of Revenue increased the Gross Receipts Tax rate from 4.4 percent to 5.9 percent for electric distribution companies in the state, including the Company. The collection of increased gross receipts taxes did not impact the Company's earnings since these taxes are remitted to the state.

Commercial revenues increased $4.9 million and $9.1 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to the return of choice customers to full service (see explanation below), increased sales resulting from a 1.3% increase in the average number of customers served, and higher gross receipts taxes of $0.9 million and $1.9 million, respectively.

West Penn Power Company

and Subsidiaries

Industrial revenues increased $6.1 million and $11.6 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to the return of choice customers to full service (see explanation below) and higher gross receipts taxes of $1.4 million and $2.6 million, respectively.

The return of choice customers to full service had no effect on kWh sales but had the effect of increasing revenues. As a result of the Company's restructuring settlement, beginning in January 1999 two-thirds of the Company's customers were permitted to choose an alternate electricity supplier-that is, customers had the ability to choose another provider for the generation or supply portion of their service while retaining the Company's transmission and distribution services. All of the Company's customers were permitted to make this choice beginning in January 2000. Many of those customers choosing an alternate electricity supplier began returning to the Company as their electricity supplier during 2000, and this trend has continued through the second quarter of 2002. Such a return of customers to full service does not impact sales since the Company determines sales on the basis of kilowatt-hours delivered to customers (regardless of their electricity supplier). However, such a return of customers to full service results in a significant increase in revenues due to the addition of a supply charge that the Company had not collected while the customers were using an alternate electricity supplier. The effect on revenues of customers returning to full service was especially noticeable in the commercial and industrial classes where a higher percentage of sales were associated with choice customers returning to full service. As of June 30, 2002, less than 0.2% of the Company's customers were using alternate electricity suppliers.

Wholesale and other revenues, including affiliates, is composed of revenues from wholesale customers, affiliated companies, street lighting, and other sources. The $13.4 million and $17.4 million decreases in wholesale and other revenues, including affiliates, for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 were primarily due to decreased revenues from Allegheny Energy Supply Company, LLC (Allegheny Energy Supply), the unregulated energy supply subsidiary of Allegheny Energy. Because of the Company's transfer of generating assets to Allegheny Energy Supply in 1999, the Company no longer has generation available for sale and purchases nearly all of its electricity to serve customers who have not chosen an alternate electricity supplier from Allegheny Energy Supply. If the Company purchases more electricity than is needed to serve its customers, the excess electricity purchased is sold back to Allegheny Energy Supply. A decrease in revenues from such sales back to Allegheny Energy Supply was the primary reason for the decrease in wholesale and other revenues, including affiliates, for the three and six months ended June 30, 2002.

Operating Expenses

Purchased energy and transmission expense represents power purchases primarily from Allegheny Energy Supply and qualified facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA). Purchased

West Penn Power Company

and Subsidiaries

energy and transmission expense increased $8.0 million and $14.9 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to purchases from Allegheny Energy Supply at higher rates. The megawatt-hour purchases by the Company from Allegheny Energy Supply increased only slightly in the three and six months ended June 30, 2002, compared to the same periods in 2001 (1.1% and 0.8%, respectively). However, under a revised rate schedule effective January 1, 2001, a portion of the electricity purchased by the Company from Allegheny Energy Supply is now subject to pricing at market-based rates. For the three and six months ended June 30, 2002, the Company incurred $5.4 million and $11.1 million, respectively, of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule. The Company incurred no such costs in the three and six months ended June 30, 2001. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Other operation expense increased $3.8 million for the three months ended June 30, 2002, compared to the same period in 2001 primarily due to increases in the following expenses: pension and other postretirement benefits and outside services. Other operation expense increased $12.8 million for the six months ended June 30, 2002, compared to the same period in 2001 primarily due to increases in the following expenses: salaries and wages, pension and other postretirement benefits, outside services, and uncollectible customer accounts receivable.

Depreciation and amortization expense increased $1.0 million and $1.5 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to higher property, plant, and equipment balances, including computer software which is amortized over comparatively short lives.

Taxes other than income taxes expense primarily include gross receipts taxes, payroll taxes, property taxes, and capital stock/franchise taxes. Taxes other than income taxes expense decreased $0.7 million and increased $4.7 million for the three and six months ended June 30, 2002, compared to the same periods in 2001. These changes reflect increased Pennsylvania gross receipts taxes in 2002 reduced by Pennsylvania gross receipts tax adjustments made in the three-month period ended June 30, 2002. See "Operating Revenues" above for additional details on the increase in Pennsylvania gross receipts taxes in 2002.

Federal and state income taxes expense decreased $1.6 million and $9.7 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to lower pre-tax operating income.

Other Income and Deductions

Other income, net represents nonoperating revenues and expenses, net of related income taxes. Other income, net increased $11.4 million in the six months ended June 30, 2002, compared to the same period in 2001 primarily due to the sale of land in Canaan Valley, West Virginia, to the U.S. Fish and Wildlife Service, which will use the land to expand

West Penn Power Company

and Subsidiaries

the Canaan Valley National Wildlife Refuge. See Note 5 to the consolidated financial statements for additional details.

Interest Charges

Interest on long-term debt and other interest expense decreased $0.9 million and $2.2 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to lower average long-term debt levels due to the repayment of transition bonds.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

The Company's discussion of Financial Condition, Requirements, and Resources and Significant Continuing Issues in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, should be read in conjunction with the following information.

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

The Company's ability to meet its payment obligations under its indebtedness and to fund capital expenditures will depend on its future operations. The Company's future performance is subject to regulatory, economic, financial, competitive, legislative, and other factors that are beyond its control, as discussed in "Factors That May Affect Future Results" above. The Company's future performance could affect its ability to maintain its investment grade credit rating.

To enhance liquidity and meet short-term borrowing needs, the Company issues commercial paper and has access to lines of credit and an Allegheny Energy internal money pool. The Company is a participant, along with Allegheny Energy and various affiliates, in bank lines of credit totaling $380.0 million at June 30, 2002, for general corporate purposes and as a backstop to their commercial paper programs. At June 30, 2002, the entire $380.0 million in bank lines of credit were supporting commercial paper and thus unavailable to the Company. Effective July 1, 2002, the lines of credit declined to $360.0 million. In addition, an Allegheny Energy internal money pool accommodates intercompany short-term borrowing needs, to the extent that Allegheny Energy and its regulated subsidiaries have funds available. The Company has Securities and Exchange Commission (SEC) authorization for total short-term borrowings, from all sources, of $500 million. See

West Penn Power Company

and Subsidiaries

"Financing - Short-term Debt" below for additional information on short-term debt outstanding at June 30, 2002, and December 31, 2001.

On August 8, 2002, Moody's Investors Service (Moody's) announced that it had placed its ratings of Allegheny Energy and all of Allegheny Energy's subsidiaries on review. Moody's also indicated in its press release that its review will focus on a number of factors, including Allegheny Energy's weaker-than-expected operating cash flows and earnings, currently unfavorable power purchase and hedging arrangements, challenges to a key power sales agreement, and a deteriorating outlook for wholesale power markets, as well as Allegheny Energy's plans for mitigating actions.

On April 16, 2002, Fitch, Inc. (Fitch) changed the rating of Allegheny Energy's senior unsecured debt to BBB+ from A- and the rating for commercial paper to F2 from F1. In addition, the rating on Potomac Edison's and the Company's senior unsecured debt was changed to A from A+. The commercial paper ratings of both Potomac Edison and the Company were affirmed at F1. On May 31, 2002, Fitch lowered the debt and preferred stock ratings of Monongahela Power. Monongahela Power's senior unsecured debt rating was changed to A- from A, the preferred stock rating was changed to BBB+ from A-, and their commercial paper rating was affirmed at F1.

On August 12, 2002, Fitch placed the ratings of Allegheny Energy, Allegheny Energy Supply, Monongahela Power, Potomac Edison, Allegheny Generating Company (AGC), and the Company, and Allegheny Energy Supply's special purpose entity Allegheny Energy Supply Statutory Trust 2001 (Allegheny Energy Supply Statutory Trust) on "Rating Watch Negative." Fitch indicated that the "Rating Watch Negative" affecting Allegheny Energy and Allegheny Energy Supply reflects its concern over the tight liquidity position of both companies in 2002 and weakening credit protection measures resulting from unfavorable developments in the power markets. Ratings for Monongahela Power, Potomac Edison, AGC, Allegheny Energy Supply Statutory Trust, and the Company were placed on "Rating Watch Negative" due to Fitch's policy regarding the notching of subsidiaries within a holding company group.

On April 4, 2002, Standard & Poor's announced that it has equalized the corporate credit ratings of all rated Allegheny Energy companies at BBB+. This rating equalizes Allegheny Energy Supply, AGC, Monongahela Power, Potomac Edison, and the Company. Standard & Poor's unsecured debt ratings for the companies are now as follows: Allegheny Energy, BBB; Allegheny Energy Supply, BBB+; AGC, BBB+; Monongahela Power, BBB; Potomac Edison, BBB; and the Company, BBB+. Standard & Poor's outlooks for all companies are stable.

Cash Flow

Cash flows from operations decreased $46.4 million for the six months ended June 30, 2002, compared to the same period in 2001 primarily due to decreased operating income and various changes in current asset and liability balances.

West Penn Power Company

and Subsidiaries

Cash flows used in investing activities decreased $18.1 million for the six months ended June 30, 2002, compared to the same period in 2001 due to cash received from the sale of land in Canaan Valley, West Virginia and decreased construction expenditures.

Cash flows used in financing activities decreased $29.9 million for the six months ended June 30, 2002, compared to the same period in 2001 primarily due to decreased dividend payments, partially offset by decreased cash received on notes receivable from affiliates.

Financing

Long-term Debt

In the first six months of 2002, West Penn Funding LLC, a subsidiary of the Company, repaid $35.8 million of class A-2 6.63 percent transition bonds.

In April 2002, the Company issued $80.0 million of 6.625 percent notes due April 15, 2012. In May 2002, the Company used the net proceeds from the sale of the notes to redeem $70 million principal amount of 8.0 percent Quarterly Income Debt Securities (QUIDS) due June 30, 2025, at a redemption price of 100 percent of their principal amount plus accrued interest to the redemption date, and for other corporate purposes.

Short-term Debt

Short-term debt is used to meet temporary cash needs. The Company had short-term debt outstanding at June 30, 2002, of $23.5 million from the issuance of commercial paper. The Company had no short-term debt outstanding at December 31, 2001.

A one-percent change in the short-term borrowing interest rate would increase projected short-term interest expense by less than $0.1 million for the final six months of 2002 based on projected short-term borrowings.

SIGNIFICANT CONTINUING ISSUES

Electric Energy Competition

The electricity supply segment of the energy industry in the United States is becoming increasingly competitive. The national Energy Policy Act of 1992 led to market-based regulation of the wholesale exchange of power within the electric industry by permitting the FERC to compel electric utilities to allow third parties to sell electricity to wholesale customers over their transmission systems. The Company and its parent, Allegheny Energy, continue to be advocates of federal legislation to remove artificial barriers to competition in electricity markets, avoid regional dislocations, and ensure a level playing field.

Activities at the Federal Level

The U.S. House and Senate each have passed energy bills and a conference representing the two chambers is in the initial stages of reconciling

West Penn Power Company

and Subsidiaries

the two pieces of legislation. A final conference report is expected to be one of the last matters to be dealt with by this Congress prior to adjournment, probably in September or October of 2002. Included in energy legislation passed by the Senate and favorably considered by the House are restructuring provisions including the repeal or significant revision of the Public Utility Holding Company Act of 1935 (PUHCA), which is an issue of primary importance to Allegheny Energy. Among other issues that will be considered by the conference are revisions of Section 210 (Mandatory Purchase Provisions) of the PURPA and the possibility of a renewable portfolio standard mandate, resolution of transmission issues and possibly RTOs.

Congressional interest has increased concerning the replacement of the piecemeal federal approach to improving air quality with a more comprehensive strategy to regulate Clean Air Act pollutants - sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury. The current Administration has drafted and sent to Congress the Clear Skies legislation, which is its attempt at accomplishing this strategy. While its introduction so late in the session in all likelihood prevents meaningful action in this Congress, it is drawing serious debate and is expected to be reintroduced in 2003. Another pending proposal in the current Congress would require carbon dioxide (CO2) emission reductions. Legislation to regulate SO2, NOX, mercury, and CO2 was approved by the Senate Environment and Public Works Committee. However, a number of both political and technical impediments will likely prevent any further action before Congress adjourns this year.

Litigation

In the normal course of business, the Company becomes involved in various legal proceedings. The Company does not believe that the ultimate outcome of these proceedings will have a material effect on its results of operations, cash flows, or financial position. See Note 6 for additional information regarding environmental matters and litigation, including asbestos litigation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks associated with commodity prices and interest rates. The commodity price risk exposure results from market fluctuations in the price of electricity as discussed below. The interest rate risk exposure results from changes in interest rates related to commercial paper and fixed-rate debt. The Company is mandated by Allegheny Energy's Board of Directors to engage in a program that systematically identifies, measures, evaluates, and actively manages and reports on market-driven risks.

Allegheny Energy has a Corporate Energy Risk Policy adopted by Allegheny Energy's Board of Directors and monitored by a Risk Management Committee chaired by Allegheny Energy's Chief Executive Officer and composed of members of senior management. An independent risk management group

West Penn Power Company

and Subsidiaries

within Allegheny Energy actively measures and monitors the risk exposures to ensure compliance with the policy and it is periodically reviewed.

As a result of the Company's restructuring plan, the Company unbundled its rates to reflect three separate charges or rates-a generation (or supply) charge, a Competitive Transition Charge (CTC), and transmission and distribution (T&D) charges. The generation rates applied to customers not choosing an alternate electricity supplier are capped through a transition period that ends December 31, 2008.

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

Under a revised rate schedule approved by the FERC effective January 1, 2001, a portion of the electricity purchased from Allegheny Energy Supply now has a market-based pricing component that could result in higher electricity prices when market prices exceed the fixed prices (corresponding to the capped generation rates). Purchased electricity prices would never be set below the established fixed prices. The amount of electricity purchased under this rate schedule that is subject to market prices escalates each year through 2008 (from 2% of total purchases in 2001 to approximately 51% in 2008). To the extent that the Company purchases electricity from Allegheny Energy Supply at market prices that exceed the established fixed prices, the Company's results of operations could be adversely affected. For the three and six months ended June 30, 2002, the Company incurred $5.4 million and $11.1 million, respectively, of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule. The Company incurred no such costs in the three and six months ended June 30, 2001.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Part II - Other Information to Form 10-Q

For the Quarter Ended June 30, 2002

ITEM 5. OTHER INFORMATION
Exhibit 99.1 - Sarbanes-Oxley Act CEO/CFO Certification.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibit 12 - Computation of ratio of earnings to fixed charges.

  (b)   The Company filed a Form 8-K on April 22, 2002, which consisted of exhibits to its Registration Statements on Form S-3.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WEST PENN POWER COMPANY

                                           /S/  R.K. Clark             .

                                                R.K. Clark, Controller

                                              (Chief Accounting Officer)

August 14, 2002