Form 10-Q
period 2003-03-31
WEST PENN POWER CO
filed 2003-12-19
CIK 105839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number

1-267	Allegheny Energy, Inc. (A Maryland Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-5531602

333-72498	Allegheny Energy Supply Company, LLC (A Delaware Limited Liability Company) 4350 Northern Pike Monroeville, Pennsylvania 15146-2841 Telephone (412) 858-1600	23-3020481

1-5164	Monongahela Power Company (An Ohio Corporation) 1310 Fairmont Avenue Fairmont, West Virginia 26554 Telephone (304) 366-3000	13-5229392

1-3376-2	The Potomac Edison Company (A Maryland and Virginia Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-5323955

1-255-2	West Penn Power Company (A Pennsylvania Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5480882

0-14688	Allegheny Generating Company (A Virginia Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-3079675

This combined Form 10-Q is separately filed by Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company, and Allegheny Generating Company. Information contained in the Form 10-Q relating to Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company, and Allegheny Generating Company is filed by such registrant on its own behalf. Each of Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company, and Allegheny Generating Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes [   ]   No [ X ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Allegheny Energy, Inc.	Yes [ X ]	No [ ]
Allegheny Energy Supply Company, LLC	Yes [ ]	No [ X ]
Monongahela Power Company	Yes [ ]	No [ X ]
The Potomac Edison Company	Yes [ ]	No [ X ]
West Penn Power Company	Yes [ ]	No [ X ]
Allegheny Generating Company	Yes [ ]	No [ X ]

Number of shares outstanding of each class of common stock as of November 30, 2003:
Allegheny Energy, Inc	126,975,551 ($1.25 par value)
Allegheny Energy Supply Company, LLC	(a)
Monongahela Power Company	5,891,000 ($50 par value)
The Potomac Edison Company	22,385,000 ($0.01 par value)
West Penn Power Company	24,361,586 (no par value)
Allegheny Generating Company	1,000 ($1.00 par value)
(a) The registrant is a limited liability company, the interests in which are not represented by shares.
2

GLOSSARY
I.	The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of Allegheny Energy, Inc., also a holding company
AGC	Allegheny Generating Company, an unregulated generation unit of Allegheny Energy, Inc.
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries.
Allegheny Ventures	Allegheny Ventures, Inc., a non-utility, unregulated subsidiary of Allegheny Energy, Inc.
Alliance Energy Services	Alliance Energy Services, LLC, a former indirect subsidiary of Allegheny Ventures, Inc.
Distribution Companies	Collectively, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company. The Distribution Companies do business as "Allegheny Power."
Fellon-McCord	Fellon-McCord & Associates, Inc., a former subsidiary of Allegheny Ventures, Inc.
Monongahela	Monongahela Power Company, a regulated subsidiary of Allegheny Energy, Inc.
Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela Power Company
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of Allegheny Energy, Inc.
West Penn	West Penn Power Company, a regulated subsidiary of Allegheny Energy, Inc.

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny's business and operations:

ARO	Asset retirement obligation
Borrowing Facilities

Agreements entered into on February 25, 2003, and March 13, 2003, by AE, AE Supply, Monongahela, and West Penn with various credit providers to refinance and restructure the majority of AE and AE Supply's short-term debt

CAAA	Clean Air Act Amendments of 1990
CDWR	California Department of Water Resources
Clean Air Act	Clean Air Act of 1970
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission (an independent commission within the Department of Energy)
FIN	FASB Interpretation Number
FIN 45	FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others"
FIN 46	FIN 46, "Consolidation of Variable Interest Entities"
GAAP	Generally Accepted Accounting Principles of the United States of America
KWh	Kilowatt-hour
LV Cogen	Las Vegas Cogeneration II
MW	Megawatt
5
MWh	Megawatt-hour
NSR	The New Source Performance Review Standards, or "New Source Review," applicable to facilities deemed "new" sources of emissions
PJM	PJM Interconnection, LLC, a regional transmission organization
PJM West	The commonly used name of the western extension of PJM Interconnection, LLC
PLR	Provider-of-last-resort
PURPA	Public Utility Regulatory Policies Act of 1978
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"
SFAS No. 133

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133"

SFAS No. 142	SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 143	SFAS No. 143, "Accounting for Asset Retirement Obligations"
T&D	Transmission and Distribution
Williams	Williams Energy Marketing and Trading Company

6

PART I. FINANCIAL INFORMATION ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ALLEGHENY ENERGY, INC. Consolidated Statements of Operations
	Unaudited Three Months Ended March 31
(In thousands, except number of shares and per share data)	2003	2002 Restated

Total operating revenues	$ 715,691	$ 1,005,107

Cost of revenues:
Fuel consumed for electric generation	158,772	143,498
Purchased energy and transmission	86,268	89,639
Natural gas purchases	95,959	174,423
Deferred energy costs, net	(13,659)	15,544
Other	11,773	26,395
Total cost of revenues	339,113	449,499
Net revenues	376,578	555,608

Other operating expenses:
Operation expense	300,728	239,624
Depreciation and amortization	77,611	79,371
Taxes other than income taxes	60,627	60,784
Total other operating expenses	438,966	379,779
Operating (loss) income	(62,388)	175,829

Other income and (expenses), net (Note 11)	80,260	10,989

Interest charges and preferred dividends:
Interest on debt and other	101,177	69,806
Allowance for borrowed funds used during construction and interest capitalized	(5,612)	(4,237)
Dividends on preferred stock of subsidiaries	1,259	1,259
Total interest charges and preferred dividends	96,824	66,828
Consolidated (loss) income before income taxes, minority interest, and cumulative effect of accounting change	(78,952)	119,990

Federal and state income tax (benefit) expense	(38,018)	42,885

Minority interest	(2,890)	1,030

Consolidated (loss) income before cumulative effect of accounting change	(38,044)	76,075
Cumulative effect of accounting change, net of tax of $12,974 and $79,596, respectively	(20,765)	(130,514)
Consolidated net loss	$ (58,809)	$ (54,439)
Average basic and diluted common shares outstanding	126,553,119	125,248,884

Basic and diluted earnings per share:
Consolidated (loss) income before cumulative effect of accounting change Cumulative effect of accounting change, net	$ (.30) (.16)	$ .61 (1.04)
Consolidated net loss	$ (.46)	$ (.43)

See accompanying Combined Notes to Consolidated Financial Statements.
7

ALLEGHENY ENERGY, INC. Consolidated Statements of Cash Flows

	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated
Cash flows from operations:
Consolidated net loss	$ (58,809)	$ (54,439)
Cumulative effect of accounting change, net	20,765	130,514
Consolidated (loss) income before cumulative effect of accounting change	(38,044)	76,075
Reapplication of SFAS No. 71	(75,823)	---
Depreciation and amortization	77,611	79,371
Loss (gain) on assets held for sale and disposed, net	31,837	(14,314)
Minority interest	(2,890)	1,030
Deferred energy costs	(13,659)	15,544
Deferred investment credit and income taxes, net	(33,661)	23,640
Unrealized losses (gains) on commodity contracts, net	64,673	(86,393)
Changes in certain assets and liabilities:
Accounts receivable, net	(18,398)	10,759
Materials and supplies	1,611	2,898
Prepaid taxes	(32,295)	(20,273)
Taxes receivable/payable, net	156,113	78,462
Accounts payable and collateralized deposits	(17,183)	31,789
Benefit Plans' investments	1,246	7,810
Interest accrued	23,612	1,372
Contract termination cost	(47,652)	---
Purchased options	10,957	4,993
Accrued payroll	(12,539)	(20,934)
Other, net	12,332	13,819
	87,848	205,648
Cash flows (used in) investing:
Acquisition of electric generating facility	(318,435)	---
Construction expenditures	(66,615)	(82,167)
Proceeds from sale of businesses and assets	333	15,902
	(384,717)	(66,265)
Cash flows from (used in) financing:
Proceeds from credit facilities, notes and bonds	1,931,506	---
Restricted funds on deposit with trustee	(135,531)	613
Payments on credit facilities, notes and bonds	(229,975)	(46,893)
Cash dividends paid on common stock	---	(48,374)
Short-term debt, net	(1,121,966)	13,538
	444,034	(81,116)

Net change in cash and temporary cash investments	147,165	58,267
Cash and temporary investments at January 1	204,231	37,980
Cash and temporary investments at March 31	$ 351,396	$ 96,247

See accompanying Combined Notes to Consolidated Financial Statements.
8

ALLEGHENY ENERGY, INC. Consolidated Balance Sheets
	Unaudited
(In thousands)	March 31 2003	December 31 2002

ASSETS
Current assets:
Cash and temporary cash investments	$ 351,396	$ 204,231
Accounts receivable:
Billed:
Customer	363,625	316,260
Energy trading and other	80,907	93,700
Unbilled	133,522	166,055
Allowance for uncollectible accounts	(34,351)	(29,645)
Materials and supplies (at average cost):
Operating and construction	113,714	111,267
Fuel	69,307	74,768
Taxes receivable	---	185,691
Deferred income taxes	62,945	46,102
Commodity contracts	154,039	156,313
Prepaid taxes Assets held for sale Restricted funds	82,252 53,773 137,883	49,957 9,259 2,351
Other, including current portion of regulatory assets	88,102	77,563
	1,657,114	1,463,872
Property, plant, and equipment:
In service, at original cost	11,072,218	10,976,166
Construction work in progress	594,334	380,959
	11,666,552	11,357,125
Accumulated depreciation	(4,543,171)	(4,474,551)
	7,123,381	6,882,574
Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	367,287	367,287
Benefit plans' investments	41,884	47,309
Unregulated investments	56,409	56,393
Intangible assets	38,648	38,648
Other	35,760	22,685
	539,988	532,322
Deferred charges:
Commodity contracts	983,565	1,055,160
Regulatory assets	575,191	558,811
Other	149,975	107,540
	1,708,731	1,721,511

Total assets	$11,029,214	$10,600,279

See accompanying Combined Notes to Consolidated Financial Statements.
9

ALLEGHENY ENERGY, INC. Consolidated Balance Sheets (continued)

	Unaudited
(In thousands)	March 31 2003	December 31 2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 10,000	$ 1,131,966
Long-term debt due within one year	459,458	257,200
Debentures, notes, and bonds reclassified to current	5,208,146	3,662,201
Accounts payable	337,325	380,019
Taxes accrued - other	67,471	97,049
Adverse power purchase commitments	18,808	19,064
Commodity contracts	203,001	191,186
Other, including current portion of regulatory liabilities	204,684	252,148
	6,508,893	5,990,833

Long-term debt	115,944	115,944

Deferred credits and other liabilities:
Commodity contracts	600,231	590,546
Unamortized investment credit	94,594	96,183
Deferred income taxes	1,071,166	1,079,151
Obligation under capital leases	40,135	39,054
Regulatory liabilities	53,808	111,967
Adverse power purchase commitments	231,637	236,147
Other	346,189	313,106
	2,437,760	2,466,154

Minority interest	18,773	21,841

Preferred stock of subsidiary	74,000	74,000

Stockholders' equity:
Common stock	158,665	158,261
Other paid-in capital	1,447,664	1,446,180
Retained earnings	299,080	357,889
Treasury stock	(1,179)	(411)
Accumulated other comprehensive loss	(30,386)	(30,412)
	1,873,844	1,931,507

Commitments and contingencies (Note 15)

Total liabilities and stockholders' equity	$11,029,214	$10,600,279

See accompanying Combined Notes to Consolidated Financial Statements.
10

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES Consolidated Statements of Operations

	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated
Total operating revenues	$ 211,172	$424,078

Cost of revenues:
Fuel consumed for electric generation	121,714	112,949
Purchased energy and transmission	35,844	55,955
Total cost of revenues	157,558	168,904
Net revenues	53,614	255,174

Other operating expenses:
Operation expense	159,669	99,560
Depreciation and amortization	30,287	32,240
Taxes other than income taxes	14,121	16,838
Total other operating expenses	204,077	148,638
Operating (loss) income	(150,463)	106,536

Other income and (expenses), net (Note 11)	(316)	(2,359)

Interest charges:
Interest on debt	60,610	33,230
Interest capitalized	(5,098)	(3,175)
Total interest charges	55,512	30,055
Consolidated (loss) income before income taxes, minority interest, and cumulative effect of accounting change	(206,291)	74,122

Federal and state income tax (benefit) expense	(79,999)	26,960

Minority interest	1,113	1,012

Consolidated (loss) income before cumulative effect of accounting change	(127,405)	46,150
Cumulative effect of accounting change, net of tax of $12,131	(19,533)	---
Consolidated net (loss) income	$(146,938)	$ 46,150

See accompanying Combined Notes to Consolidated Financial Statements.
11

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated
Cash flows (used in) from operations:
Consolidated net (loss) income	$ (146,938)	$ 46,150
Cumulative effect of accounting change, net	19,533	---
Consolidated (loss) income before cumulative effect of accounting change	(127,405)	46,150
Depreciation and amortization	30,287	32,240
Minority interest in AGC	1,113	1,012
Deferred investment credit and income taxes, net	(19,833)	41,796
Unrealized losses (gains) on commodity contracts, net	45,233	(95,744)
Loss on disposal of assets	33,722	---
Changes in certain assets and liabilities:
Accounts receivable, net	(5,257)	29,825
Affiliated accounts receivable/payable, net	(15,846)	39,229
Materials and supplies	(3,563)	(13,459)
Prepaid taxes	2,847	2,508
Taxes receivable/payable, net	65,760	33,997
Accounts payable and collateralized deposits	(51,867)	18,703
Interest accrued	17,645	(3,295)
Accrued payroll	11	(32,841)
Purchased options	10,957	4,993
Contract termination costs	(47,652)	---
Other, net	15,065	8,121
	(48,783)	113,235
Cash flows (used in) investing:
Acquisition of electric generating facility	(318,435)	---
Construction expenditures	(29,984)	(37,537)
	(348,419)	(37,537)
Cash flows from (used in) financing:
Notes payable to parent and affiliates	---	64,650
Proceeds from credit facilities, notes and bonds	1,621,604	---
Payments on credit facilities, notes and bonds	(185,398)	(27,644)
Restricted funds on deposit with trustee	(135,064)	---
Short-term debt, net	(796,966)	(113,625)
Return of member's capital contribution	(12,674)	---
Parent company contribution	---	450
	491,502	(76,169)
Net change in cash and temporary cash investments	94,300	(471)
Cash and temporary investments at January 1	58,862	20,909
Cash and temporary investments at March 31	$ 153,162	$ 20,438

See accompanying Combined Notes to Consolidated Financial Statements.
12

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES Consolidated Balance Sheets
	Unaudited
(In thousands)	March 31 2003	December 31 2002
ASSETS
Current assets:
Cash and temporary cash investments	$ 153,162	$ 58,862
Accounts receivable:
Billed:
Customer	55,300	86,842
Other	55,331	19,943
Allowance for uncollectible accounts	---	(1,411)
Materials and supplies (at average cost):
Operating and construction	54,393	55,849
Fuel	48,085	44,469
Taxes receivable	---	69,701
Deferred income taxes	42,478	25,981
Prepaid taxes	15,004	17,851
Commodity contracts	168,508	156,704
Restricted funds	135,064	---
Assets held for sale	53,773	9,259
Other	15,861	22,951
	796,959	567,001
Property, plant, and equipment:
In service, at original cost	5,266,062	5,237,353
Construction work in progress	486,647	245,038
	5,752,709	5,482,391
Accumulated depreciation	(2,098,469)	(2,069,425)
	3,654,240	3,412,966

Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	367,287	367,287
Unregulated investments	28,017	28,850
Other	13,476	7,857
	408,780	403,994

Deferred charges:
Commodity contracts	987,002	1,055,160
Other	95,693	66,165
	1,082,695	1,121,325

Total assets	$5,942,674	$5,505,286

See accompanying Combined Notes to Consolidated Financial Statements.
13

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES Consolidated Balance Sheets (Continued)
	Unaudited
(In thousands)	March 31 2003	December 31 2002

LIABILITIES AND MEMBERS' EQUITY:
Current liabilities:
Short-term debt	$ ---	$ 796,966
Long-term debt due within one year	300,000	114,350
Debentures, notes, and bonds reclassified to current	3,039,815	1,747,785
Accounts payable	178,237	231,960
Accounts payable to affiliates, net	32,176	48,022
Taxes accrued - other	19,874	23,815
Commodity contracts	203,001	191,186
Other	71,593	101,403
	3,844,696	3,255,487

Long-term debt	91,722	91,719

Deferred credits and other liabilities:
Commodity contracts	600,231	592,471
Unamortized investment credit	61,141	61,710
Deferred income taxes	341,969	356,473
Other	82,311	67,545
	1,085,652	1,078,199

Minority interest	31,852	31,543

Members' equity	888,752	1,048,338

Commitments and contingencies (Note 15)

Total liabilities and members' equity	$5,942,674	$5,505,286

See accompanying Combined Notes to Consolidated Financial Statements.
14

MONONGAHELA POWER COMPANY AND SUBSIDIARIES Consolidated Statements of Operations
	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated

Total operating revenues	$316,847	$ 265,837

Cost of revenues:
Fuel consumed for electric generation	37,058	30,550
Purchased energy and transmission	47,810	40,517
Natural gas purchases	95,959	55,854
Deferred energy costs, net	(15,570)	11,957
Total cost of revenues	165,257	138,878
Net revenues	151,590	126,959

Other operating expenses:
Operation expense	70,738	63,250
Depreciation and amortization	16,830	18,661
Taxes other than income taxes	18,127	16,348
Total other operating expenses	105,695	98,259
Operating income	45,895	28,700

Other income and (expenses), net (Note 11)	63,950	2,498

Interest charges:
Interest on debt and others	13,016	13,291
Allowance for borrowed funds used during
construction and interest capitalized	(472)	(811)
Total interest charges	12,544	12,480
Consolidated income before income taxes and cumulative effect of accounting change	97,301	18,718

Federal and state income tax expense	27,246	8,410

Consolidated income before cumulative effect of accounting change	70,055	10,308
Cumulative effect of accounting change, net of tax of $314 and $79,596, respectively	(456)	(115,437)
Consolidated net income (loss)	$ 69,599	$(105,129)

See accompanying Combined Notes to Consolidated Financial Statements.
15

MONONGAHELA POWER COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated

Cash flows from operations
Consolidated net income (loss)	$ 69,599	$(105,129)
Cumulative effect of accounting change, net	456	115,437
Consolidated income before extraordinary change	70,055	10,308
Reapplication of SFAS No. 71	(61,724)	---
Depreciation and amortization	16,830	18,661
Gain on Canaan Valley land sales	---	(1,849)
Deferred energy costs, net	(15,570)	11,957
Deferred investment credit and income taxes, net	28,539	(9,205)
Changes in certain assets and liabilities:
Accounts receivable, net	(25,747)	(11,575)
Materials and supplies	8,526	17,812
Prepaid taxes	3,824	5,079
Taxes receivable/payable, net	29,708	26,692
Accounts payable	21,243	47
Accounts payable affiliates	25,811	(8,868)
Interest accrued	3,695	2,889
Other, net	(3,619)	3,658
	101,571	65,606
Cash flows (used in) investing:
Construction expenditures	(17,444)	(14,442)
Proceeds from sale of land	---	3,118
	(17,444)	(11,324)
Cash flows (used in) financing:
Payments on debentures, notes, and bonds	(16,254)	(1,757)
Short-term debt, net	10,000	(14,350)
Notes receivable from affiliates	(12,600)	(4,900)
Dividends paid:
Preferred stock	(1,259)	(1,259)
Common stock	(8,718)	(12,489)
	(28,831)	(34,755)
Net change in cash and temporary cash investments	55,296	19,527
Cash and temporary investments at January 1	55,163	4,439
Cash and temporary investments at March 31	$110,459	$ 23,966

See accompanying Combined Notes to Consolidated Financial Statements.
16

MONONGAHELA POWER COMPANY AND SUBSIDIARIES Consolidated Balance Sheets
	Unaudited
(In thousands)	March 31 2003	December 31 2002

ASSETS
Current assets:
Cash and temporary cash investments	$ 110,459	$ 55,163
Accounts receivable:
Billed:
Customer	104,194	68,261
Other	4,762	4,549
Unbilled	43,197	51,137
Allowance for uncollectible accounts	(7,337)	(4,878)
Notes receivable due from affiliates	21,103	8,503
Materials and supplies (at average cost):
Operating and construction	18,980	18,428
Fuel, including stored gas	21,222	30,300
Taxes receivable	---	33,018
Prepaid taxes	19,768	23,592
Other, including current portion of regulatory assets	28,476	14,740
	364,824	302,813

Property, plant, and equipment:
In service, at original cost	2,525,834	2,493,002
Construction work in progress	56,891	75,678
	2,582,725	2,568,680
Accumulated depreciation	(1,206,719)	(1,197,134)
	1,376,006	1,371,546

Investments and other assets:
Investment in Allegheny Generating Company	31,842	31,533
Other	8,186	6,275
	40,028	37,808

Deferred charges:
Regulatory assets	113,629	90,496
Unamortized loss on reacquired debt	16,948	11,347
Other	9,831	7,106
	140,408	108,949

Total assets	$1,921,266	$1,821,116

See accompanying Combined Notes to Consolidated Financial Statements.
17

MONONGAHELA POWER COMPANY AND SUBSIDIAIRES Consolidated Balance Sheets (Continued)
	Unaudited
(In thousands)	March 31 2003	December 31 2002

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
Short-term debt	$ 10,000	$ ---
Debentures, notes, and bonds reclassified to current	690,190	690,127
Long-term debt due within one year	46,823	65,923
Accounts payable	85,008	63,765
Accounts payable to affiliates, net	47,348	21,472
Taxes accrued - other	33,668	41,799
Deferred energy costs	---	5,452
Interest accrued	16,898	13,385
Other	24,576	17,564
	954,511	919,487

Long-term debt	28,474	28,477

Deferred credits and other liabilities:
Unamortized investment credit	6,349	6,886
Non-current income taxes payable	41,067	41,067
Deferred income taxes	215,647	177,116
Obligations under capital leases	15,282	14,318
Regulatory liabilities	4,630	50,039
Notes payable to affiliates	15,464	15,529
Other	25,598	16,607
	324,037	321,562

Preferred stock	74,000	74,000

Stockholder's equity:
Common stock	294,550	294,550
Other paid-in capital	109,802	106,770
Retained earnings	135,892	76,270
	540,244	477,590
Commitments and contingencies (Note 15)

Total liabilities and stockholder's equity	$1,921,266	$1,821,116

See accompanying Combined Notes to Consolidated Financial Statements.
18

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES Consolidated Statements of Operations
	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated

Total operating revenues	$254,125	$221,281

Cost of revenues:
Purchased energy and transmission	179,356	154,141
Deferred energy costs, net	1,910	3,587
Total cost of revenues	181,266	157,728
Net revenues	72,859	63,553

Other operating expenses:
Operation expense	28,729	26,449
Depreciation and amortization	9,636	8,325
Taxes other than income taxes	8,520	9,014
Total other operating expenses	46,885	43,788
Operating income	25,974	19,765

Other income and (expenses), net (Note 11)	17,616	(668)

Interest charges:
Interest on debt and others	7,883	8,356
Allowance for borrowed funds used during
construction and interest capitalized	(45)	(44)
Total interest charges	7,838	8,312
Consolidated income before income taxes and cumulative effect of accounting change	35,752	10,785

Federal and state income tax expense	12,160	3,188

Consolidated income before cumulative effect of accounting change	23,592	7,597

Cumulative effect of accounting change, net of tax of $50	(79)	---

Consolidated net income	$ 23,513	$ 7,597

See accompanying Combined Notes to Consolidated Financial Statements.
19

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated

Cash flows from operations:
Consolidated net income	$ 23,513	$ 7,597
Cumulative effect of accounting change, net	79	---
Consolidated income before cumulative effect of accounting change	23,592	7,597
Depreciation and amortization	9,636	8,325
Deferred investment credit and income taxes, net	6,290	7
Deferred energy costs, net	1,910	3,587
Gain on sale of land	(1,885)	---
Reapplication of SFAS No. 71	(14,100)	---
Changes in certain assets and liabilities:
Accounts receivable, net	(15,010)	(6,649)
Materials and supplies	(605)	(1,002)
Taxes receivable/payable, net	20,122	1,932
Prepaid taxes	848	3,165
Accounts payable	411	3,640
Accounts payable to affiliates, net	3,924	(11,255)
Interest accrued	5,763	5,761
Other, net	(6,787)	1,041
	34,109	16,149
Cash flows (used in) investing:
Construction expenditures	(8,234)	(12,489)
Proceeds from sale of land	1,087	---
	(7,147)	(12,489)
Cash flows (used in) financing:
Short-term debt, net	---	(24,197)
Notes payable to affiliates	(8,500)	27,050
Dividends paid on common stock	(8,954)	(6,268)
	(17,454)	(3,415)
Net change in cash and temporary cash investments	9,508	245
Cash and temporary investments at January 1	3,169	1,608
Cash and temporary investments at March 31	$ 12,677	$ 1,853

See accompanying Combined Notes to Consolidated Financial Statements.
20

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES Consolidated Balance Sheets

	Unaudited
(In thousands)	March 31 2003	December 31 2002

ASSETS
Current assets:
Cash and temporary cash investments	$ 12,677	$ 3,169
Accounts receivable:
Billed:
Customer	91,327	62,033
Other	4,767	4,759
Unbilled	33,129	46,171
Allowance for uncollectible accounts	(4,729)	(3,479)
Materials and supplies (at average cost)	14,076	13,471
Taxes receivable	---	31,734
Deferred income taxes	3,067	3,022
Prepaid taxes	7,514	8,362
Other	4,908	1,291
	166,736	170,533
Property, plant, and equipment:
In service, at original cost	1,480,384	1,472,006
Construction work in progress	11,834	10,124
	1,492,218	1,482,130
Accumulated depreciation	(576,261)	(566,796)
	915,957	915,334

Investments and other assets	7,513	4,380

Deferred charges:
Regulatory assets	53,601	53,632
Unamortized loss on reacquired debt	10,755	10,955
Other	6,638	6,846
	70,994	71,433

Total assets	$1,161,200	$1,161,680

See accompanying Combined Notes to Consolidated Financial Statements.
21

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES Consolidated Balance Sheets (continued)
	Unaudited
(In thousands)	March 31 2003	December 31 2002

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Notes and bonds reclassified to current	$ 416,083	$ 416,026
Notes payable to affiliates	---	8,500
Accounts payable	18,863	18,452
Accounts payable to affiliates, net	44,723	40,799
Taxes accrued:
Federal and state income	162	919
Other	3,803	14,658
Deferred energy costs	2,229	2,229
Interest accrued	10,772	5,009
Other	12,135	11,758
	508,770	518,350

Deferred credits and other liabilities:
Unamortized investment credit	8,338	8,585
Noncurrent income taxes payable	45,244	45,244
Deferred income taxes	162,413	155,726
Obligations under capital leases	10,561	10,287
Regulatory liabilities	9,363	21,740
Other	5,890	5,686
	241,809	247,268

Stockholder's equity:
Common stock	224	224
Other paid-in capital	221,144	221,144
Retained earnings	189,253	174,694
	410,621	396,062

Commitments and contingencies (Note 15)

Total liabilities and stockholder's equity	$1,161,200	$1,161,680

See accompanying Combined Notes to Consolidated Financial Statements.
22

WEST PENN POWER COMPANY AND SUBSIDIARIES Consolidated Statements of Operations
	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated

Total operating revenues	$296,046	$290,855

Cost of revenues:
Purchased energy and transmission	175,872	172,726
Net revenues	120,174	118,129

Other operating expenses:
Operation expense	41,012	46,449
Depreciation and amortization	20,230	18,910
Taxes other than income taxes	19,582	18,277
Total other operating expenses	80,824	83,636
Operating income	39,350	34,493

Other income and (expenses), net (Note 11)	634	14,794

Interest charges:
Interest on debt and others	10,506	12,212
Allowance for borrowed funds used during construction	3	(206)
Total interest charges	10,509	12,006

Consolidated income before income taxes and cumulative effect of accounting change	29,475	37,281

Federal and state income tax expense	8,687	10,947

Consolidated income before cumulative effect of accounting change	20,788	26,334

Cumulative effect of accounting change, net of tax of $474	(690)	---

Consolidated net income	$ 20,098	$ 26,334

See accompanying Combined Notes to Consolidated Financial Statements.
23

WEST PENN POWER COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated

Cash flows (used in) operations:
Consolidated net income	$ 20,098	$ 26,334
Cumulative effect of accounting change, net	690	---
Consolidated net income before cumulative effect of accounting change	20,788	26,334
Depreciation and amortization	20,230	18,910
Amortization of adverse purchase power contract	(4,766)	(5,782)
Deferred investment credit and income taxes, net	1,011	(254)
Gain on sale of land	---	(12,465)
Changes to certain assets and liabilities:
Accounts receivable, net	2,584	(5,219)
Materials and supplies	(2,633)	(1,607)
Taxes receivable/payable, net	(305)	2,633
Prepaid taxes	(39,873)	(31,026)
Accounts payable	909	(651)
Accounts payable to affiliates, net	(2,771)	(11,796)
Interest accrued	2,642	2,245
Other, net	(1,690)	10,496
	(3,874)	(8,182)

Cash flows (used in) investing:
Construction expenditures	(11,313)	(16,543)
Proceeds from sale of land	---	12,784
	(11,313)	(3,759)

Cash flows (used in) from financing:
Payments of notes and bonds	(19,878)	(17,492)
Notes payable to affiliates	21,100	58,650
Dividends paid on common stock	(6,335)	(18,514)
	(5,113)	22,644

Net change in cash and temporary cash investments	(20,300)	10,703
Cash and temporary investments at January 1	37,737	6,257
Cash and temporary investments at March 31	$ 17,437	$ 16,960

See accompanying Combined Notes to Consolidated Financial Statements.
24

WEST PENN POWER COMPANY AND SUBSIDIARIES Consolidated Balance Sheets
	Unaudited
(In thousands)	March 31 2003	December 31 2002

ASSETS
Current assets:
Cash and temporary cash investments	$ 17,437	$ 37,737
Accounts receivable:
Billed:
Customer	91,811	79,964
Other	6,750	8,661
Unbilled	57,196	68,746
Allowance for uncollectible accounts	(15,375)	(14,405)
Materials and supplies (at average cost)	19,228	16,595
Taxes receivable	---	7,966
Deferred income taxes	10,713	13,986
Prepaid Taxes	39,873	---
Regulatory assets	34,508	34,776
Other	6,044	5,328
	268,185	259,354
Property, plant, and equipment:
In service, at original cost	1,734,368	1,724,221
Construction work in progress	27,480	27,595
	1,761,848	1,751,816
Accumulated depreciation	(640,478)	(626,696)
	1,121,370	1,125,120

Investments and other assets	5,695	3,333

Deferred charges:
Regulatory assets	399,853	406,575
Unamortized loss on reacquired debt	3,837	3,988
Other	8,106	7,751
	411,796	418,314

Total assets	$1,807,046	$1,806,121

See accompanying Combined Notes to Consolidated Financial Statements.
25

WEST PENN POWER COMPANY AND SUBSIDIARIES Consolidated Balance Sheets (continued)

	Unaudited
(In thousands)	March 31 2003	December 31 2002

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Long-term debt due within one year	$ 76,003	$ 75,996
Notes and bonds reclassified to current	490,377	510,229
Notes payable to affiliates	21,100	---
Accounts payable	29,363	28,454
Accounts payable to affiliates, net	42,895	45,666
Taxes accrued:
Federal and state income	391	---
Other	7,866	16,528
Interest accrued	4,689	2,047
Adverse power purchase commitments	18,808	19,064
Other	13,573	16,458
	705,065	714,442

Deferred credits and other liabilities:
Unamortized investment credit	18,766	19,003
Noncurrent income taxes payable	24,017	24,017
Deferred income taxes	296,198	298,154
Obligations under capital leases	11,955	12,064
Regulatory liabilities	13,773	13,936
Adverse power purchase commitments	231,637	236,147
    Other
	10,847	7,333

    607,193

  610,654

Stockholder's equity:
Common stock	65,842	65,842
Other paid-in-capital	248,407	248,407
Retained earnings	180,539	166,776
	494,788	481,025

Commitments and contingencies (Note 15)

Total liabilities and stockholder's equity	$1,807,046	$1,806,121

See accompanying Combined Notes to Consolidated Financial Statements.
26

ALLEGHENY GENERATING COMPANY Statements of Operations
	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated

Affiliated operating revenues	$17,213	$14,886

Operating expenses:
Operation expense	1,478	1,471
Depreciation	4,286	4,247
Taxes other than income taxes	855	907
Total operating expenses	6,619	6,625
Operating income	10,594	8,261

Other income and (expenses), net (Note 11)	46	---

Interest on debt and others	3,612	2,853

Income before income taxes	7,028	5,408

Federal and state income tax expense	2,183	1,570

Net income	$ 4,845	$ 3,838

See accompanying Combined Notes to Financial Statements.
27

ALLEGHENY GENERATING COMPANY Statements of Cash Flows

	Unaudited Three Months Ended March 31
(In thousands)	2003	2002 Restated

Cash flows from operations:
Net Income	$ 4,845	$ 3,838
Depreciation	4,286	4,247
Deferred investment credit and income tax, net	(1,556)	(1,901)
Changes in certain assets and liabilities:
Materials and supplies	(10)	68
Accounts payable	296	1,107
Affiliated accounts receivable/payable, net	10,929	1,904
Taxes receivable/payable, net	16,031	3,242
Interest accrued	(2,003)	(2,422)
Other, net	572	369
	$33,390	$10,452

Cash flows (used in) investing:
Construction expenditures	(1,289)	(517)
	(1,289)	(517)

Cash flows (used in) financing:
Notes payable to parent	55,000	(9,900)
Short-term debt, net	(55,000)	---
Dividends paid on common stock	(3,500)	---
	(3,500)	(9,900)

Net change in cash and temporary cash investments	28,601	35
Cash and temporary investments at January 1	2,104	11
Cash and temporary investments at March 31	$30,705	$ 46

See accompanying Combined Notes to Financial Statements.
28
ALLEGHENY GENERATING COMPANY Balance Sheets
	Unaudited
(In thousands)	March 31 2003	December 31 2002

ASSETS
Current assets:
Cash and temporary cash investments	$ 30,705	$ 2,104
Accounts receivable from parents/affiliates, net	878	11,807
Materials and supplies (at average cost)	2,239	2,229
Taxes receivable affiliated/nonaffiliated	---	11,929
Other	242	363
	34,064	28,432
Property, plant, and equipment:
In service, at original cost	830,275	829,428
Construction work in progress	4,512	4,070
	834,787	833,498
Accumulated depreciation	(282,375)	(278,090)
	552,412	555,408
Deferred charges:
Regulatory assets	8,108	8,108
Unamortized loss on reacquired debt	5,218	5,368
Other	116	237
	13,442	13,713

Total assets	$599,918	$597,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ ---	$ 55,000
Long-term debt due within one year	50,000	50,000
Debentures reclassified to current	99,302	99,273
Taxes accrued	4,102	---
Other	1,683	3,238
	155,087	207,511

Long-term note payable to parent	55,000	---

Deferred credits and other liabilities:
Unamortized investment credit	40,904	41,233
Deferred income taxes	166,072	167,089
Regulatory liabilities	26,042	26,252
Taxes payable to affiliates - long-term	18,199	18,199
	251,217	252,773

Stockholders' equity:
Common stock	1	1
Other paid-in capital	132,669	132,669
Retained earnings	5,944	4,599
	138,614	137,269

Total liabilities and stockholders' equity	$599,918	$597,553

See accompanying Combined Notes to Financial Statements.
29

ALLEGHENY ENERGY, INC. Combined Notes to Consolidated Financial Statements March 31, 2003 (UNAUDITED)

The notes to the consolidated financial statements that follow are a combined presentation for Allegheny and its subsidiary registrants. The following chart indicates the registrants to which the footnotes apply:

Note	Allegheny	AE Supply	Monongahela	Potomac Edison	West Penn	AGC
1. Basis of Interim Presentation	X	X	X	X	X	X
2. Debt Covenants and Liquidity Strategy	X	X	X	X	X	X
3. Energy Trading Activities	X	X
4. Assets Held for Sale	X	X
5. Goodwill and Other Intangible Assets	X	X	X	X	X
6. Derivative Instruments and Hedging Activities	X	X
7. Other Comprehensive Income	X	X	X	X	X	X
8. Business Segments	X		X
9. Accounting for the Effects of Price Deregulation	X		X	X	X
10. Earnings per Share	X
11. Other Income and Expenses, Net	X	X	X	X	X	X
12. Asset Retirement Obligations	X	X	X	X	X	X
13. Guarantees	X	X
14. Variable Interest Entities	X
15. Commitments and Contingencies	X	X	X	X	X
16. Subsequent Events	X	X	X
30

ALLEGHENY ENERGY, INC. COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Allegheny Energy, Inc. (AE) together with its consolidated subsidiaries (Allegheny), should be read in conjunction with the Annual Report on the combined Form 10-K of Allegheny Energy, Inc.; Allegheny Energy Supply Company, LLC; Monongahela Power Company; The Potomac Edison Company; West Penn Power Company; and Allegheny Generating Company for the year ended December 31, 2002.

The interim financial statements included herein have been prepared by Allegheny, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (GAAP) have been condensed or omitted, and management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the consolidated results of operations for the three months ended March 31, 2003, and 2002; cash flows for the three months ended March 31, 2003, and 2002; and financial position at March 31, 2003, and December 31, 2002. Because of the seasonal nature of Allegheny's utility operations at Monongahela, Potomac Edison, and West Penn, results for the three months ended March 31, 2003, are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For more information on the seasonal nature, see Part I, Item 1, Risk Factors, Other Risk Factors Associated with Our Business, in Allegheny's 2002 Annual Report on Form 10-K.

As discussed in the Quarterly Financial Information notes in the 2002 Annual Report on Form 10-K (See Note 24 for Allegheny, Note 21 for AE Supply and Monongahela, Note 16 for Potomac Edison, Note 14 for West Penn, and Note 11 for AGC), results of operations for the three months ended March 31, 2002, have been restated as a result of Allegheny's Comprehensive Financial Review (See Note 2 for Allegheny, AE Supply, Monongahela, Potomac Edison, and West Penn.) Accordingly, the statements of cash flows for the three months ended March 31, 2002, also have been restated.

Certain amounts in the December 31, 2002, consolidated balance sheets for Allegheny, AE Supply, and West Penn have been reclassified for comparative purposes.

Federal and State Income Taxes. The provisions for income tax (benefit) expense for (loss) earnings from operations result in an estimated annual effective income tax rate, which differs from the federal statutory rate of 35 percent principally due to state income taxes, tax credits, effects of utility rate making, and certain non-deductible expenses.

Stock-Based Employee Compensation. Allegheny maintains a stock-based employee compensation plan, which is described in greater detail in Note 18, Stock-Based Compensation, to the consolidated financial statements of AE's 2002 Annual Report on Form 10-K. There were no option grants issued during the first quarter of 2003.

Allegheny accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been recognized in consolidated net loss, as all options granted under the plan had an exercise price that equaled the market price of the underlying stock on the date of the grant. Allegheny adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123," effective for interim periods beginning after December 15, 2002. The following table illustrates the effect on consolidated net loss and earnings per share as if Allegheny had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

	Three Months Ended March 31
(In millions, except per share data)	2003	Restated 2002
Consolidated net loss:
As reported	$(58.8)	$(54.4)
Pro forma	(59.7)	(56.1)
Loss per share (basic and diluted):
As reported	$ (.46)	$ (.43)
Pro forma	(.47)	(.45)

NOTE 2: DEBT COVENANTS AND LIQUIDITY STRATEGY
Debt Covenants

Allegheny refinanced existing debt and issued new debt, on February 25, 2003, and March 13, 2003, as the result of its entry into the Borrowing Facilities, as described below. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for both Allegheny and AE Supply for additional information regarding the Borrowing Facilities. Issuance costs associated with the Borrowing Facilities totaled $46.6 million, of which $46.3 million has been deferred and will be amortized using the effective interest rate method over the life of the Borrowing Facilities.

AE, AE Supply, Monongahela, and West Penn entered into agreements (Borrowing Facilities) totaling $2,447.8 million with various credit providers to refinance and restructure the bulk of AE and AE Supply's short−term debt.

Following is a summary of the terms of the Borrowing Facilities:

1. Facilities at AE, Monongahela and West Penn:

•

A $305.0 million unsecured facility with AE, Monongahela, and West Penn as the designated borrowers, and under which AE has utilized the full facility amount. Borrowings under this facility bear interest at a London Interbank Offering Rate (LIBOR) based rate plus a margin of five percent or a designated money center bank's base rate plus four percent. This facility requires quarterly amortization payments of $7.5 million;

• A $25.0 million unsecured credit facility at AE. This facility had an interest rate of a designated money center bank's base rate plus four percent and was retired in July 2003; and
•

A $10.0 million unsecured credit facility at Monongahela. This facility was subsequently renegotiated as part of a $55 million revolving facility, of which $53.6 million was drawn. See Note 16, Subsequent Events, for additional information.

32
2. Facilities at AE Supply:
•

A $987.7 million credit facility (the Refinancing Credit Facility) at AE Supply, of which $893.4 million is secured by substantially all of the assets of AE Supply. Borrowings under the facility bear initial interest at a LIBOR−based rate plus a margin of six percent or a designated money center bank's base rate plus a margin of five percent on the secured portion. The interest rate margin applicable to unsecured borrowings under the facility is 10.5 percent. This facility requires amortization payments of approximately $23.6 million in September 2004, and $117.8 million in December 2004, and matures in April 2005;

•

A $470.0 million credit facility, of which $420.0 million was committed and is outstanding and $50.0 million is no longer committed. The facility is secured by substantially all of AE Supply's assets. Borrowings under the facility bear interest at a LIBOR−based rate plus six percent or a designated money center bank's base rate plus a margin of five percent. This facility requires an amortization payment of $250.0 million in December 2003 and payment of the balance of $170.0 million in September 2004; and

•

A $270.1 million credit facility (the Springdale Credit Facility) associated with the financing of the construction of AE Supply's new generating facility in Springdale, Pennsylvania, and which is secured by a combination of that facility and substantially all of AE Supply's assets. Borrowings under the facility bear interest at a LIBOR−based rate plus a margin of six percent or a designated money center bank's base rate plus a margin of five percent on the portion secured by substantially all of AE Supply's assets. The interest rate margin applicable to the remainder of the borrowings under the facility is 10.5 percent. This facility requires amortization payments of $6.4 million in September 2004, and $32.2 million in December 2004, and matures in April 2005.

In addition, $380.0 million of indebtedness related to the discontinued St. Joseph, Indiana generating project, in the form of A−Notes, was restructured and assumed by AE Supply. Of this debt, $343.7 million is secured by substantially all of the assets of AE Supply, other than its new generating facility in Springdale, Pennsylvania. The secured portion of this debt bears an interest rate of 10.25 percent, and the unsecured portion bears interest at 13.0 percent. This debt matures in November 2007.

The $420.0 million committed and borrowed by AE Supply under the $470.0 million facility represents new liquidity. The Borrowing Facilities at AE Supply also refinanced $1,637.8 million of existing debt and letters of credit, including $894.9 million outstanding under various credit agreements, and $270.1 million outstanding related to the construction of AE Supply's generating facility in Springdale, Pennsylvania, which went into commercial operation in July 2003. The Borrowing Facilities at AE, Monongahela, and West Penn refinanced $340.0 million of existing debt and letters of credit.

Until August 1, 2003, after certain conditions associated with securing the collateral under the Borrowing Facilities were met on July 19, 2003, the LIBOR component charged AE Supply under the Borrowing Facilities with respect to secured borrowings had a two percent floor. Also, since AE Supply was unable to secure all of the Borrowing Facilities and the restructured A−Note debt before July 31, 2003, the interest rates charged on the amounts not so secured increased to a spread of 10.5 percent over the applicable LIBOR−based rate, which contains a two percent floor for unsecured borrowings, or the designated money center bank's base rate for the Refinancing Credit Facility and the Springdale Credit Facility, and the interest rate increased to 13.0 percent for the unsecured portion of the $380.0 million A−Note debt retroactively to February 25, 2003, the closing date of the Borrowing Facilities. The total amounts unsecured under the Refinancing Credit Facility, the Springdale Credit Facility and the A−Note debt are approximately $94.3 million, $175.8 million and $36.3 million, respectively.

AE Supply utilized $2,057.8 million under the Borrowing Facilities and the restructured A−Notes. Of the total, either AE Supply's new generating facility in Springdale, Pennsylvania or substantially all of AE Supply's assets secures $1,927.2 million. A covenant in AE Supply's public debt places limitations, with certain exceptions, upon the issuance of secured debt. This limitation will constrain AE Supply's ability to borrow additional funds until outstanding secured debt is reduced.

The interest rates payable by AE Supply under certain parts of the Borrowing Facilities are tied to AE Supply's credit ratings. Should AE Supply's credit ratings improve from its current ratings to certain specified higher ratings, the rate of interest AE Supply would be required to pay under the Refinanced Credit Facility and the Springdale Credit Facility could decrease by 0.5 percent to 1.0 percent for the secured portion of those credit facilities.

Allegheny is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:
•	fixed−charge coverage ratio of 1.10 through the first quarter of 2005; and
•	maximum debt−to−capital ratio of 75 percent in 2003 and 72 percent from 2004 through the first quarter of 2005.
AE Supply also is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:
•

minimum earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreements, of $100.0 million by June 30, 2003, increasing to $304.0 million by December 31, 2003, to $430.0 million in increments for the 12 months ending each quarter through the first quarter of 2005;

•	interest coverage ratio of not less than 0.75 through June 30, 2003, increasing to 1.10 by December 31, 2003, 1.50 by December 31, 2004, through the first quarter of 2005; and
•	minimum net worth of $800.0 million (subject to downward adjustment under specific circumstances).

Effective July 22, 2003, Allegheny and AE Supply were granted waivers from compliance with all of the above financial tests for the first and second quarters of 2003. Effective August 22, 2003, Allegheny and AE Supply received additional waivers of the financial tests for the third quarter of 2003.

The Borrowing Facilities also have provisions requiring prepayments out of the proceeds of asset sales and debt and equity issuances, as follows:

•	75 percent of the net proceeds of sales of assets of Allegheny (excluding AE Supply and its subsidiaries) up to $400.0 million, and 100 percent thereafter;
•	75 percent of the net proceeds of sales of assets of AE Supply and its subsidiaries up to $800.0 million, and 100 percent thereafter, excluding AE Supply's new facility in Springdale, Pennsylvania;
34

•	100 percent of the net proceeds of any sale of AE Supply's new facility in Springdale, Pennsylvania;
•

100 percent of the net proceeds of debt issuances (excluding specified exemptions, including an exemption of up to $50.0 million for the Distribution Companies and refinancings meeting certain criteria);

•	100 percent of net proceeds from equity issuances;
•	50 percent of Allegheny's (excluding AE Supply and its subsidiaries) excess cash flow (as defined in the Borrowing Facilities); and
•	50 percent of AE Supply's excess cash flow (as defined in the Borrowing Facilities).

The Borrowing Facilities also contain restrictive covenants that limit Allegheny's ability to: borrow funds; incur liens; enter into a merger or other change of control transaction; sell assets; make investments; prepay indebtedness; amend contracts; pay dividends and other distributions on Allegheny's equity; and operate Allegheny's business, by requiring it to adhere to an agreed business plan.

Substantially all of the debt of AE, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC remains classified as current, in accordance with EITF Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," as the result of noncompliance with certain financial reporting covenants. Allegheny and AE Supply have obtained waivers of these covenants for each of the quarterly reporting periods through and including September 30, 2003. For the debt obligations at Monongahela, Potomac Edison, West Penn, and AGC, the classification as current is the result of noncompliance with certain reporting requirements in their various indenture agreements. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for Monongahela, Potomac Edison, and West Penn, and Note 2, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for AGC for additional information regarding the nature of these financial reporting covenant violations.

The debt holders have not provided Monongahela, Potomac Edison, West Penn, and AGC with any notices of default under the agreements. Such notices, if received, would allow Monongahela, Potomac Edison, West Penn, and AGC either 30 or 60 days to cure their respective noncompliance before the debt holders could accelerate the due dates of the debt obligations.

On September 29, 2003, Mountaineer obtained waivers with respect to its Note Purchase Agreements extending the respective agreements' covenant due dates for the 2002 annual audited financial statements until October 31, 2003. Also, Mountaineer has obtained waivers for the delivery of its unaudited financial statements to the noteholders for the first, second, and third quarters of 2003. Mountaineer provided its 2002 annual audited financial statements to noteholders on October 31, 2003. Mountaineer is required to deliver the first quarter 2003 unaudited financial statements by December 30, 2003. The second and third quarter 2003 unaudited financial statements are required to be delivered by February 1, 2004. These dates both include a 30-day grace period that is provided under the Note Purchase Agreements.

Liquidity Strategy

Allegheny has prepared its financial statements assuming that it will continue as a going concern. However, Allegheny's noncompliance with certain of its reporting obligations under its debt covenants (described above) and the resultant classification of certain debt as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on the financial statements, within the 2002 Annual Report, that indicates there is substantial doubt about Allegheny's ability to continue as a going concern (a "Going Concern" opinion). The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Allegheny is in the process of preparing its Quarterly Reports on Form 10-Q for the periods ended June 30, 2003, September 30, 2003, and September 30, 2002, and will file such reports as soon as they are available. Thereafter, Allegheny plans to file its subsequent public financial reports on a timely basis.

Allegheny has adopted a long−term strategy of focusing on the core generation and T&D businesses in which it has been historically engaged. Allegheny will seek, consistent with regulatory constraints, to manage its business lines as an integrated whole. Implementing this strategy will be a significant challenge, in part, because of the continuing legacy of past transactions that have negatively affected Allegheny's operations and financial condition.

Allegheny has taken a number of recent actions to improve its financial condition. These steps include substantial senior management changes; completion of key financing transactions, including the refinancing of principal credit facilities (as discussed above); exiting from Western United States energy markets; refocusing trading activities; asset sales; restructuring and cost−reducing initiatives; and improving internal controls and reporting.

Private Placement: On July 24, 2003, Allegheny obtained $291 million ($275 million after deducting various fees and placement agents' commissions) from the issuance to a special purpose finance subsidiary of AE, Allegheny Capital Trust I (Capital Trust), of units consisting of $300 million principal amount of 11 7/8 percent Notes due 2008 and warrants for the purchase of up to 25 million shares of AE's common stock, exercisable at $12 per share. The warrants are mandatorily exercisable if AE's common stock price equals or exceeds $15 per share over a specified averaging period occurring after June 15, 2006. The warrants are stapled to the notes and may be exercised only through the tender of the notes. The finance subsidiary obtained proceeds required to purchase the units by issuing $300 million liquidation amount of its 11 7/8 percent Mandatorily−Convertible Trust Preferred Securities to investors in a private placement. The holder of a preferred security is entitled to distributions on a corresponding principal amount of notes and may direct the exercise of warrants stapled to the notes in order to convert the preferred securities into AE common stock. AE guarantees Capital Trust's payment obligations under the preferred securities. In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," Allegheny's consolidated balance sheet will reflect the Notes as long−term debt. The Notes and AE's guarantee of Capital Trust's payment obligations are subordinated only to indebtedness arising under the agreements governing certain of AE's indebtedness under the Borrowing Facilities.

Exiting from Western United States Energy Markets: Allegheny worked through 2003 to accomplish AE Supply's effective exit from the Western United States energy markets. Its positions based in the Western United States had been a substantial source of earnings and cash flow volatility and risk, and trading in these markets does not fit with Allegheny's new business model.

Renegotiation and Sale of CDWR Contract. In June 2003, AE Supply entered into a settlement agreement with the State of California to resolve the state's litigation regarding its power supply contracts with the CDWR. The terms of the settlement reduced the volume of power to be delivered from 2005−2011 and reduced the sale price of off−peak power to be delivered from 2004−2011, which in turn substantially reduced the value of the contract. (See Notes 26 and 23 of AE's and AE Supply's 2002 Annual Report on Form 10-K, respectively, under "Other Litigation−CDWR" for additional information). On September 15, 2003, Allegheny closed the sale of the CDWR contract and associated hedge transactions, to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc., for approximately $354 million. Allegheny has applied $214 million of the sale proceeds to required payments under agreements entered into to terminate tolling agreements with Williams Energy Marketing and Trading Company (Williams) and Las Vegas Cogeneration II (LV Cogen), a unit of Black Hills Corporation, as described below. Allegheny will apply an additional $28 million of the proceeds to make required payments in March and September of 2004 under the agreement with Williams. Approximately $26 million is being held in a pledged account for the benefit of AE Supply's creditors. This arrangement is intended to enhance AE Supply's ability to refinance certain unsecured borrowings. Approximately $71 million of the sale proceeds were placed in escrow for the benefit of J. Aron & Company, pending Allegheny's fulfillment of certain post−closing requirements. When the escrowed funds are released, approximately $50 million will be added to the pledged account and AE Supply will receive the balance. The remaining $15 million of sale proceeds have been used to partially offset certain of the hedges related to the CDWR contract and to pay fees and expenses associated with the transaction.

Agreement to Terminate Williams Toll. In July 2003, AE Supply entered into a conditional agreement with Williams to terminate its 1,000 MW tolling agreement with Williams. Under the agreement, AE Supply made an initial payment to Williams of approximately $2.4 million to satisfy certain amounts under a related hedge agreement. Allegheny made a $100 million payment to Williams after the close of the sale of the CDWR contract. Allegheny will make two payments of $14 million to Williams in March and September of 2004. The tolling agreement will terminate when the final $14 million payment is made.

Termination of LV Cogen Toll. In mid−September, 2003, AE Supply terminated its 222 MW tolling agreement with LV Cogen. Allegheny made a $114 million termination payment to LV Cogen after the closing of the sale of the CDWR contract.

In July and August 2003, AE Supply contracted for the sale of the CDWR contract and related hedges to J. Aron & Company and for the termination of tolling agreements with Williams and LV Cogen. As of December 31, 2002, and March 31, 2003, the fair value of the CDWR contract and the related hedges plus the Williams and LV Cogen tolling agreements was $525.7 million and $447.8 million, respectively, resulting in an unrealized loss of $77.9 million. Note 3 of the 2002 Annual Report included on Form 10-K, for both AE and AE Supply, reported a fair value at December 31, 2002 of $554.5 million; however, primarily due to counterparty modifications, the fair value of the CDWR contract and the related hedges plus the Williams and LV Cogen tolling agreements as of December 31, 2002, has been revised to $525.7 million. This had no impact on other previously disclosed amounts.

From January 1, 2003, through the date that these contracts were either sold or agreements were reached to terminate the contracts, the aggregate fair value of the contracts decreased by approximately $435 million. As a result of the sale of the CDWR contract and related hedges and the agreements to terminate the Williams and LV Cogen tolling agreements in the third quarter of 2003, Allegheny incurred a net loss of approximately $50 million, before income taxes. This loss was determined excluding the approximately $71 million of sale proceeds that were placed in escrow pending Allegheny's fulfillment of certain post−closing requirements.

After completing these major transactions, Allegheny's remaining trading exposures to the Western United States energy markets consisted of several shorter−term trades that hedged the CDWR contract and several long−term hedges of the LV Cogen tolling agreement. Allegheny subsequently entered into agreements to close-out these remaining open positions.

Refocusing Trading Activities: Adoption of Asset−Based Trading Strategy. AE Supply is reorienting its trading operations from high−volume financial trading in national markets to asset optimization and hedging within its region. AE Supply is implementing this rebalancing over time as its liquidity allows. Effectively exiting the Western United States energy markets, together with unwinding substantial non−core trading positions, has enabled AE Supply to reduce long−term trading−related cash outflows and collateral obligations. In the future, AE Supply will seek to concentrate its efforts in the PJM, Midwest, and Mid−Atlantic markets where it has a physical presence and greater market knowledge. Ultimately, AE Supply intends to conduct asset optimization and hedging activities with the primary objective of locking in cash flows associated with AE Supply's portfolio of core physical generating and load positions.

Relocation of Trading Operations. AE Supply moved its energy marketing operations from New York to Monroeville, Pennsylvania, on May 5, 2003, and has reduced its trading operations. This transition will result in ongoing cost savings and improve integration with AE Supply's generation activity. The reduced staffing levels are intended to reflect the newly revised focus of the trading function. Management believes that both trading and marketing and generation operations can be enhanced by locating trading personnel closer to personnel managing AE Supply's generating assets. Personnel involved in the separate functions can be cross−trained and will be better positioned to enhance the relationship between the two functions.

Asset Sales: In 2002, Allegheny announced that it was considering asset sales as part of an overall strategy to address its liquidity requirements. Allegheny has achieved the sale of its most significant assets with a nexus to the Western United States. Allegheny has also closed the sale of its interest in the Conemaugh Generating Station (Conemaugh), as described below. Allegheny continues to consider the sale of additional assets, especially non−core assets, including Mountaineer.

Land Sales. Effective February 14, 2002, West Penn, through its subsidiary West Virginia Power and Transmission Company, sold 12,000 acres of land in Canaan Valley, W.Va., to the U.S. Fish & Wildlife Service for $16 million. Effective December 18, 2002, it also sold a 2,468−acre tract of land for $6.9 million and made a charitable contribution of a 740 acre tract in Canaan Valley, W.Va., to Canaan Valley Institute.

Fellon−McCord and Alliance Services, LLC. Effective December 31, 2002, AE sold Fellon−McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC, (Alliance Energy Services) a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million.

Conemaugh Generating Station. On June 27, 2003, AE Supply completed the sale of its 83 MW share of the coal−fired Conemaugh Generating Station, located near Johnstown, Pennsylvania, to a subsidiary of

UGI Development Corporation, (UGI), for approximately $46.3 million, which does not include a contingent amount of $5 million. This contingent amount could be received in full, in part, or not at all, depending upon AE Supply's performance of certain post−closing obligations.

Restructuring and Cost−Reducing Initiatives: Allegheny has taken several actions to align its operations with its strategy and reduce its cost structure.

Termination of Non−Core Construction Activity. In 2002, AE Supply ceased construction and planning of various merchant generation projects to attempt to conserve cash and other resources and focus its resources on its core generating assets.

Restructuring of Operations. In July 2002, Allegheny announced a restructuring plan intended to strengthen its financial performance by, among other things, reducing its workforce. Allegheny has achieved workforce reductions of more than 10 percent through a voluntary Early Retirement Option (ERO) program and selected staff reductions. In 2002, approximately 600 eligible employees accepted the ERO program resulting in a charge of $82.6 million, before income taxes. Allegheny will continue to take actions intended to reduce costs and improve productivity in all of its operations.

Suspension of Dividends. The Board of Directors of AE determined not to declare a dividend on AE's common stock for the fourth quarter of 2002. Covenants contained in Allegheny's new Borrowing Facilities entered into in February 2003, and in the indenture entered into in connection with the convertible trust preferred securities issuance in July 2003, as well as regulatory limitations under PUHCA, are expected to preclude AE from declaring or paying cash dividends for the foreseeable future.

Elimination of Preemptive Rights. On March 14, 2003, AE's common stockholders approved an amendment to AE's articles of incorporation eliminating common stockholders' preemptive rights. The elimination of preemptive rights removes an obstacle to AE's ability to privately place equity or convertible securities.

Improving Internal Controls and Reporting: Comprehensive Accounting Review. Commencing in the third quarter of 2002, Allegheny undertook a comprehensive and extended review of its financial information and internal controls and procedures. This review included extensive involvement by top management and directors, independent auditors and other outside service firms. Allegheny continues to address its controls environment and reporting procedures, as well as its SEC filing and other outstanding reporting obligations. See Part I, Item 4, "Controls and Procedures," for a detailed discussion.

Associated Risks: There are many attendant risks, both with Allegheny's current liquidity situation and the measures that have been undertaken to remedy the situation in the short−term. These risks can be viewed as liquidity risks associated with the Borrowing Facilities, asset sales risks, and risks associated with the restructuring.

Liquidity Risks Associated with the Borrowing Facilities: These risks would include increased interest rate risk and additional borrowing costs. Also, required prepayments under the Borrowing Facilities will absorb a large portion of future estimated cash flows and will limit Allegheny's ability to raise capital for purposes other than debt repayment.

Asset Sales Risks: If asset sales do occur, it is likely that they would not be at terms as favorable as the market conditions existing when the assets were originally acquired. This situation could expose Allegheny to a loss in value on those assets.

Restructuring Risks: In association with the workforce reductions, winding−down and relocation of the energy trading operations, and the cancellation of construction projects, Allegheny is faced with the risk of losing experienced personnel, diverting management resources away from continuing operations, and failing to realize anticipated cost reductions.

There is no guarantee that Allegheny will be able to complete its plan to strengthen its liquidity in the short−term and move to its longer−term strategy of remaining an integrated energy company with a focus on its fundamental power generation and delivery businesses.

In 2003, Allegheny's cash flows are expected to be adequate to meet all of its payment obligations and to fund capital expenditures. Allegheny expects that cash flows from operations will not be sufficient in 2004 to cover future obligations, including its capital expenditure requirements. Allegheny expects that it will need to sell certain assets or arrange for alternative financing in order to repay the principal amounts under the Borrowing Facilities scheduled for the third and fourth quarters of 2004.

NOTE 3: ENERGY TRADING ACTIVITIES

As of January 1, 2003, EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management," resulted in a change in the Company's accounting for certain commodity contracts related to AE Supply's energy trading activities. AE Supply analyzed its commodity contracts to determine which contracts are derivatives as defined by SFAS No. 133. The contracts determined to be derivatives continue to be recorded at their fair value.

As a result of the adoption of EITF Issue No. 02-3, AE Supply recorded a charge against earnings of $12.1 million, net of income taxes ($19.7 million, before income taxes) as the cumulative effect of a change in accounting principle on January 1, 2003. This charge represents the fair value of those contracts previously accounted for under EITF Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities," that no longer qualify for mark-to-market accounting. Under EITF Issue No. 02-3, mark-to-market accounting is precluded for energy trading contracts that are not derivatives pursuant to SFAS No. 133.

The net fair value of AE Supply's commodity contracts decreased by $75.9 million as a result of $45.2 million of net unrealized losses recorded during the first quarter of 2003 primarily due to changes in market conditions, $19.7 million for the cumulative effect of adopting EITF No. 02-3 effective January 1, 2003, and $11.0 million in option premium expirations. There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will impact AE Supply's operating results.

NOTE 4: ASSETS HELD FOR SALE AE Supply had the following assets held for sale at March 31, 2003, and December 31, 2002:
(In millions)	March 31 2003	December 31 2002
Conemaugh Generating Station	$45.8	$---
Turbine/Generator set from a cancelled project	8.0	9.3
Total	$53.8	$9.3

In September 2002 AE Supply cancelled the planned construction of a 79 MW barge-mounted generation project. As a result of AE Supply's decision to sell the turbine/generator set that was acquired for this project, the investment in the turbine/generator set was classified as an asset held for sale and written down to its estimated fair value in the third quarter of 2002. The sale of the turbine/generator set was completed in August 2003.

In February 2003, a subsidiary of AE Supply entered into an agreement to sell its 83 MW share of the coal-fired Conemaugh Generating Station (Conemaugh) to UGI Development Company (UGI) for approximately $46.3 million. As a result, AE Supply has written down its investment in Conemaugh to approximately $45.8 million, which represents the agreed upon sales price less estimated costs to sell the asset. This write-down resulted in a loss of approximately $28.5 million, before income taxes, which was recorded in operation expense on the consolidated statement of operations for the three months ended March 31, 2003. In June 2003, the agreement was modified to include $5.0 million for contingent consideration, bringing the total purchase price to $51.3 million. The loss above does not include any amounts of contingent compensation. The sale of Conemaugh was completed in June 2003.

AE Supply's assets held for sale are included in Allegheny's generation and marketing segment.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in goodwill from the period December 31, 2002, to March 31, 2003.

The components of other intangible assets, excluding an intangible asset of $38.6 million related to an additional minimum pension liability (see Note 17 of AE's 2002 Annual Report on Form 10-K), were as follows:

	March 31 2003		December 31 2002
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Included in Property, Plant, and Equipment on the consolidated balance sheets:
Land easements, amortizable	$ 97.0	$24.4	$ 97.0	$24.1
Land easements, unamortizable	31.6	--	31.6	--
Natural gas rights	6.6	3.6	6.6	3.5
Total	$135.2	$28.0	$135.2	$27.6
Amortization of intangible assets was $0.4 million and $14.7 million for the three months ended March 31, 2003, and 2002, respectively. Amortization for the three months ended March 31, 2003 does not
41

include amortization of $14.3 million related to Alliance Energy Services, which was sold December 31, 2002. For the three months ended March 31, 2003, the $0.4 million of amortization was comprised primarily of approximately $0.2 million for Potomac Edison, and approximately $0.1 million, each, for both West Penn and Monongahela.

Amortization expense is estimated to be $1.5 million annually for 2004 through 2008.

NOTE 6: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposures to various market risks as described in its 2002 Annual Report on Form 10-K. The following information supplements, and should be read in conjunction with, Note 4, Energy Trading Activities, and Note 9, Derivative Instruments and Hedging Activities, to the consolidated financial statements in Allegheny's 2002 Annual Report on Form 10-K.

For the three months ended March 31, 2003, Allegheny did not have any instruments that were designated as a hedge for accounting purposes. AE Supply records commodity contracts related to energy trading that are derivative instruments at their fair value in accordance with SFAS No. 133. See Note 3, Energy Trading Activities.

NOTE 7: OTHER COMPREHENSIVE INCOME

Allegheny's comprehensive income and the components of other comprehensive income, net of income taxes, for the three months ended March 31, 2003, and 2002, were as follows:

	Three Months Ended March 31
(In millions)	2003	Restated 2002
Consolidated net loss	$(58.8)	$(54.4)
Other comprehensive (loss) income, net of income taxes
Unrealized holding gains (losses) on available for sale securities, net of income taxes	--	.2
Reclassification adjustment for (gains) losses included in net loss, net of income taxes	(.1)	.9
Net unrealized gains (losses) on available for sale securities	(.1)	1.1

Unrealized gains (losses) on cash flow hedges, net of income taxes	--	28.4
Reclassification adjustment for (gains) losses included in net loss, net of income taxes	--	(8.8)
Net unrealized gains (losses) on cash flow hedges	--	19.6
Total other comprehensive (loss) income	(.1)	20.7
Consolidated comprehensive loss	$(58.9)	$(33.7)
For the three months ended March 31, 2003, $0.1 million of net unrealized losses on available for sale securities relates to AE Supply. For the three months ended March 31, 2002, $1.1 million of net
42

unrealized gains on available for sale securities relates to AE and $19.1 million and $0.5 million of net unrealized gains on cash flow hedges relates to AE and AE Supply, respectively.

NOTE 8: BUSINESS SEGMENTS

AE Supply, Potomac Edison, West Penn and AGC have only one business segment. Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Allegheny Three Months Ended March 31
(In millions)	2003	Restated 2002
Total operating revenues:
Delivery and Services	$ 850.9	$ 914.4
Generation and Marketing	280.8	488.2
Eliminations	(416.0)	(397.5)
Total	$ 715.7	$1,005.1

Operating (loss) income:
Delivery and Services	$ 94.0	$ 78.8
Generation and Marketing	(137.0)	106.4
Eliminations	(19.4)	(9.4)
Total	$ (62.4)	$ 175.8

Consolidated (loss) income before cumulative effect of accounting change:
Delivery and Services	$ 49.4	$ 39.2
Generation and Marketing	(75.4)	42.6
Eliminations	(12.0)	(5.7)
Total	$ (38.0)	$ 76.1

Cumulative effect of accounting change, net:
Delivery and Services	$ (1.3)	$ (130.5)
Generation and Marketing	(19.5)	---
Total	$ (20.8)	$ (130.5)

Consolidated net (loss) income:
Delivery and Services	$ 48.2	$ (91.3)
Generation and Marketing	(95.0)	42.6
Eliminations	(12.0)	(5.7)
Total	$ (58.8)	$ (54.4)
43

Business segment information for Monongahela is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Monongahela Three Months Ended March 31
(In millions)	2003	Restated 2002
Total operating revenues:
Delivery and Services	$ 293.8	$ 257.5
Generation and Marketing	97.6	76.7
Eliminations	(74.6)	(68.4)
Total	$ 316.8	$ 265.8

Operating income:
Delivery and Services	$ 31.8	$ 26.5
Generation and Marketing	14.1	2.2
Total	$ 45.9	$ 28.7

Consolidated income (loss) before cumulative effect of accounting change:
Delivery and Services	$ 15.2	$ 11.1
Generation and Marketing	54.8	(.8)
Total	$ 70.0	$ 10.3

Cumulative effect of accounting change, net:
Delivery and Services	$ (.4)	$ (115.4)
Generation and Marketing	---	---
Total	$ (.4)	$ (115.4)

Consolidated net income (loss):
Delivery and Services	$ 14.8	$ (104.3)
Generation and Marketing	54.8	(.8)
Total	$ 69.6	$ (105.1)

NOTE 9: ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

Allegheny's reserve for adverse power purchase commitments, which is recorded entirely on West Penn's consolidated balance sheet, decreased as follows for the three months ended March 31, 2003, and 2002:

Three Months Ended March 31
(In millions)	2003	Restated 2002
Decrease in adverse power purchase commitments	$4.8	$5.8

Allegheny follows EITF Issue No. 97−4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statement Nos. 71 and 101," which provides that, when a rate order is issued that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated, the entity should cease to apply SFAS No. 71 to that separable portion of its business.

As required by EITF Issue No. 97−4, Monongahela and Potomac Edison discontinued the application of SFAS No. 71 for their West Virginia jurisdiction's electric generation operations in the first quarter of 2000 and for their Ohio and Virginia jurisdictions' electric generation operations in the fourth quarter of 2000.

As described in Notes 14, 10, and 7 to the consolidated financial statements in the 2002 Annual Report on Form 10-K for AE, Monongahela, and Potomac Edison, respectively, the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," were reapplied to Monongahela's West Virginia jurisdictional generating assets in the first quarter of 2003. Upon reapplication of SFAS No. 71, Monongahela and Potomac Edison recorded gains of $61.7 million and $14.1 million, respectively, in Other Income and Expenses, Net in their consolidated statements of operations, primarily as a result of the elimination of rate stabilization reserve and the reestablishment of regulatory assets related to deferred income taxes and deferred losses on reacquired debt.

As of December 31, 2002, Allegheny had no generating assets subject to SFAS No. 71. As a result of the reapplication of SFAS No. 71 in the first quarter of 2003, Monongahela's generating assets are now subject to SFAS No. 71. Allegheny's consolidated balance sheets include the amounts listed below for generating assets not subject to SFAS No. 71.

(In millions)	March 31 2003	December 31 2002
Property, plant, and equipment	$4,013.4	$4,604.8
Amounts under construction included above	473.5	291.4
Accumulated depreciation	(1,758.0)	(2,257.2)
NOTE 10: EARNINGS PER SHARE Allegheny's average basic and diluted shares for purposes of computing earnings per share for the periods ended March 31, 2003, and 2002, were as follows:
	March 31 2003	March 31 2002
Basic common shares outstanding	126,553,119	125,248,884
Shares contingently issuable	---*	---*
Diluted common shares outstanding	126,553,119	125,248,884

* Effects are not included as amounts are not dilutive.

As of March 31, 2003 and 2002, the diluted common shares outstanding, listed above, excluded 981,587 shares and 412,378 shares of common stock that are contingently issuable under Allegheny's stock option plans.

NOTE 11: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represent nonoperating revenues and expenses before income taxes. The following table summarizes Allegheny's other income and expenses, net, for the three months ended March 31, 2003, and 2002.

	Three Months Ended March 31
(In millions)	2003	Restated 2002
Allegheny:
Reapplication of SFAS No. 71	$75.8	$ ---
Gain on Friendship Park land sale	1.9	---
Gain on Canaan Valley land sale	---	14.4
Other	2.6	(3.4)
Total	$80.3	$11.0

AE Supply:
Other	$ (.3)	$(2.4)

Monongahela:
Reapplication of SFAS No. 71	$61.7	$ ---
Equity in earnings of AGC	1.1	1.0
Gain on Canaan Valley land sale	---	1.9
Other	1.2	(.4)
Total	$64.0	$ 2.5

Potomac Edison:
Reapplication of SFAS No. 71	$14.1	$ ---
Gain on Friendship Park land sale	1.9	---
Other	1.6	(.7)
Total	$17.6	$ (.7)

West Penn:
Gain on Canaan Valley land sale	$ ---	$12.5
Other	.6	2.3
Total	$ .6	$14.8

AGC:
Interest income	$ .1	$ ---

NOTE 12: ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, Allegheny adopted SFAS No. 143, which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. SFAS No. 143 requires that the fair value of asset retirement costs for which Allegheny has a legal obligation be recorded as liabilities, with an equivalent amount added to the asset cost. The liability is accreted (increased) to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or records a gain or loss if it is settled at a different amount.

Allegheny recorded retirement obligations primarily related to ash landfills, underground and aboveground storage tanks, and natural gas wells. Allegheny also has identified a number of retirement obligations associated with certain other assets that have not been recorded, because the fair value of such obligations cannot be reasonably estimated, due primarily to the indeterminate lives of the assets.

The effect of adopting SFAS No. 143 on Allegheny's consolidated statement of operations was a cumulative effect adjustment to decrease net income by $8.6 million ($14.0 million, before income taxes). The effect of adopting SFAS No. 143 on Allegheny's consolidated balance sheet was a $3.4 million increase in property, plant, and equipment, net, a $2.3 million increase in non-current regulatory assets, and the recognition of a $19.7 million in non-current liabilities.  The effect of adopting SFAS No. 143 on Allegheny's subsidiaries, which was recorded in the period ended March 31, 2003, was as follows:

	Effect of Adopting SFAS No. 143 Increase (Decrease)
(In millions)	Property, Plant, and Equipment, Net	Non-Current Regulatory Asset	Non-Current Liabilities (AROs)	Pre-Tax Income	After-Tax Income
AE Supply	$ .3	$ --	$12.2	$(11.9)	$(7.4)
Monongahela	3.0	2.3	6.1	(.8)	(.4)
Potomac Edison	.1	--	.2	(.1)	(.1)
West Penn	--	--	1.2	(1.2)	(.7)
AGC	--	--	--	--	--
Total Allegheny	$3.4	$2.3	$19.7	$(14.0)	$(8.6)

With respect to property, plant, and equipment at Monongahela for which Asset Retirement Obligations (ARO) were identified and cost of removal currently is being recovered through rates, Allegheny believes it is probable that any difference between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates and is deferring such expenses as a regulatory asset.

During the three months ended March 31, 2003, Allegheny's ARO balance increased $0.6 million of which $0.5 million related to AE Supply, from $19.7 million at January 1, 2003, to $20.3 million at March 31, 2003, due to accretion expense.

Allegheny's regulated utility subsidiaries have recorded in accumulated depreciation the removal costs collected from customers related to assets that do not have associated retirement obligations under SFAS No. 143. These estimated removal costs, which represent a regulatory liability (asset) and remain in accumulated depreciation, were as follows at March 31, 2003: $219.9 million for Monongahela, $148.7 million for Potomac Edison, and ($7.9) million for West Penn, which totaled $360.7 million. Total estimated removal costs included in Allegheny's accumulated depreciation at December 31, 2002, were $356.5 million.

Had the provisions of SFAS No. 143 been adopted on January 1, 2002, there would not be a material impact on Allegheny's consolidated net loss before cumulative effect of accounting change, consolidated net loss, and earnings per share for the three months ended March 31, 2002.

NOTE 13: GUARANTEES

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," which requires disclosures by a guarantor concerning its obligations under certain guarantees that it has issued. FIN 45 also requires recognizing, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002.

Allegheny has not provided or modified any guarantees during the first three months of 2003 that would require recognition as a liability in its consolidated financial statements in accordance with FIN 45.

At March 31, 2003, Allegheny has provided guarantees, either directly or indirectly, of $105.2 million for contractual obligations of affiliated companies, as discussed by major category below. This does not include letters of credit. Under the terms of the guarantees, Allegheny would be required to perform should an affiliate be in default of its obligation, generally for an amount not to exceed the amount disclosed. The term of these guarantees coincide with the term of the underlying agreement. There are no amounts being carried as liabilities on the consolidated balance sheets for Allegheny's obligations under these guarantees.

Of the guarantees provided to third parties, approximately $57.9 million relate to guarantees associated with the purchase, sale, exchange, or transportation of wholesale natural gas, electric power, and related services. Allegheny provided loan guarantees of $42.8 million to third parties for loans and other financing related guarantees. Allegheny provided guarantees of $4.5 million to third parties pursuant to two lease agreements that were signed in 2001 and 2002.

In July of 2003, AE Supply provided an indemnification to the purchaser of its CDWR contract in the event that an unfavorable outcome of certain litigation has a negative impact on the value of the CDWR contract. Allegheny is evaluating whether this indemnification will be required to be recorded as a liability in accordance with FIN 45 with any impact being recognized in the third quarter of 2003.

NOTE 14: VARIABLE INTEREST ENTITIES

There has been no change with respect to Allegheny's initial assessment of the potential effect of applying FIN 46, as discussed in Commitments and Contingencies, (See Note 26 for AE; Note 23 for AE Supply and Monongahela; Note 18 for Potomac Edison; and Note 16 for West Penn) to the consolidated financial statements in the 2002 Annual Report on Form 10-K. There has been no impact during the three months ended March 31, 2003, from the adoption of FIN 46, and Allegheny continues to evaluate the potential effect of FIN 46.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Clean Air Act and CAAA Matters: In 1998, the EPA finalized its Nitrogen Oxide (NOx) State Implementation Plan (SIP) call rule (known as the NOx SIP call) to address the regional transport of ground-level ozone that requires the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Maryland, Pennsylvania, and West Virginia, beginning in May 2003. Allegheny's compliance with such stringent regulations has required and will require the installation of expensive post-combustion control technologies on most of its power stations. During 2000, Pennsylvania and Maryland promulgated final rules to implement the EPA's NOx SIP call requirements, beginning in May 2003. During 2001, the West Virginia Department of Environmental Protection issued a final rule to implement the EPA's NOx SIP call requirements, beginning in May 2004. The EPA approved the West Virginia SIP in July of 2002. The EPA's NOx SIP call had been subject to litigation but, in 2000, the D.C. Circuit Court of Appeals issued a decision that upheld the regulation. The court issued a subsequent order that postponed the initial compliance date of the NOx SIP call from May 2003 to May 2004. Maryland and Pennsylvania did not delay the May 2003 implementation dates of their respective SIP, nor are they legally required to do so. AE Supply and Monongahela are in the process of installing NOx controls to meet the Pennsylvania, Maryland, and West Virginia SIP. AE Supply and Monongahela also have the option to purchase, in some cases, alternate fuels, NOx allowances, or power on the market, if needed, to supplement their compliance strategy. AE Supply and Monongahela expect to be in compliance with NOx limits established by the SIP. Allegheny's construction forecast includes the expenditure of $35.8 million of capital costs during the 2003 through 2004 period for NOx emission controls.

In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following 10 electric generating stations, collectively including 22 generating units: Albright, Armstrong, Fort Martin, Harrison, Hatfield's Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. AE Supply and Monongahela own these electric generating stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the new source review standards, which can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Responsive submissions were made during 2000 and 2001. In July 2002, AE received a follow-up letter from the EPA requesting clarifying information. AE provided responsive information.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in most cases. AE believes that its subsidiaries' generating facilities have been operated in accordance with the Clean Air Act and the rules implementing it. The experience of other energy companies, however, suggests that, in recent years, the EPA has narrowed its view regarding the scope of the definition of "routine maintenance" under its rules, thereby broadening the range of actions subject to compliance with new source review standards. Under previous EPA interpretations, these same actions did not trigger application of those standards. Section 114 information requests concerning facility modifications are often followed by enforcement actions. The EPA contacted AE and requested a meeting, which was held on July 16, 2003.

At this time, AE is not able to determine what effect the EPA's inquiry may have on its operations. If new source review standards are applied to Allegheny's generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. However, the recent preliminary judicial decision in the EPA vs. Duke Energy case, as well as the final Routine Maintenance, Repair, and Replacement Rule recently released by the EPA, are more consistent with the energy industry's historical compliance approach. Therefore, at this time, AE and its subsidiaries are not able to determine the effect these actions may have on them with regard to compliance costs.

The Attorneys General of New York and Connecticut, in letters dated September 15, 1999, and November 3, 1999, respectively, notified AE of their intent to commence civil actions against AE and/or its subsidiaries alleging violations at the Fort Martin Power Station under the federal Clean Air Act, which requires power plants that make major modifications to comply with the same New Source Review emission standards applicable to new power plants. Other governmental agencies may commence similar actions in the future. Fort Martin Power Station is located in West Virginia and is now jointly owned by AE Supply and Monongahela. Both Attorneys General stated their intent to seek injunctive relief and penalties. In addition, the Attorney General of the State of New York indicated that he may assert claims under the state common law of public nuisance seeking to recover, among other things, compensation for alleged environmental damage caused in New York by the operation of the Fort Martin Power Station. At this time, AE and its subsidiaries are not able to determine what effect, if any, these actions may have on them.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim: On March 4, 1994, Monongahela, Potomac Edison, and West Penn (the Distribution Companies) received notice that the EPA had identified them as potentially responsible parties (PRPs) with respect to the Jack's Creek/Sitkin Smelting Superfund Site. Initially, approximately 175 PRPs were involved, however, the current number of active PRPs is approximately 80. The costs of remediation will be shared by all responsible parties. In 1999, a PRP group that included the Distribution Companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30 million. However, Allegheny estimates that its share of the cleanup liability will not exceed $1.0 million, which has been accrued as a liability.

Claims Related to Alleged Asbestos Exposure: Monongahela, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While Allegheny believes that all of the cases are without merit, Allegheny cannot predict the outcome of the litigation. Allegheny has accrued a reserve of $4 million as of March 31, 2003, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense. During the three months ended March 31, 2003, and 2002, Allegheny did not receive any insurance recoveries related to these asbestos cases.

Other:  As part of the National Pollutant Discharge Elimination System (NPDES) permit review process at the Connellsville West Side facility, oil and PCB contamination has been noted at the facility. Steps have been taken to address the oil contamination and monitoring is continuing at the site. The internal investigation into the source of the oil is ongoing in accordance with several Pennsylvania Department of Environmental Protection (PADEP) programs. At June 30, 2003, the accrued liability balance was $0.8 million, as an estimate of the total remediation cost at the facility.

Other Litigation

Nevada Power Contracts: On December 7, 2001, Nevada Power Company (NPC) filed a complaint with the FERC against AE Supply, which sought FERC action to modify prices payable to AE Supply under three trade confirmations dated December 4, 2000, January 16, 2001, and February 7, 2001, between Merrill Lynch and NPC, and entered into under the Western Systems Power Pool Master Agreement. The transactions related to power sales during 2002. NPC's claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with AE Supply under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers.

A hearing was held before a FERC administrative law judge (ALJ) in late 2002. On December 19, 2002, the ALJ issued findings that no contract modification was warranted on the grounds that dysfunctional California spot markets did not have an adverse effect on the contract prices. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC's complaint.

On June 26, 2003, the FERC affirmed the ALJ's decision upholding the long-term contracts negotiated between NPC and AE Supply. The FERC did not render a decision on whether AE Supply was a legitimate party in interest to the three trade confirmations at issue.

On November 10, 2003, the FERC issued an order on rehearing and affirming its conclusion that the long-term contracts should not be modified. On July 3, 2003, Snohomish County filed a petition for review of the FERC's June 26 order with the U.S. Court of Appeals for the Ninth Circuit. On July 30, 2003, the FERC filed a motion with the Ninth Circuit to, among other things, dismiss Snohomish's petition for review as "incurably premature." On August 18, 2003, AE Supply filed a Motion to Intervene Out-of-Time in that proceeding. On November 17, 2003, the Ninth Circuit Court ordered that the motion to dismiss be held in abeyance pending motions to be filed within 14 days of the FERC's decision regarding the requests for hearing. On November 19 and 20, 2003, three separate petitions for review of the FERC's orders in the NPC proceedings were filed with two different circuits, the U.S. Court of Appeals for the District of Columbia Circuit and the U.S. Court of Appeals for the Ninth Circuit. On December 10, 2003, the NPC petitions were consolidated in the Ninth Circuit. On December 17, 2003, AE Supply filed a motion in the Ninth Circuit to intervene in actions pending in the Snohomish County proceeding. AE Supply cannot predict the outcome of this matter.

Sierra/Nevada: On April 2, 2003, NPC and Sierra Pacific Resources, Inc., (together Sierra/Nevada) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, Merrill). The complaint alleged that Allegheny and Merrill engaged in fraudulent conduct in connection with NPC's application to the Public Utilities Commission of Nevada (Nevada PUC) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180.0 million of NPC's deferred energy expenses. Sierra/Nevada asserted three causes of action against Allegheny arising from the alleged fraudulent conduct. These include: (1) tortious interference with Sierra/Nevada's contractual and prospective economic advantages, (2) conspiracy, and (3) violations of the Nevada state Racketeer Influenced and Corrupt Organization (RICO) Act. Sierra/Nevada filed an amended complaint on May 30, 2003, in which it asserted a fourth cause of action against Allegheny for wrongful hiring and supervision. Sierra/Nevada seeks $180.0 million in compensatory damages plus attorneys fees. Under the RICO count, Sierra/Nevada seeks in excess of $850.0 million.

AE and AE Supply filed motions to dismiss the complaints on May 6, 2003, and June 23, 2003. Sierra/Nevada filed an opposition on July 21, 2003. AE and AE Supply filed a reply to Sierra/Nevada's opposition on August 11, 2003. AE and AE Supply cannot predict the outcome of this matter.

Settlement of Litigation Related to Power Supply Contracts with the CDWR: In March and April 2001, AE Supply entered into a ten-year and a one-year power sales agreements, pursuant to a master power purchase and sale agreement (together, the CDWR contracts) with the CDWR, the electricity buyer for the State of California. The CDWR contracts constituted one of Allegheny's key assets. In February 2002, the California Public Utilities Commission (California PUC) and the California Electricity Oversight Board (CAEOB) filed complaints with the FERC seeking to abrogate or modify the contracts. In January 2003, the CDWR filed a lawsuit in California Superior Court alleging that AE Supply breached the contracts and seeking a judicial determination that the contracts were terminated along with monetary damages.

On June 10, 2003, AE Supply and CDWR entered into a settlement agreement with renegotiated terms and conditions of the CDWR contract. The settlement reduces the off-peak power prices payable by CDWR under the ten-year contract from $61 per MWh from 2004 to 2011 to $60 in 2004, $59 in 2005, and $58 in 2006 through 2011. The settlement terms also reduce the volume of power to be purchased from 1,000 MW from 2005-2011 to 750 MW in 2005 and 800 MW from 2006 through 2011. The renegotiated contract also states that the parties waive all rights to challenge the validity of the agreement or whether it is just and reasonable for its duration. These modifications reduced the value of the CDWR contract by approximately $152 million. The terms of the settlement also provide that the California PUC and CAEOB agree to drop their complaints against AE Supply at FERC, and CDWR and the California Attorney General agree to drop their lawsuit filed in California Superior Court. The parties agreed that all litigation will be withdrawn with prejudice.

The settlement agreement has been approved by the California PUC. The FERC issued an order approving the settlement on July 11, 2003. On August 15, 2003, the CDWR filed a notice of entry of dismissal with prejudice with the California Superior Court in Sacramento, and the clerk of the court entered the dismissal as requested. The sale to J. Aron & Company was approved by FERC on August 25, 2003. On September 15, 2003, Allegheny sold the CDWR contract and related hedge agreements to J. Aron, a subsidiary of The Goldman Sachs Group, Inc.

Putative Class Actions Under California Statutes: Nine related putative class action lawsuits against AE Supply and more than two dozen other named defendant power suppliers were filed in various California superior courts during 2002. These class-action suits were removed to federal court and transferred to the U.S. District Court for the Southern District of California. Eight of the suits were commenced by consumers of wholesale electricity in California. The ninth, "Millar v. Allegheny Energy Supply Co., et al.," was filed on behalf of California taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California's antitrust statute and the California unfair business practices statute by allegedly manipulating the California electricity market over a period of years. The suits also challenge the validity of various long-term power contracts with the State of California, including the CDWR contract.

On August 25, 2003, AE Supply's motion to dismiss seven of the eight consumer class actions with prejudice was granted by the U.S. District Court. Plaintiffs' counsel in these seven actions filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on September 29, 2003. AE Supply has not been served in the eighth consumer class action, "Kurtz v. Duke Energy Trading and Marketing, LLC." The allegations in this complaint are substantively identical to those in the dismissed actions. This case is still pending in the U.S. District Court.

The District Court separately granted plaintiffs' motion to remand in the taxpayer action, Millar, on June 8, 2003. AE Supply and the other defendants plan to file a demurrer as soon as the plaintiffs file a notice of return to California Superior Court.

AE Supply cannot predict the outcome of these matters.

In May of 2002, a California state legislator brought a claim on behalf of California taxpayers against AE Supply and 30 other power suppliers, as well as Vikram Budhraja, a contract negotiator for the CDWR. The suit, styled as "McClintock v. Budhraja, et al." and brought in California Superior Court in Los Angeles County, alleged, among other things, that Budhraja had a conflict of interest during negotiations. AE Supply was never served in this action. Plaintiffs sought a judicial declaration that the energy contracts are void and unenforceable as a matter of law, as well as judicial intervention to prohibit further performance on the energy contracts by any defendant. On November 25, 2003, plaintiffs filed a request for dismissal with prejudice of the McClintock action in its entirety. The dismissal with prejudice was entered on December 2, 2003.

Putative Shareholder, Derivative, and Benefit Plan Class Actions: From October 2002 through December 2002, plaintiffs claiming to represent purchasers of AE's securities filed 14 putative class-action lawsuits against AE and several of its former senior managers in U.S. District Courts for the Southern District of New York and the District of Maryland. The complaints allege that AE and senior management violated federal securities laws when AE purchased Merrill Lynch's energy marketing and trading business with the knowledge that the business was built on illegal wash or round-trip trades with Enron, which the complaints allege artificially inflated trading revenue, volume and growth. The complaints assert that AE's fortunes fell when Enron's collapse exposed what plaintiffs claim were illegal trades in the energy markets. The complaints do not specify requested relief.

In February and March 2003, two putative class action lawsuits were filed against AE in U.S. District Courts for the Southern District of New York and the District of Maryland. The suits allege that AE and a senior manager violated the Employee Retirement Income Security Act of 1974 (ERISA) by: (1) failing to provide complete and accurate information to plan beneficiaries regarding the energy trading business, among other things; (2) failing to diversify plan assets; (3) failing to monitor investment alternatives; (4) failing to avoid conflicts of interest; and (5) violating fiduciary duties.

In June 2003, a shareholder derivative action was filed against AE's Board of Directors and several former senior managers in the Supreme Court of the State of New York for the County of New York. The suit alleges that the Board and senior management breached fiduciary duties to AE that have exposed AE to the securities class-action lawsuits.

Both the securities cases and the ERISA cases have been transferred to the District of Maryland for coordinated or consolidated pre-trial proceedings. The derivative action has been stayed pending the commencement of discovery in the securities cases. AE has not yet answered the complaints. AE cannot predict the outcome of these matters.

Suits Related to Gleason Generating Facility: Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generating facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the peaking facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generating facility during operation. They seek a restraining order with respect to the operation of the plant and damages of $200.0 million. During a motions and preliminary matters hearing on October 14, 2003, the judge assigned this case to mediation. Furthermore, he ordered the mediation to conclude by July 1, 2004. AE has undertaken property purchases and other mitigation measures. AE cannot predict the outcome of this suit.

AE Supply has demanded indemnification from Siemens Westinghouse, the manufacturer of the turbines used in the facility, pursuant to the terms of the equipment purchase agreement. On October 17, 2002, Siemens Westinghouse filed a request for a declaratory judgment in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaration that it has been released from all liability arising out of the turbines that it furnished to the Gleason Facility, pursuant to a release signed by the prior owner of the Gleason Facility, even though the release was executed by the prior owner six (6) months after it had sold the Gleason Facility to AE Supply. This case is currently in the discovery process. AE cannot predict the outcome of this suit or whether it will be able to recover amounts from Siemens Westinghouse.

Litigation Involving Merrill Lynch: AE and AE Supply entered into an asset purchase agreement with Merrill Lynch and affiliated parties in 2001, whereby AE and AE Supply purchased Merrill Lynch's energy marketing and trading business for approximately $489 million and an equity interest in AE Supply of nearly two percent. The asset purchase agreement provides that Merrill Lynch would have the right to require AE to purchase Merrill Lynch's equity interest in AE Supply for $115 million plus interest calculated from March 16, 2001, in the event that certain conditions were not met.

On September 24, 2002, certain Merrill Lynch entities filed a complaint against AE in the U.S. District Court for the Southern District of New York, alleging that AE breached the asset purchase agreement by failing to repurchase the equity interest in AE Supply from Merrill Lynch and seeking damages in excess of $125 million.

On September 25, 2002, AE and AE Supply commenced an action against Merrill Lynch in the Supreme Court of the State of New York for the County of New York. The complaint in that lawsuit alleges that Merrill Lynch fraudulently induced AE to enter into the purchase agreement and that Merrill Lynch breached certain representations and warranties contained in the purchase agreement. The lawsuit sought damages in excess of $605 million, among other relief.

On October 23, 2002, AE filed a motion to stay Merrill Lynch's federal court action in favor of AE and AE Supply's action in New York state court. On May 29, 2003, the United States District Court for the Southern District of New York denied AE's motion to stay Merrill Lynch's action and ordered that AE and AE Supply assert its claims against Merrill Lynch, which were initially brought in New York state court as counterclaims in Merrill Lynch's federal court action. As a result, AE and AE Supply dismissed its New York state action and, on June 13, 2003, AE and AE Supply filed an answer, affirmative defense and counterclaims against Merrill Lynch in the United States District Court for the Southern District of New York. Much like AE and AE Supply's complaint in New York state court, the counterclaims allege that Merrill Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement, and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims seek damages in excess of $605 million, among other relief.

On August 29, 2003, AE and AE Supply filed amended counterclaims that, among other things, added a claim against Merrill Lynch for negligent misrepresentation. Merrill Lynch moved to dismiss AE and AE Supply's counterclaims and to strike the request for a jury trial concerning certain of the counterclaims. AE and AE Supply opposed Merrill Lynch's motion. On November 24, 2003, the Court granted in part and denied in part Merrill's motion. The Court denied the motion to dismiss AE and AE Supply's counterclaims for fraudulent inducement, breach of contract, breach of fiduciary duty, and punitive damages. The Court dismissed AE and AE Supply's counterclaim for rescission, which AE and AE Supply had agreed to dismiss, and struck their demand for a jury trial with respect to certain counterclaims. The counterclaim for negligent misrepresentation was not subject to Merrill's motion and remains in place. On December 9, 2003, Merrill Lynch served an answer denying the material allegations of AE and AE Supply's Amended Counterclaims and also asserted various Affirmative Defenses. By Amended Pretrial Scheduling Order entered October 31, 2003, the case was added to the July 2004 trial calendar. AE and AE Supply cannot predict the outcome of this matter.

EPMI Adversary Proceeding: On May 9, 2003, Enron Power Marketing, Inc. (EPMI), a Chapter 11 debtor, commenced an adversary proceeding against AE Supply in its bankruptcy case that is pending in the U.S. Bankruptcy Court for the Southern District of New York. The complaint alleges that AE Supply owes EPMI (1) $27,646,725 for accounts receivable due and owing for energy delivered prior to the commencement of EPMI's bankruptcy case, and (2) $8,250,000 in cash collateral previously posted by EPMI to AE Supply, less any amounts owed to AE Supply as a result of EPMI's default under a master trading agreement entered into between the parties and certain transactions arising thereunder. By the complaint, EPMI also seeks certain declaratory relief, including a declaration that the arbitration provision found in the master trading agreement is unenforceable. On August 1, 2003, AE Supply filed an answer asserting affirmative defenses. Many similar cases have been filed by or against EPMI in its bankruptcy case. The bankruptcy court has determined that such cases should be resolved through mediation, if possible. Mediation of the subject complaint began on October 28, 2003, and the parties will continue the mediation process.

In the normal course of business, Allegheny becomes involved in various other legal proceedings. Allegheny does not believe that the ultimate outcome of these proceedings will have a material effect on its consolidated financial position, results of operations, and cash flows.

NOTE 16: SUBSEQUENT EVENTS

On September 24, 2003, Monongahela entered into an amended and restated agreement with respect to a $10.0 million unsecured credit facility. The original facility bears interest at a LIBOR-based rate plus four percent and matures in December 2003. Under the amended and restated agreement, the credit facility was increased to $55.0 million, of which $53.6 million is drawn. The increased funds were used to repay maturing Monongahela notes. The interest on this facility is dependent upon the type of advance and consists of a base rate plus an applicable margin or a LIBOR rate plus an applicable margin. As of November 30, 2003, the LIBOR based rate was 4.62 percent. The facility matures in September 2004.

On July 24, 2003, the Ohio Public Utilities Commission (PUC) authorized Monongahela to issue a request for proposals to supply wholesale power to Monongahela commencing January 1, 2004 for new standard market-based retail rate service to its medium and large industrial and commercial customers and to its street lighting customers, totaling approximately 130 megawatts of load. AE Supply won the competitive bid process to serve the load, subject to approval of its bid by the Ohio PUC. On October 8, 2003, Monongahela requested that the Ohio PUC approve the bid and the corresponding retail rates to be charged the applicable customer classes. The Ohio PUC denied the request in October 2003 for approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes for two years until December 31, 2005 on the grounds that certain conditions to allow market-based rates for prior to December 31, 2005 were not met. On December 17, 2003, the Ohio PUC denied Monongahela's request for rehearing. Monongahela intends to appeal the Ohio PUC's order. Monongahela intends to procure power from the PJM market beginning January 1, 2004 for these customers and anticipates that the price for that power will be higher than the currently capped retail rates. Monongahela intends to account for any corresponding losses, but cannot be certain that the Ohio PUC will allow Monongahela to recover any or all of these costs.

On November 3, 2003, there was a fire in Unit No. 2 at Hatfield's Ferry Power Station, located near Masontown, PA. Unit No. 2 is a 570-megawatt, coal-powered generating unit. As a result of the fire, significant damage was sustained to the generator and turbine and certain associated equipment. The unit is currently offline. Allegheny is assessing the steps needed to restore the unit to its previous nominal capacity and the timeframe in which restoration could be completed. AE Supply expects to recover lost revenues and property damages from its insurance or otherwise. Any inability to do so would have a material and adverse effect on Allegheny's results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This MD&A includes information relating to Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements included in this report, as well as the financial statements, notes and MD&A included in Allegheny's, AE Supply's, Monongahela's, Potomac Edison's, West Penn's, and AGC's 2002 Annual Report on Form 10-K. As discussed in the Quarterly Financial Information notes in the 2002 Annual Report on Form 10-K (see Note 24 for Allegheny, Note 21 for AE Supply and Monongahela, Note 16 for Potomac Edison, Note 14 for West Penn, and Note 11 for AGC), results of operations for the three months ended March 31, 2002, have been restated as a result of Allegheny's Comprehensive Financial Review (see Note 2 for Allegheny, AE Supply, Monongahela, Potomac Edison, and West Penn). Accordingly, the statements of cash flows for the three months ended March 31, 2002, also have been restated.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains a number of "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements.  These include statements with respect to: regulation and the status of retail generation service supply competition in states served by the Distribution Companies; the closing of various agreements; execution of restructuring activity and liquidity enhancement plans; results of litigation; financing requirements and plans to meet those requirements; demand for energy and the cost and availability of inputs; demand for products and services; capacity purchase commitments; results of operations; capital expenditures; regulatory matters; internal controls and procedures and outstanding financial reporting obligations; and stockholder rights plans.

Forward-looking statements involve estimates, expectations, and projections and, as a result, are subject to risks and uncertainties.  There can be no assurance that actual results will not materially differ from expectations.  Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among others, the following: execution of restructuring activity and liquidity enhancement plans; complications or other factors that render it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis; general economic and business conditions; changes in access to capital markets; the continuing effects of global instability, terrorism, and war; changes in industry capacity, development, and other activities by Allegheny's competitors; changes in the weather and other natural phenomena; changes in technology; changes in the price of power and fuel for electric generation; the results of regulatory proceedings, including those related to rates; changes in the underlying inputs, including market conditions, and assumptions used to estimate the fair values of commodity contracts; changes in laws and regulations applicable to Allegheny, its markets, or its activities; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; additional collateral calls; and changes in business strategy, operations, or development plans.

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1, "Risk Factors," in Allegheny's 2002 Annual Report on Form 10-K.

LIQUIDITY STRATEGY

To meet cash needs for operating expenses, the payment of interest, retirement of debt, and acquisitions and construction programs, AE and its subsidiaries have used internally generated funds (net cash provided by operating activities less common and preferred dividends) and external financings, including the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, Allegheny's cash needs, and capital structure objectives of Allegheny. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and market conditions.

Debt Covenants

Allegheny refinanced existing debt and issued new debt, on February 25, 2003, and March 13, 2003, as the result of its entry into the Borrowing Facilities, as described below. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for both Allegheny and AE Supply for additional information regarding the Borrowing Facilities. Issuance costs associated with the Borrowing Facilities totaled $46.6 million, of which $46.3 million has been deferred and will be amortized using the effective interest rate method over the life of the Borrowing Facilities.

AE, AE Supply, Monongahela, and West Penn entered into agreements (Borrowing Facilities) totaling $2,447.8 million with various credit providers to refinance and restructure the bulk of AE and AE Supply's short−term debt.

Following is a summary of the terms of the Borrowing Facilities:
1. Facilities at AE, Monongahela and West Penn:
•

A $305.0 million unsecured facility with AE, Monongahela, and West Penn as the designated borrowers, and under which AE has utilized the full facility amount. Borrowings under this facility bear interest at a London Interbank Offering Rate (LIBOR) based rate plus a margin of five percent or a designated money center bank's base rate plus four percent. This facility requires quarterly amortization payments of $7.5 million;

• A $25.0 million unsecured credit facility at AE. This facility had an interest rate of a designated money center bank's base rate plus four percent and was retired in July 2003; and
•

A $10.0 million unsecured credit facility at Monongahela. This facility was subsequently renegotiated as part of a $55.0 million revolving facility, of which $53.6 million was drawn. See Note 16, Subsequent Events, for additional information.

2. Facilities at AE Supply:
•

A $987.7 million credit facility (the Refinancing Credit Facility) at AE Supply, of which $893.4 million is secured by substantially all of the assets of AE Supply. Borrowings under the facility bear initial interest at a LIBOR−based rate plus a margin of six percent or a designated money center bank's base rate plus a margin of five percent on the secured portion. The interest rate margin applicable to unsecured borrowings under the facility is 10.5 percent. This facility requires amortization payments of approximately $23.6 million in September 2004, and $117.8 million in December 2004, and matures in April 2005;

58

•

A $470.0 million credit facility, of which $420.0 million was committed and is outstanding and $50.0 million is no longer committed. The facility is secured by substantially all of AE Supply's assets. Borrowings under the facility bear interest at a LIBOR−based rate plus six percent or a designated money center bank's base rate plus a margin of five percent. This facility requires an amortization payment of $250.0 million in December 2003 and payment of the balance of $170.0 million in September 2004; and

•

A $270.1 million credit facility (the Springdale Credit Facility) associated with the financing of the construction of AE Supply's new generating facility in Springdale, Pennsylvania, and which is secured by a combination of that facility and substantially all of AE Supply's assets. Borrowings under the facility bear interest at a LIBOR−based rate plus a margin of six percent or a designated money center bank's base rate plus a margin of five percent on the portion secured by substantially all of AE Supply's assets. The interest rate margin applicable to the remainder of the borrowings under the facility is 10.5 percent. This facility requires amortization payments of $6.4 million in September 2004, $32.2 million in December 2004, and matures in April 2005.

In addition, $380.0 million of indebtedness related to the discontinued St. Joseph, Indiana generating project, in the form of A−Notes, was restructured and assumed by AE Supply. Of this debt, $343.7 million is secured by substantially all of the assets of AE Supply, other than its new generating facility in Springdale, Pennsylvania. The secured portion of this debt bears an interest rate of 10.25 percent, and the unsecured portion bears interest at 13.0 percent. This debt matures in November 2007.

The $420.0 million committed and borrowed by AE Supply under the $470.0 million facility represents new liquidity. The Borrowing Facilities at AE Supply also refinanced $1,637.8 million of existing debt and letters of credit, including $894.9 million outstanding under various credit agreements, and $270.1 million outstanding related to the construction of AE Supply's generating facility in Springdale, Pennsylvania, which went into commercial operation in July 2003. The Borrowing Facilities at AE, Monongahela, and West Penn refinanced $340.0 million of existing debt and letters of credit.

Until August 1, 2003, after certain conditions associated with securing the collateral under the Borrowing Facilities were met on July 19, 2003, the LIBOR component charged AE Supply under the Borrowing Facilities with respect to secured borrowings had a two percent floor. Also, since AE Supply was unable to secure all of the Borrowing Facilities and the restructured A−Note debt before July 31, 2003, the interest rates charged on the amounts not so secured increased to a spread of 10.5 percent over the applicable LIBOR−based rate, which contains a two percent floor for unsecured borrowings, or the designated money center bank's base rate for the Refinancing Credit Facility and the Springdale Credit Facility, and the interest rate increased to 13.0 percent for the unsecured portion of the $380.0 million A−Note debt retroactively to February 25, 2003, the closing date of the Borrowing Facilities. The total amounts unsecured under the Refinancing Credit Facility, the Springdale Credit Facility and the A−Note debt are approximately $94.3 million, $175.8 million and $36.3 million, respectively.

AE Supply utilized $2,057.8 million under the Borrowing Facilities and the restructured A−Notes. Of the total, either AE Supply's new generating facility in Springdale, Pennsylvania or substantially all of AE Supply's assets secures $1,927.2 million. A covenant in AE Supply's public debt places limitations, with certain exceptions, upon the issuance of secured debt. This limitation will constrain AE Supply's ability to borrow additional funds until outstanding secured debt is reduced.

The interest rates payable by AE Supply under certain parts of the Borrowing Facilities are tied to AE Supply's credit ratings. Should AE Supply's credit ratings improve from its current ratings to certain specified higher ratings, the rate of interest AE Supply would be required to pay under the Refinanced Credit Facility and the Springdale Credit Facility could decrease by 0.5 percent to 1.0 percent for the secured portion of those credit facilities.

Allegheny is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:
•	fixed−charge coverage ratio of 1.10 through the first quarter of 2005; and
•	maximum debt−to−capital ratio of 75 percent in 2003 and 72 percent from 2004 through the first quarter of 2005.
AE Supply also is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:
•

minimum earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreements, of $100.0 million by June 30, 2003, increasing to $304.0 million by December 31, 2003, to $430.0 million in increments for the 12 months ending each quarter through the first quarter of 2005;

•	interest coverage ratio of not less than 0.75 through June 30, 2003, increasing to 1.10 by December 31, 2003, 1.50 by December 31, 2004, through the first quarter of 2005; and
•	minimum net worth of $800.0 million (subject to downward adjustment under specific circumstances).

Effective July 22, 2003, Allegheny and AE Supply were granted waivers from compliance with all of the above financial tests for the first and second quarters of 2003. Effective August 22, 2003, Allegheny and AE Supply received additional waivers of the financial tests for the third quarter of 2003.

The Borrowing Facilities also have provisions requiring prepayments out of the proceeds of asset sales and debt and equity issuances, as follows:
•	75 percent of the net proceeds of sales of assets of Allegheny (excluding AE Supply and its subsidiaries) up to $400.0 million, and 100 percent thereafter;
•	75 percent of the net proceeds of sales of assets of AE Supply and its subsidiaries up to $800.0 million, and 100 percent thereafter, excluding AE Supply's new facility in Springdale, Pennsylvania;
•	100 percent of the net proceeds of any sale of AE Supply's new facility in Springdale, Pennsylvania;
•

100 percent of the net proceeds of debt issuances (excluding specified exemptions, including an exemption of up to $50.0 million for the Distribution Companies and refinancings meeting certain criteria);

•	100 percent of net proceeds from equity issuances;
60

•	50 percent of Allegheny's (excluding AE Supply and its subsidiaries) excess cash flow (as defined in the Borrowing Facilities); and
•	50 percent of AE Supply's excess cash flow (as defined in the Borrowing Facilities).

The Borrowing Facilities also contain restrictive covenants that limit Allegheny's ability to: borrow funds; incur liens; enter into a merger or other change of control transaction; sell assets; make investments; prepay indebtedness; amend contracts; pay dividends and other distributions on Allegheny's equity; and operate Allegheny's business, by requiring it to adhere to an agreed business plan.

Substantially all of the debt of AE, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC remains classified as current, in accordance with EITF Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," as the result of noncompliance with certain financial reporting covenants. Allegheny and AE Supply have obtained waivers of these covenants for each of the quarterly reporting periods through and including September 30, 2003. For the debt obligations at Monongahela, Potomac Edison, West Penn, and AGC, the classification as current is the result of noncompliance with certain reporting requirements in their various indenture agreements. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for Monongahela, Potomac Edison, and West Penn, and Note 2, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for AGC for additional information regarding the nature of these financial reporting covenant violations.

The debt holders have not provided Monongahela, Potomac Edison, West Penn, and AGC with any notices of default under the agreements. Such notices, if received, would allow Monongahela, Potomac Edison, West Penn, and AGC either 30 or 60 days to cure their respective noncompliance before the debt holders could accelerate the due dates of the debt obligations.

On September 29, 2003, Mountaineer obtained waivers with respect to its Note Purchase Agreements extending the respective agreements' covenant due dates for the 2002 annual audited financial statements until October 31, 2003. Also, Mountaineer has obtained waivers for the delivery of its unaudited financial statements to the noteholders for the first, second, and third quarters of 2003. Mountaineer provided its 2002 annual audited financial statements to noteholders on October 31, 2003. Mountaineer is required to deliver the first quarter 2003 unaudited financial statements by December 30, 2003. The second and third quarter 2003 unaudited financial statements are required to be delivered by February 1, 2004. These dates both include a 30-day grace period that is provided under the Note Purchase Agreements.

Liquidity Strategy

Allegheny has prepared its financial statements assuming that it will continue as a going concern. However, Allegheny's noncompliance with certain of its reporting obligations under its debt covenants (described above) and the resultant classification of certain debt as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on the financials statements, within the 2002 Annual Report, that indicates there is substantial doubt about Allegheny's ability to continue as a going concern (a "Going Concern" opinion). The financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Allegheny is in the process of preparing its Quarterly Reports on Form 10-Q for the periods ended June 30, 2003, September 30, 2003 and September 30, 2002 and will file such reports as soon as they are available. Thereafter, Allegheny plans to file its subsequent public financial reports on a timely basis.

Allegheny has adopted a long−term strategy of focusing on the core generation and T&D businesses in which it has been historically engaged. Allegheny will seek, consistent with regulatory constraints, to manage its business lines as an integrated whole. Implementing this strategy will be a significant challenge, in part, because of the continuing legacy of past transactions that have negatively affected Allegheny's operations and financial condition.

Allegheny has taken a number of recent actions to improve its financial condition. These steps include substantial senior management changes; completion of key financing transactions, including the refinancing of principal credit facilities (as discussed above); exiting from Western United States energy markets; refocusing trading activities; asset sales; restructuring and cost−reducing initiatives; and improving internal controls and reporting.

Private Placement: On July 24, 2003, Allegheny obtained $291 million ($275 million after deducting various fees and placement agents' commissions) from the issuance to a special purpose finance subsidiary of AE, Allegheny Capital Trust I (Capital Trust), of units consisting of $300 million principal amount of 11 7/8 percent Notes due 2008 and warrants for the purchase of up to 25 million shares of AE's common stock, exercisable at $12 per share. The warrants are mandatorily exercisable if AE's common stock price equals or exceeds $15 per share over a specified averaging period occurring after June 15, 2006. The warrants are stapled to the notes and may be exercised only through the tender of the notes. The finance subsidiary obtained proceeds required to purchase the units by issuing $300 million liquidation amount of its 11 7/8 percent Mandatorily−Convertible Trust Preferred Securities to investors in a private placement. The holder of a preferred security is entitled to distributions on a corresponding principal amount of notes and may direct the exercise of warrants stapled to the notes in order to convert the preferred securities into AE common stock. AE guarantees Capital Trust's payment obligations under the preferred securities. In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," Allegheny's consolidated balance sheet will reflect the Notes as long−term debt. The Notes and AE's guarantee of Capital Trust's payment obligations are subordinated only to indebtedness arising under the agreements governing certain of AE's indebtedness under the Borrowing Facilities.

Exiting from Western United States Energy Markets: Allegheny worked through 2003 to accomplish AE Supply's effective exit from the Western United States energy markets. Its positions based in the Western United States had been a substantial source of earnings and cash flow volatility and risk, and trading in these markets does not fit with Allegheny's new business model.

Renegotiation and Sale of CDWR Contract. In June 2003, AE Supply entered into a settlement agreement with the State of California to resolve the state's litigation regarding its power supply contracts with the CDWR. The terms of the settlement reduced the volume of power to be delivered from 2005−2011 and reduced the sale price of off−peak power to be delivered from 2004−2011, which in turn substantially reduced the value of the contract. (See Notes 26 and 23 of AE's and AE Supply's 2002 Annual Report on Form 10-K, respectively, under "Other Litigation−CDWR" for additional information). On September 15, 2003, Allegheny closed the sale of the CDWR contract and associated hedge transactions, to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc., for approximately $354 million. Allegheny has applied $214 million of the sale proceeds to required payments under agreements entered into to terminate tolling agreements with Williams Energy Marketing and Trading Company (Williams) and Las Vegas Cogeneration II (LV Cogen), a unit of Black Hills Corporation, as described below. Allegheny will apply an additional $28 million of the proceeds to make required payments in March and September of 2004 under the agreement with Williams. Approximately $26 million is being held in a pledged account for the benefit of AE Supply's creditors. This arrangement is intended to enhance AE Supply's ability to refinance certain unsecured borrowings. Approximately $71 million of the sale proceeds were placed in escrow for the benefit of J. Aron & Company, pending Allegheny's fulfillment of certain post−closing requirements. When the escrowed funds are released, approximately $50 million will be added to the pledged account and AE Supply will receive the balance. The remaining $15 million of sale proceeds have been used to partially offset certain of the hedges related to the CDWR contract and to pay fees and expenses associated with the transaction.

Agreement to Terminate Williams Toll. In July 2003, AE Supply entered into a conditional agreement with Williams to terminate its 1,000 MW tolling agreement with Williams. Under the agreement, AE Supply made an initial payment to Williams of approximately $2.4 million to satisfy certain amounts under a related hedge agreement. Allegheny made a $100 million payment to Williams after the close of the sale of the CDWR contract. Allegheny will make two payments of $14 million to Williams in March and September of 2004. The tolling agreement will terminate when the final $14 million payment is made.

Termination of LV Cogen Toll. In mid−September, 2003, AE Supply terminated its 222 MW tolling agreement with LV Cogen. Allegheny made a $114 million termination payment to LV Cogen after the closing of the sale of the CDWR contract.

In July and August 2003, AE Supply contracted for the sale of the CDWR contract and related hedges to J. Aron & Company and for the termination of tolling agreements with Williams and LV Cogen. As of December 31, 2002, and March 31, 2003, the fair value of the CDWR contract and the related hedges plus the Williams and LV Cogen tolling agreements was $525.7 million and $447.8 million, respectively, resulting in an unrealized loss of $77.9 million. Note 3 of the 2002 Annual Report included on Form 10-K, for both AE and AE Supply, reported a fair value at December 31, 2002 of $554.5 million; however, primarily due to counterparty modifications, the fair value of the CDWR contract and the related hedges plus the Williams and LV Cogen tolling agreements as of December 31, 2002, has been revised to $525.7 million. This had no impact on other previously reported amounts.

From January 1, 2003, through the date that these contracts were either sold or agreements were reached to terminate the contracts, the aggregate fair value of the contracts decreased by approximately $435 million. As a result of the sale of the CDWR contract and related hedges and the agreements to terminate the Williams and LV Cogen tolling agreements in the third quarter of 2003, Allegheny incurred a net loss of approximately $50 million, before income taxes. This loss was determined excluding the approximately $71 million of sale proceeds that were placed in escrow pending Allegheny's fulfillment of certain post−closing requirements.

After completing these major transactions, Allegheny's remaining trading exposures to the Western United States energy markets consisted of several shorter−term trades that hedged the CDWR contract and several long−term hedges of the LV Cogen tolling agreement. Allegheny subsequently entered into agreements to close-out these remaining open positions.

Refocusing Trading Activities: Adoption of Asset−Based Trading Strategy. AE Supply is reorienting its trading operations from high−volume financial trading in national markets to asset optimization and hedging within its region. AE Supply is implementing this rebalancing over time as its liquidity allows. Effectively exiting the Western United States energy markets, together with unwinding substantial non−core trading positions, has enabled AE Supply to reduce long−term trading−related cash out flows and collateral obligations. In the future, AE Supply will seek to concentrate its efforts in the PJM, Midwest, and Mid−Atlantic markets where it has a physical presence and greater market knowledge. Ultimately, AE Supply intends to conduct asset optimization and hedging activities with the primary objective of locking in cash flows associated with AE Supply's portfolio of core physical generating and load positions.

Relocation of Trading Operations. AE Supply moved its energy marketing operations from New York to Monroeville, Pennsylvania on May 5, 2003, and has reduced its trading operations. This transition will result in ongoing cost savings and improve integration with AE Supply's generation activity. The reduced staffing levels are intended to reflect the newly revised focus of the trading function. Management believes that both trading and marketing and generation operations can be enhanced by locating trading personnel closer to personnel managing AE Supply's generating assets. Personnel involved in the separate functions can be cross−trained and will be better positioned to enhance the relationship between the two functions.

Asset Sales: In 2002, Allegheny announced that it was considering asset sales as part of an overall strategy to address its liquidity requirements. Allegheny has achieved the sale of its most significant assets with a nexus to the Western United States. Allegheny has also closed the sale of its interest in the Conemaugh Generating Station, as described below. Allegheny continues to consider the sale of additional assets, especially non−core assets, including Mountaineer.

Land Sales. Effective February 14, 2002, West Penn, through its subsidiary West Virginia Power and Transmission Company, sold 12,000 acres of land in Canaan Valley, W.Va., to the U.S. Fish & Wildlife Service for $16 million. Effective December 18, 2002, it also sold a 2,468−acre tract of land for $6.9 million and made a charitable contribution of a 740 acre tract in Canaan Valley, W.Va., to Canaan Valley Institute.

Fellon−McCord and Alliance Services, LLC. Effective December 31, 2002, AE sold Fellon−McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC, (Alliance Energy Services) a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million.

Conemaugh Generating Station. On June 27, 2003, AE Supply completed the sale of its 83 MW share of the coal−fired Conemaugh Generating Station, located near Johnstown, Pennsylvania, to a subsidiary of UGI Development Corporation, (UGI), for approximately $46.3 million, which does not include a contingent amount of $5 million. This contingent amount could be received in full, in part, or not at all, depending upon AE Supply' performance of certain post−closing obligations.

Restructuring and Cost−Reducing Initiatives: Allegheny has taken several actions to align its operations with its strategy and reduce its cost structure.

Termination of Non−Core Construction Activity. In 2002, AE Supply ceased construction and planning of various merchant generation projects to attempt to conserve cash and other resources and focus its resources on its core generating assets.

Restructuring of Operations. In July 2002, Allegheny announced a restructuring plan intended to strengthen its financial performance by, among other things, reducing its workforce. Allegheny has achieved workforce reductions of more than 10 percent through a voluntary Early Retirement Option (ERO) program and selected staff reductions. In 2002, approximately 600 eligible employees accepted the ERO program resulting in a charge of $82.6 million, before income taxes. Allegheny will continue to take actions intended to reduce costs and improve productivity in all of its operations.

Suspension of Dividends. The Board of Directors of AE determined not to declare a dividend on AE's common stock for the fourth quarter of 2002. Covenants contained in Allegheny's new Borrowing Facilities entered into in February 2003, and in the indenture entered into in connection with the convertible trust preferred securities issuance in July 2003, as well as regulatory limitations under PUHCA, are expected to preclude AE from declaring or paying cash dividends for the foreseeable future.

Elimination of Preemptive Rights. On March 14, 2003, AE's common stockholders approved an amendment to AE's articles of incorporation eliminating common stockholders' preemptive rights. The elimination of preemptive rights removes an obstacle to AE's ability to privately place equity or convertible securities.

Improving Internal Controls and Reporting: Comprehensive Accounting Review. Commencing in the third quarter of 2002, Allegheny undertook a comprehensive and extended review of its financial information and internal controls and procedures. This review included extensive involvement by top management and directors, independent auditors and other outside service firms. Allegheny continues to address its controls environment and reporting procedures, as well as its SEC filing and other outstanding reporting obligations. See Part I, Item 4, "Controls and Procedures," for a detailed discussion.

Associated Risks: There are many attendant risks, both with Allegheny's current liquidity situation and the measures that have been undertaken to remedy the situation in the short−term. These risks can be viewed as liquidity risks associated with the Borrowing Facilities, asset sales risks, and risks associated with the restructuring.

Liquidity Risks Associated with the Borrowing Facilities: These risks would include increased interest rate risk and additional borrowing costs. Also, required prepayments under the Borrowing Facilities will absorb a large portion of future estimated cash flows and will limit Allegheny's ability to raise capital for purposes other than debt repayment.

Asset Sales Risks: If asset sales do occur, it is likely that they would not be at terms as favorable as the market conditions existing when the assets were originally acquired. This situation could expose Allegheny to a loss in value on those assets.

Restructuring Risks: In association with the workforce reductions, winding−down and relocation of the energy trading operations, and the cancellation of construction projects, Allegheny is faced with the risk of losing experienced personnel, diverting management resources away from continuing operations, and failing to realize anticipated cost reductions.

There is no guarantee that Allegheny will be able to complete its plan to strengthen it liquidity in the short−term and move to its longer−term strategy of remaining an integrated energy company with a focus on its fundamental power generation and delivery businesses.

Other Matters Concerning Liquidity and Capital Requirements: Allegheny's wholesale marketing, energy trading, fuel procurement, and risk management activities require direct and indirect credit support. The amount of credit support required is affected by market price changes for electricity, natural gas, and other energy-related commodities and Allegheny's credit rating. Such credit support might be in the form of letters of credit, cash deposits, or liquid securities. Allegheny announced on October 8, 2002, that AE, AE Supply, and AGC were in technical default under their principal credit agreements after AE Supply declined to post additional collateral in favor of several trading counterparties. This default resulted in 24 trading counterparties terminating trades with Allegheny by December 31, 2002. Of these trading counterparties, Allegheny has settled with nine counterparties for a net cash inflow of $6.8 million. As of December 31, 2002, Allegheny had recorded an accounts receivable of $9.0 million for payments due from terminated trading counterparties and had recorded an accounts payable for $40.6 million due to terminated trading counterparties. In early 2003, Allegheny proposed payment schedules with the remaining counterparties to settle the accounts payable by the end of 2003. As of June 30, 2003, the amount due under the payment schedules, including interest, is approximately $27.4 million.

Allegheny and certain of its subsidiaries have also executed letter of credit facilities to provide for additional capacity of $215.0 million. AE Supply regularly posts cash deposits or letters of credit with counterparties to collateralize a portion of its energy trading obligations. At March 31, 2003, there was $115.5 million outstanding under Allegheny's letter of credit facilities.

Allegheny has various obligations and commitments to make future cash payments under contracts such as debt instruments, lease arrangements, fuel agreements, and other contracts. The table below provides a summary of the payments due by period for these obligations and commitments as of March 31, 2003. This table does not include capacity contract commitments that were accounted for under fair value accounting, as discussed under "Operating Revenues" or contingencies.

	Payments Due by Period

	Payments from April 1 2003 to December 31 2003	Payments from January 1 2004 to December 31 2005	Payments from January 1 2006 to December 31 2007	Payments from January 1 2008 and beyond	Total
Contractual Cash Obligations and Commitments (In millions)
Short-term debt	$ 10.0	$ --	$ --	$ --	$ 10.0
Long-term debt due within one year*	456.3	--	--	--	456.3
Debentures, notes and bonds, including Borrowing Facility*	--	2,127.7	1,056.9	2,041.0	5,225.6
Long-term debt*	--	--	15.5	101.0	116.5
Capital lease obligations	13.3	30.6	26.6	.9	71.4
Operating lease obligations	14.8	23.5	12.3	40.5	91.1
PURPA purchased power	162.2	401.0	413.7	4,126.6	5,103.5
Fuel purchase commitments	313.2	627.2	129.4	--	1,069.8
Total	$ 969.8	$3,210.0	$1,654.4	$6,310.0	$12,144.2

* Does not include unamortized debt expense, discounts, premiums, and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133.

Amounts related to debentures, notes, and bonds in this table represent contractual cash payments required without taking into account their classification as current, as a result of a default in the underlying debt agreements, on the consolidated balance sheet.

Allegheny's capital expenditures, including construction expenditures, of all of the subsidiaries for the last nine months of 2003 and for the full years of 2004 and 2005 are estimated at $225.9 million, $304.0 million and $342.7 million, respectively and include estimated expenditures of $27.2 million, $71.8 million and $124.4 million, respectively, for environmental control technology. See Note 26, Commitments and Contingencies, in AE's 2002 Annual Report on Form 10-K for additional information.

In 2003, Allegheny's cash flows are expected to be adequate to meet all of its payment obligations and to fund capital expenditures. Allegheny expects that cash flows from operations will not be sufficient in 2004 to cover future obligations, including its capital expenditure requirements. Allegheny expects that it will need to sell certain assets or arrange for alternative financing in order to repay the principal amounts under the Borrowing Facilities scheduled for the third and fourth quarters of 2004.

ALLEGHENY'S RESULTS OF OPERATIONS

All comparisons presented under Allegheny's Results of Operations, as well as each of the other registrant's Results of Operations, are comparisons of operating results and other statistical information for the three months ended March 31, 2003, to operating results and other statistical information for the three months ended March 31, 2002.

Earnings (Loss) Summary
	Consolidated Net Loss Three Months Ended March 31
(In millions, except per share data)	2003	Restated 2002
Delivery and Services	$ 49.4	$ 39.2
Generation and Marketing	(75.4)	42.6
Eliminations	(12.0)	(5.7)
Consolidated (loss) income before cumulative effect of accounting change	(38.0)	76.1
Cumulative effect of accounting change, net	(20.8)	(130.5)
Consolidated net loss	$ (58.8)	$ (54.4)

	Basic & Diluted Loss Per Share Three Months Ended March 31
	2003	Restated 2002
Delivery and Services	$ .39	$ .31
Generation and Marketing	(.60)	.34
Eliminations	(.09)	(.04)
Consolidated (loss) income before cumulative effect of accounting change	(.30)	.61
Cumulative effect of accounting change, net	(.16)	(1.04)
Consolidated net loss	$ (.46)	$ (.43)

Allegheny's consolidated income before cumulative effect of accounting change was $114.1 million lower in 2003, primarily due to reduced earnings in the Generation and Marketing segment as a result of unrealized losses on commodity contracts of $45.2 million in 2003 versus unrealized gains of $90.7 million in 2002, higher interest charges, and higher operation expense, including a loss on assets held for sale (see Note 4, Assets Held For Sale).  These factors were offset in part by the recognition of a $56.7 million gain, net of income taxes ($75.8 million, before income taxes), for the reapplication of the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to West Virginia jurisdictional generating assets in 2003. See Note 9, Accounting for the Effects of Price Deregulation, for additional information regarding the reapplication of SFAS No. 71.

In 2003, earnings were reduced by $12.1 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of EITF Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management." See Note 3, Energy Trading Activities, for additional information.

Also in 2003, earnings were reduced by $8.6 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 143," Accounting for Asset Retirement Obligations." See Note 12, Asset Retirement Obligations, for additional information.

In 2002, earnings were reduced by $130.5 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny's 2002 Annual Report on Form 10-K for additional information.

Operating Revenues Total operating revenues for the three months ended March 31, 2003, and 2002 were as follows:

	Three Months Ended March 31
(In millions)	2003	Restated 2002
Delivery and Services:
Regulated electric	$676.1	$ 627.1
Regulated natural gas	121.8	92.2
Bulk power	20.5	10.9
Unregulated services	14.1	150.3
Other affiliated and non- affiliated energy services	18.4	33.9
Total Delivery and Services
Revenues	850.9	914.4
Generation and Marketing:
Bulk power*	(103.8)	109.2
Retail, affiliated, and other	384.6	379.0
Total Generation and Marketing
Revenues	280.8	488.2
Eliminations	(416.0)	(397.5)
Total operating revenues	$715.7	$1,005.1
*In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which has resulted in negative revenue amounts for the three months ended March 31, 2003.

Delivery and Services: The Delivery and Services segment's regulated electric revenues increased $49.0 million primarily due to a 17.4 percent increase in residential MWh, which reflects a 26.4 percent increase in heating degree days as a result of colder winter weather across Allegheny's electric service territory.

The Delivery and Services segment's regulated natural gas revenues increased $29.6 million primarily due to an increase in purchased gas cost adjustment (PGA) rate as well as a 31.3 percent increase in combined residential and commercial sales, which reflects an 18.4 percent increase in heating degree days as a result of colder winter weather across Allegheny's gas service territory.

The Delivery and Services segment's unregulated services revenues decreased $136.2 million due primarily to the sale of Alliance Energy Services on December 31, 2002.

Generation and Marketing: The Generation and Marketing segment's bulk power revenues decreased $213.0 million primarily due to recognition of realized losses and reduced unrealized gains associated with AE Supply's trading portfolio. See the discussion in Item 2, AE Supply's MD&A, under Operating Revenues, with respect to net unrealized gains, changes in the fair value of commodity contracts, and the breakout of PLR revenues. PLR revenues increased slightly over those detailed in the PLR breakout related to AE Supply as a result of the inclusion of Monongahela's regulated load obligations which are included as part of the total Generating and Marketing segment.

Eliminations: The eliminations in revenues are necessary to remove the effect of affiliated revenues, which are primarily sales of bulk power.

Cost of Revenues

Fuel Consumed for Electric Generation: Fuel consumed for electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas, and oil consumed at Allegheny's generating stations to produce electricity. Total fuel expenses increased $15.3 million due primarily to a $12.4 million increase in the cost of fuel consumed at the coal-fired generating stations. This increase in cost of coal consumed was due to a 5.5 percent increase in average coal prices and a 1.4 percent increase in the quantity of electricity produced.

Purchased Energy and Transmission: Purchased energy and transmission for the three months ended March 31, 2003, and 2002, consists of the following items:
	Three Months Ended March 31
(In millions)	2003	Restated 2002
Delivery and Services:
From PURPA generation*	$ 55.8	$ 49.2
Other purchased energy	407.0	374.9
Total purchased energy for Delivery and Services	462.8	424.1
Generation and Marketing purchased energy and transmission	18.3	50.9
Eliminations	(394.8)	(385.4)
Total purchased energy and transmission	$ 86.3	$ 89.6
*PURPA cost (cents per kWh)	5.6	5.4

The Delivery and Services segment's purchased energy from PURPA generation increased $6.6 million primarily due to increased purchases at a higher average cost per kWh.

The Delivery and Services segment's purchased energy from other than PURPA generation, which consists primarily of West Penn's, Potomac Edison's, and Monongahela's purchases of energy from AE Supply, increased $32.1 million primarily due to an increase in purchases at higher average rates. In addition, the increase also includes the escalating market-based pricing component of the long-term power sales agreements between AE Supply and the Distribution Companies.

The Generation and Marketing segment's purchased energy and transmission decreased $32.6 million. As AE Supply exited the retail business during June 2002, certain energy purchases made to support these retail sales were no longer required. Also, purchases of energy imbalances prior to Allegheny's entry into PJM on April 1, 2002 were purchased from the Delivery and Services segment (control area operator); subsequently energy imbalances are purchased from PJM. See discussion in Item 2, AE Supply's MD&A under Operating Revenues with respect to breakout of PLR revenues.

The eliminations are necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural Gas Purchases: Natural gas purchases for the three months ended March 31, 2003, and 2002 were as follows:
Three Months Ended March 31
(In millions)	2003	Restated 2002
Delivery and Services	$96.0	$174.4

The Delivery and Services segment's natural gas purchases decreased $78.4 million primarily due to the sale of Alliance Energy Services on December 31, 2002, partially offset by increased gas purchases at higher prices to support increased gas sales.

Other Cost of Revenues: Other cost of revenues, which relates entirely to the Delivery and Services segment, decreased $14.6 million primarily due to the absence of costs related to Allegheny Energy Solutions, as that business was sold effective December 31, 2002, and reduced costs related to delivery of natural gas turbine generators to the Southern Mississippi Electric Power Association.

Other Operating Expenses

Operation Expense: Operation expenses for the three months ended March 31, 2003, and 2002 were as follows:

	Three Months Ended March 31
(In millions)	2003	Restated 2002
Delivery and Services	$119.7	$118.1
Generation and Marketing	182.7	124.2
Eliminations	(1.7)	(2.7)
Total operation expense	$300.7	$239.6

Total operation expenses increased $61.1 million primarily due to higher costs related to employee benefits and outside services and a $28.5 million loss on an asset held for sale (see Note 4, Assets Held For Sale), offset in part by savings from restructuring and cost reduction initiatives begun in the third quarter of 2002, including Allegheny's voluntary Early Retirement Option (ERO) program.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expenses before income taxes. Other income and expenses, net, increased $69.3 million primarily due to a $75.8 million gain recognized in 2003 related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia.  In 2002, other income and expenses, net, included a $14.3 million gain on Canaan Valley land sales. See Note 9, Accounting for the Effects of Price Deregulation, and Note 11, Other Income and Expenses, Net, for additional information.

Interest Charges and Preferred Dividends

Interest charges on debt for the three months ended March 31, 2003, and 2002, were as follows:

	Three Months Ended March 31
(In millions)	2003	Restated 2002
Delivery and Services	$ 31.6	$34.4
Generation and Marketing	69.6	38.0
Eliminations	---	(2.6)
Total interest on debt	$101.2	$69.8

Interest charges and preferred dividends increased $30.0 million primarily due to higher interest on debt, resulting from an increase in average debt outstanding, including new debt issued under the Borrowing Facilities.

Federal and State Income Tax (Benefit) Expense

The provisions for income tax (benefit) expense for (loss) earnings from operations result in an effective income tax rate, which differs from the federal statutory rate of 35 percent principally due to state income taxes, tax credits, effects of utility rate making, and certain non-deductible expenses.

The effective income tax rates for the three months ended March 31, 2003, and 2002 were (48.9) percent and 35.4 percent, respectively. The effective income tax rate of (48.9) percent was primarily caused by the tax benefits derived from losses recognized by AE Supply, which are significantly in excess of tax expenses recognized by Monongahela, Potomac Edison, West Penn and AGC, and the impact of the reestablishment of the application of SFAS No. 71.

Cumulative Effect of Accounting Change, Net

Effective January 1, 2003, Allegheny adopted EITF Issue No. 02-3. As a result, Allegheny recorded a charge against earnings, related entirely to the operations at AE Supply, as the cumulative effect of a change in accounting principle of $12.1 million, net of income taxes ($19.7 million, before income taxes), representing the fair value of those contracts previously accounted for under EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," that no longer qualify for mark-to-market accounting. See Note 3, Energy Trading Activities, for additional information.

Effective January 1, 2003, Allegheny adopted SFAS No. 143, which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. As a result, Allegheny recorded a charge against earnings as the cumulative effect of a change in accounting principle of $8.6 million, net of income taxes ($14.0 million, before income taxes). Of the total charge, AE Supply recorded $7.4 million, net of income taxes ($11.9 million, before income taxes). See Note 12, Asset Retirement Obligations, for additional information.

Effective January 1, 2002, Allegheny adopted SFAS No. 142. As a result, Allegheny recorded a charge of $130.5 million, net of income taxes ($210.0 million, before income taxes), as the cumulative effect of a change in accounting principle. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny's 2002 Annual Report on Form 10-K for additional information.

AE SUPPLY'S RESULTS OF OPERATIONS

Earnings (Loss) Summary

Consolidated income before cumulative effect of accounting change decreased $173.6 million primarily due to lower net revenues, reflecting unrealized losses on commodity contracts in 2003 versus unrealized gains in 2002 and higher interest and operation expense.

In 2003, earnings were reduced by $12.1 million and $7.4 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoptions of EITF Issue No. 02-3 and SFAS No. 143, respectively. See Notes 3, Energy Trading Activities, and 11, Other Income and Expenses, Net, for additional information.

Operating Revenues

Total operating revenues for the three months ended March 31, 2003, and 2002 were as follows:

	Three Months Ended March 31
(In millions)	2003	Restated 2002
Operating revenues:
Retail	$ ---	$ 16.6
Wholesale	(102.2)	111.3
Affiliated	313.4	296.2
Total operating revenues	$211.2	$424.1

Retail: Retail revenues decreased to zero as a result of AE Supply exiting the retail business commencing June 2002.

Wholesale: Wholesale revenues decreased $213.5 million primarily due to a reduction of unrealized gains in the Western United States of $181.8 million as a result of pricing differential and volatility with energy markets (both electric and gas) and increased credit costs and realized losses of $72.6 million, as a result of changes in market conditions and excess capacity. These were offset in part by unrealized gains on all other portfolios of approximately $40.9 million.

See Item 7, Management's Discussion and Analysis, for AE Supply in the 2002 Annual Report on Form 10-K for discussions surrounding the methodology, tenor, and description of AE Supply's trading portfolio, as well as a description with respect to the range of observable market prices and overall market liquidity. There has been no significant change in the methodology of valuing the portfolio during the three months ended March 31, 2003. All changes in the fair value of the portfolio are the result of changes in market conditions.

The fair value of energy trading commodity contracts, which represents the net unrealized gain and loss positions, is recorded as assets and liabilities, after applying the appropriate counterparty netting agreements. At March 31, 2003, the fair value of energy trading commodity contract assets and liabilities was $1,155.5 million and $803.2 million, respectively. At December 31, 2002, the fair value of energy trading commodity contract assets and liabilities was $1,211.9 million and $783.7 million, respectively.

The following table disaggregates the net fair value of commodity contract assets and liabilities, excluding AE Supply's generating assets and power sales agreements with its regulated utility affiliates for their PLR obligations, as of March 31, 2003, based on the underlying market price source and the contract delivery periods:

Source of fair value
(In Millions)	2003	2004	2005	2006	2007	2008	2009	2010	There- after	Total Fair Value
Prices actively quoted	$(16.0)	$(19.8)	$(10.9)	$(5.8)	$(4.6)	$(2.8)	$(2.0)	$(1.4)	$ (0.4)	$(63.7)
Prices provided by other external sources	---	20.0	(2.5)
   2.3
					(0.7)	(1.8)	(0.4)	---	---	16.9
Prices based on models	(11.2)	6.7	91.3	104.4	103.2	87.4	78.0	76.9	(137.6)	399.1
Total	$(27.2)	$ 6.9	$ 77.9	$100.9	$ 97.9	$ 82.8	$75.6	$75.5	$(138.0)	$352.3

In the table above, each commodity contract is classified by the source of fair value, based upon the individual settlement dates within an entire contract. Therefore, portions of a single contract may be assigned to multiple classifications based upon the source of the underlying market prices used to determine the fair value of the contract. AE Supply determines prices actively quoted from various industry services, broker quotes, and the New York Mercantile Exchange (NYMEX). Electricity markets are generally liquid for approximately one year and most natural gas markets are generally liquid for approximately three years. Afterward, some market prices can be observed, but market liquidity is less robust.

Approximately $399.1 million of AE Supply's commodity contracts were classified above as prices based on models, even though a portion of these contracts are valued based on observable market prices. The most significant variables to AE Supply's models used to value these contracts are the forward prices for both electricity and natural gas. These forward prices are based on observable market prices to the extent prices are available in the market. Generally, electricity forward prices are actively quoted for about one year, and some observable market prices are available for about three years. After three years, the forward prices for electricity are based on the forward price of natural gas and a marginal heat rate for generation (based on more efficient natural gas-fired generation) to convert natural gas into electricity. For natural gas, forward prices are generally actively quoted for about three years, and some observable market prices are available for about five years. Beyond five years, natural gas prices are modified based on trends in prior years.

For deliveries by the end of 2003, the fair value of AE Supply's commodity contracts was a net liability of $27.2 million.

Net unrealized losses of $45.2 million and net unrealized gains of $90.7 million for the three months ended March 31, 2003 and 2002, respectively, were recorded in wholesale revenues to reflect the change in the estimated fair value of the energy commodity contracts. The following table provides a roll-forward of the net fair value, or commodity contract assets less commodity contract liabilities, of AE Supply's commodity contracts from December 31, 2002, to March 31, 2003:

(In millions)	Amount
Net fair value of commodity contract assets and liabilities as of December 31, 2002	$ 428.2
Unrealized losses on commodity contracts, net during 2003:
Fair value of structured transactions when entered into during 2003	---
Cumulative effect of accounting change attributable to conversion to EITF 02-3	(19.7)
Other unrealized loss on commodity contracts, net	(45.2)
Total unrealized losses on commodity contracts, net during 2003	(64.9)
Net options paid and received*	(11.0)
Net fair value of commodity contract assets and liabilities as of March 31, 2003	$ 352.3
* Amount is net of ($11.0) of option premium expirations

There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will affect AE Supply's operating results.

Affiliated: Affiliated revenues increased $17.2 million primarily due to increased sales volume and higher average prices charged to the Distribution Companies in accordance with the escalating market-based pricing component of the long-term power sales agreements between AE Supply and the Delivery Companies.

The table below separates operating revenues and cost of revenues into two components: PLR and Excess Generation and Trading for the three months ended March 31, 2003, and 2002, respectively. See Item 7, Management's Discussion and Analysis, for AE Supply in the 2002 Annual Report on Form 10-K for a further description.

	PLR Three Months Ended March 31		Excess Generation and Trading Three Months Ended March 31		Total Three Months Ended March 31
(In millions)	2003	2002	2003	2002	2003	2002
Operating revenues:
Physical delivery	$ 330.6	$ 301.4	$ (53.5)	$ 40.7	$ 277.1	$ 342.1
Financial settlement	-	-	(65.9)	82.0	(65.9)	82.0
Total revenues	330.6	301.4	(119.4)	122.7	211.2	424.1
Cost of sales:
Fuel for electric generation	119.4	111.1	2.3	1.9	121.7	113.0
Purchased energy and transmission:
Physical delivery	25.1	13.6	10.7	39.4	35.8	53.0
Financial settlement	-	-	.1	2.9	.1	2.9
Total cost of sales	144.5	124.7	13.1	44.2	157.6	168.9
Net revenues	$ 186.1	$ 176.7	$ (132.5)	$ 78.5	$ 53.6	$ 255.2

Cost of Revenues

Fuel Consumed for Electric Generation: Total fuel expenses increased $8.7 million due primarily to a $6.0 million increase in the cost of fuel consumed at the coal-fired generating stations. This increase in cost of coal consumed was due primarily to a 4.1 percent increase in average coal prices.

Purchased Energy and Transmission: Purchased energy and transmission decreased $20.0 million primarily due to the absence of purchased energy to support retail sales as a result of AE Supply exiting the retail business during June 2002 and the absence of purchases from the Distribution Companies beginning April 1, 2002 upon Allegheny's entry into PJM.

Other Operating Expenses

Operation Expense: Operation expenses increased $60.1 million primarily due to higher costs related to employee benefits, outside services, and refinancing fees related to the Borrowing Facilities and a $28.5 million loss on an asset held for sale (see Note 4, Assets Held For Sale), offset in part by savings from restructuring and cost reduction initiatives begun in the third quarter of 2002, including Allegheny's voluntary ERO program.

Depreciation and Amortization: Depreciation and amortization expense decreased $2.0 million primarily due to an adjustment which increased 2002 depreciation and amortization, partially offset by increased depreciation due to higher property, plant, and equipment in-service balances.

Taxes Other than Income Taxes: Taxes other than income taxes decreased $2.7 million primarily due to a decrease in gross receipt taxes from exiting the retail business, an adjustment for West Virginia Business and Occupation taxes, and negotiations that resulted in the reduction of property taxes at the Wheatland facility in Indiana.

Interest Charges

Interest charges increased $25.5 million primarily due to an increase in AE Supply's average long-term debt outstanding, including new debt issued under the Borrowing Facilities.

Federal and State Income Tax (Benefit) Expense

The effective income tax (benefit) expense rates for the three months ended March 31, 2003, and 2002 were (38.8) percent and 36.4 percent, respectively. The change in the rate from a tax expense to a tax benefit is primarily caused by the tax benefits derived from losses.

MONONGAHELA'S RESULTS OF OPERATIONS Earnings (Loss) Summary
	Consolidated Net Income (Loss) Three Months Ended March 31
(In millions)	2003	Restated 2002
Delivery and Services	$15.2	$ 11.1
Generation and Marketing	54.8	(.8)
Consolidated income before cumulative effect of accounting change	70.0	10.3
Cumulative effect of accounting change, net	(.4)	(115.4)
Consolidated net income (loss)	$69.6	$(105.1)

Monongahela's consolidated income before cumulative effect of accounting change increased $59.7 million primarily due to increased earnings in the Generation and Marketing segment as a result of the recognition of a $48.1 million gain, net of income taxes ($61.7 million, before income taxes), for the reapplication of the provisions of SFAS No. 71. See Note 9, Accounting for the Effects of Price Deregulation, for additional information regarding the reapplication of SFAS No. 71.

The cumulative effect of accounting change for 2003 relates to the adoption of SFAS No. 143. See Note 12, Asset Retirement Obligations, for additional information.

In 2002, earnings were reduced by $115.4 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 142. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny's 2002 Annual Report on Form 10-K for additional information.

Operating Revenues Total operating revenues for the three months ended March 31, 2003, and 2002 were as follows:
	Three Months Ended March 31
(In millions)	2003	Restated 2002
Delivery and Services:
Regulated electric	$163.2	$155.1
Regulated natural gas	121.8	92.2
Bulk power	4.7	2.7
Other affiliated and
nonaffiliated energy services	4.1	7.5
Total Delivery and Services	293.8	257.5
Generation and Marketing:
Bulk power	.2	---
Retail, affiliated, and other	97.4	76.7
Total Generation and Marketing
revenues	97.6	76.7
Eliminations	(74.6)	(68.4)
Total operating revenues	$316.8	$265.8

The Delivery and Services segment's regulated electric revenues increased $8.1 million primarily due to a $7.2 million increase in residential sales, which reflects an 18.4 percent increase in heating degree days as a result of colder winter weather.

The Delivery and Services segment's regulated natural gas revenues increased $29.6 million primarily due to an increase in the purchased gas cost adjustment (PGA) rates as well as a $25.2 million increase in combined residential and commercial sales, which reflects an 18.4 percent increase in heating degree days as a result of colder winter weather across Allegheny's gas service territory.

The Generation and Marketing segment's retail, affiliated, and other revenues increased $20.7 million primarily due to increased sales in order to support increased regulated electric sales, and increased sales of excess generation to AE Supply at higher average rates.

The eliminations in revenues are necessary to remove the effect of affiliated revenues, primarily sales of bulk power.

Cost of Revenues

Fuel Consumed For Electric Generation: Fuel consumed for electric generation, which relates entirely to the Generation and Marketing segment, increased $6.5 million primarily due to a 10.9 percent increase in average fuel prices and a 7.3 percent increase in the quantity of electricity produced.

Purchased Energy and Transmission: Purchased energy and transmission for the three months ended March 31, 2003, and 2002, consists of the following items:
	Three Months Ended March 31
(In millions)	2003	Restated 2002

Delivery and Services:
From PURPA generation	$ 18.2	$ 18.2
Other purchased energy	93.6	82.9
Total purchased energy for
Delivery and Services	111.8	101.1
Generation and Marketing purchased energy and transmission	10.6	7.8
Eliminations	(74.6)	(68.4)
Total purchased energy and
Transmission	$ 47.8	$ 40.5

The Delivery and Services segment's purchased energy from other than PURPA generation increased $10.7 million primarily due to increased purchases of energy from the Generation and Marketing segment in order to support increased regulated electric sales.

The Generation and Marketing segment's purchased energy and transmission increased $2.8 million primarily due to increased costs associated with the purchase of energy through PJM, effective April 1, 2002.

The eliminations are necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural Gas Purchases: Natural gas purchases, which relate entirely to the Delivery and Services segment, increased $40.1 million primarily due to increased gas purchases at higher prices to support increased gas sales.

Other Operating Expenses

Operation Expense: The $7.5 million increase in operation expenses, which relates almost entirely to the Delivery and Services segment, was primarily due to higher costs related to employee benefits, storm outages, power station outages, and outside services, offset in part by savings from restructuring and cost reduction initiatives begun in the third quarter of 2002, including Allegheny's voluntary ERO program.

Taxes Other than Income Taxes: Total taxes other than income taxes increased $1.8 million primarily due to an adjustment in West Virginia business and occupation taxes.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expenses before income taxes. Other income and expenses, net, increased $61.5 million primarily due to the recognition of a $61.7 million gain related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia. See Note 9,Accounting for the Effects of Price Deregulation, and Note 11, Other Income and Expenses, Net, for additional information.

Federal and State Income Tax Expense

The effective income tax rates for the three months ended March 31, 2003 and 2002 were 28.0 percent and 44.9 percent, respectively. The change in the effective income tax rate is primarily caused by the impact of the reapplication of SFAS No. 71.

POTOMAC EDISON'S RESULTS OF OPERATIONS

Earnings Summary

Net income increased $15.9 million primarily due to increased net revenues and the recognition of an $8.6 million gain, net of income taxes ($14.1 million, before income taxes), for the reapplication of the provisions of SFAS No. 71 in West Virginia. See Note 9, Accounting for the Effects of Price Deregulation, for additional information regarding the reapplication of SFAS No. 71.

The cumulative effect of accounting change for 2003 relates to the adoption of SFAS No. 143. See Note 12, Asset Retirement Obligations, for additional information.

Operating Revenues

Operating revenues increased $32.8 million primarily due to $20.6 million and $3.2 million increases in residential and commercial sales, respectively, which reflect a 33.6 percent increase in heating degree days as a result of colder winter weather in its service territory and a 2.8 percent increase in the average number of customers served.

Cost of Revenues

Purchased Energy and Transmission: Purchased energy expense increased $25.2 million primarily due to increased purchases of electricity from AE Supply at slightly higher rates. For the three months ended March 31, 2003 and 2002, Potomac Edison incurred $4.2 million and $3.0 million, respectively, of additional purchased electricity costs due to the market-based pricing component of the revised rate schedule under its long-term power purchase agreement with AE Supply. Potomac Edison also had increased purchases of electricity at higher rates from PURPA generation facilities.

Other Operating Expenses

Operation Expense: Operation expenses increased $2.3 million primarily due to higher costs related to employee benefits and outside services, offset in part by savings from restructuring and cost reduction initiatives begun in the third quarter of 2002, including Allegheny's voluntary ERO program.

Depreciation and Amortization: Depreciation and amortization expense increased $1.3 million primarily due to higher property, plant, and equipment in-service balances.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expense before income taxes. Other income and expenses increased $18.3 million primarily due to the recognition of a $14.1 million gain related to the reapplication of the provisions of SFAS No. 71 and a $1.9 million gain on the sale of land. See Note 9, Accounting for the Effects of Price Deregulation, and Note 11, Other Income and Expenses, Net, for additional information.

Federal and State Income Tax Expense

The effective income tax rates for the three months ended March 31, 2003 and 2002 were 34.0 percent and 29.6 percent, respectively.

WEST PENN'S RESULTS OF OPERATIONS

Earnings Summary

Consolidated net income decreased $6.2 million. The higher net revenues, lower operating expenses, and interest charges in 2003, helped offset the reduction in other income and expenses, net, and is the primary driver of the decrease in consolidated net income between 2003 and 2002. In 2002, West Penn recorded a gain on the sale of land as part of other income and expenses, net, which did not recur during 2003.

Operating Revenues

Operating revenues increased $5.2 million primarily due to a 12.4 percent increase in residential MWh, which reflect a 27.0 percent increase in heating degree days as a result of colder winter weather, partially offset by the loss of generation (energy supply) revenues from wholesale customers who have chosen alternate electricity generation suppliers.

Cost of Revenues

Purchased Energy and Transmission:  Purchased energy expense increased $3.1 million and reflects, for the three months ended March 31, 2003, and 2002, that West Penn incurred $11.1 million and $5.7 million, respectively, as a result of additional transmission costs and increased purchase power under PURPA agreements.

Other Operating Expenses

Operation Expense: Operation expenses decreased $5.4 million primarily due to decreases in expenses related to employee benefits and savings from restructuring and cost reduction initiatives begun in the third quarter of 2002, including Allegheny's voluntary ERO program.

Depreciation and Amortization: Depreciation and amortization expense increased $1.3 million primarily due to an increase in the property, plant, and equipment in-service balances.

Taxes Other than Income Taxes: Taxes other than income taxes increased $1.3 million primarily due to an increase in gross receipt taxes on increased Pennsylvania retail revenues and an accrual of Pennsylvania use taxes related to prior tax periods.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expenses before income taxes. Other income and expenses, net, decreased $14.2 million primarily due to the recognition of a $12.5 million gain on the sale of land in 2002. See Note 11, Other Income and Expenses, Net, for additional information.

Interest Charges

Interest charges decreased $1.5 million primarily due to lower average debt levels from the repayment of transition bonds.

Federal and State Income Tax Expense

The effective income tax rates for the three months ended March 31, 2003 and 2002 were 29.5 percent and 29.4 percent, respectively.

AGC'S RESULTS OF OPERATIONS

Earnings Summary

Net income increased $1.0 million primarily due to an increase in AGC's investment in the Bath County Power Station. AGC increased its net investment in the power station through the accumulation of retained earnings in order to maintain a set debt-to-equity ratio. Through a cost-of-service rate schedule approved by the FERC, AGC recovers in revenues a return on its investment.

Operating Revenues

Operating Revenues increased $2.3 million primarily due to an increase in recoveries through regulated rates, which were brought about by higher interest expenses and an increase in AGC's investment in the Bath County Power Station. AGC's interest expenses increased primarily due to higher interest rates.   Through a cost-of-service rate schedule approved by the FERC, AGC recovers in revenues all of its operation expense, depreciation, taxes, and a return on its investment.

Federal and State Income Tax Expense

The effective income tax rates for the three months ended March 31, 2003 and 2002 were 31.1 percent and 29.0 percent, respectively.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

On February 25, 2003, and March 13, 2003, Allegheny entered into the Borrowing Facilities totaling $2,447.8 million with various credit providers to refinance and restructure the majority of AE and AE Supply's short-term debt. See "Liquidity Strategy," above, Note 2, Debt Covenants and Liquidity Strategy, above, and Note 3, Debt Covenants and Liquidity Strategy, in the "Notes to Consolidated Financial Statements" in the 2002 Annual Report on Form 10-K for a full description of the Borrowing Facilities and related debt covenant requirements. Allegheny and AE Supply have obtained waivers for these respective agreements' covenants for the reporting periods through and including September 30, 2003.

On September 29, 2003, Mountaineer obtained waivers with respect to its Note Purchase Agreements extending the respective agreements' covenant due dates for the 2002 annual audited financial statements until October 31, 2003. Also, Mountaineer has obtained waivers for the delivery of its unaudited financial statements to the noteholders for the first, second, and third quarters of 2003. Mountaineer provided its 2002 annual audited financial statements to noteholders on October 31, 2003. Mountaineer is required to deliver the first quarter 2003 unaudited financial statements by December 30, 2003. The second and third quarter 2003 unaudited financial statements are required to be delivered by February 1, 2004. These dates both include a 30-day grace period that is provided under the Note Purchase Agreements.

As a result of the receipt of waivers for Allegheny's financial debt covenants under the Borrowing Facilities and the failure to comply with certain covenants for financial reporting requirements under the majority of Allegheny's other debt, including Allegheny's First Mortgage Bonds, Transition Bonds, and Medium-Term Notes (for additional information, see the Consolidated Statements of Capitalization for each registrant in the 2002 Annual Report on Form 10-K), as well as cross-covenant requirements in certain of Allegheny's Pollution Control Bonds (collectively "Other Indebtedness"), this debt is classified as current in accordance with EITF 86-30. See Note 3, Debt Covenants and Liquidity Strategy, in the "Notes to the Consolidated Financial Statements" in the 2002 Annual Report on Form 10-K for a full description of these violations. The following table summarizes the amount of debt (excluding unamortized discounts and premiums) classified as current for each registrant, as a result of these failures to comply as of March 31, 2003:

(In millions)	Borrowing Facilities	Other Indebtedness

AE	$ 274.6	$ 305.0
AE Supply	1,411.8	1,536.4
Monongahela	---	683.8
Potomac Edison	---	420.0
West Penn	---	490.8
AGC	---	100.0
Total Allegheny	$1,686.4	$3,536.0

Cash Flows

Allegheny Energy, Inc.: Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends, was $87.8 million for the three months ended March 31, 2003, compared to $157.3 million for the prior period.

Cash flows from operations decreased $117.8 million, reflecting decreases in net income, accounts payable and contract termination costs, partially offset by an increase in taxes receivable/payable, net.

Cash flows used in investing increased $318.5 million, which was primarily the result of AE Supply's acquisition and buyout of the owner lessor of the Springdale generating facility, partially offset by lower construction expenditures.

Cash flows from financing increased $525.1 million, which was primarily the net result of the entry into the Borrowing Facilities and the decrease in dividends paid. Of amounts financed under the Borrowing Facilities, $420.0 million borrowed by AE Supply represented new liquidity. See Part I, Item 1, Note 2, Debt Covenants and Liquidity Strategy, for additional information regarding the Borrowing Facilities.

AE Supply: Internal use of cash, consisting of cash flows used in operations, was $48.8 million for the three months ended March 31, 2003, compared to an internal generation of cash, consisting of cash flows provided by operations of $113.3 million for the prior period. This is a net decrease in cash provided by operations of $162.0 million.

The decrease in cash flows provided by operations, to cash flows used in operations, $162.0 million, was primarily the result of decreases in net income, affiliated and non-affiliated accounts receivable, and accounts payable as well as payments related to trading contract terminations, partially offset by an increase in tax receipts.

Cash flows used in investing activities increased $310.8 primarily due to the acquisition and buyout of the owner lessor of the Springdale generation facility for $318.4 million, partially offset by lower construction expenditures.

Cash flows from financing activities increased $567.7 million primarily due to $420.0 million in new financing available under the Borrowing Facilities.

Monongahela: Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends, was $91.6 million for the three months ended March 31, 2003, compared to $51.9 million for the prior period.

Cash flows from operations increased $36.0 million as a result of an increase in both affiliated and non-affiliated accounts payable, partially offset by a decrease in accounts receivable and materials and supplies.

Cash flows used in investing activities increased $6.1 million primarily due to higher construction expenditures and the absence of cash inflows from land sales.

Cash flows used in financing activities decreased $5.9 million, reflecting the decrease in common stock dividends paid to AE.

Potomac Edison: Internal generation of cash, consisting of cash flows from operations reduced by common dividends, was $25.2 million for the three months ended March 31, 2003, compared to $9.9 million for the prior period.

Cash flows from operations increased by $18.0 million as a result of an increase in affiliated accounts payable and an increase in taxes receivable/payable, net, partially offset by a decrease in accounts receivable.

Cash flows used in investing activities decreased $5.3 million due to lower construction expenditures and the cash inflow from the sale of land.

Cash flows used in financing activities increased by approximately $14.0 million, reflecting the increase in common stock dividends paid to AE and a decrease in affiliated notes payable, offset by the change in short-term debt.

West Penn: Internal use of cash, consisting of cash flows used in operations, was $3.9 million for the three months ended March 31, 2003, compared to $8.2 million for the three months ended March 31, 2002. This is a net decrease in cash used in operations of $4.3 million. This net decrease was primarily due to an increase in affiliated accounts payable, partially offset by a decrease in prepaid taxes.

Cash flows used in investing activities increased by approximately $7.6 million. This was the result of a reduction in cash inflows from the sale of land, partially offset by a decrease in construction expenditures.

Cash flows used in financing activities increased $27.8 million, reflecting a decrease in notes payable to affiliates, partially offset by a decrease in common stock dividends paid to AE.

AGC: Internal generation of cash, consisting of cash flows from operations reduced by common dividends, was $29.9 million for the three months ended March 31, 2003, compared to approximately $10.5 million for the prior period.

Cash flows from operations increased $22.9 million primarily due to increases in affiliated accounts receivable/payable, net and taxes receivable/payable, net.

Cash flows used in investing increased $0.8 million as a result of an increase in construction expenditures. Cash flows used in financing decreased $6.4 million reflecting an increase in dividend payments in the first quarter of 2003.

Financing

Debt: For the three months ended March 31, 2003, the following repayments and redemptions of long-term debt were made by registrant:

(In millions)	Issuances	Redemptions

AE	$ 315.0	$ (8.4)
AE Supply	1,662.8	(185.3)
Monongahela	---	(16.3)
Potomac Edison	---	---
West Penn	---	(19.9)
AGC	---	---
Allegheny	$1,977.8	$(229.9)

Allegheny has entered into the Borrowing Facilities on February 25, 2003, and March 13, 2003. See "Liquidity Strategy," above, and Note 2, Debt Covenants and Liquidity Strategy, for full descriptions of the Borrowing Facilities.

Short-term Debt: Allegheny and AE Supply manage short-term obligations with cash-on-hand. Monongahela, Potomac Edison, and West Penn manage short-term obligations through an internal money pool or cash-on-hand. As a method to accommodate intercompany short-term borrowing needs to the extent that certain companies have funds available, the money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day's Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day's seven-day commercial paper rate, as quoted by the same source, less four basis points.

At March 31, 2003, no registrant had access to any short-term revolving credit facilities or lines of credit with third party financial institutions. A $10.0 million facility at Monongahela is classified as current. The facility was renegotiated as part of a $55.0 million revolving credit facility in September 2003. See Note 16, Subsequent Events, for additional information.

A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $0.1 million on $10 million for the twelve months ended March 31, 2004, based on projected short-term borrowings (which excludes the Borrowing Facilities). See "Liquidity Strategy," above, and Note 2, Debt Covenants and Liquidity Strategy, concerning the adequacy of cash flows to meet payment obligations.

OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny's critical accounting policies is included in the 2002 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Allegheny's critical accounting policies have not changed materially from those reported in the 2002 Annual Report on Form 10-K.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows, as well as amending certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. There is no impact on the first quarter of 2003. Allegheny is evaluating the potential impacts of SFAS No. 149.

REGULATORY MATTERS

Federal Regulation

On March 15, 2001, the Distribution Companies filed a plan with the FERC to transfer functional control over their transmission system to PJM. The plan was approved by the FERC on January 30, 2002, and the Distribution Companies became members of PJM effective April 1, 2002. On November 17, 2003, the FERC issued a series of orders related to transmission rate design for the PJM and Midwest regions. Specifically, the FERC found that the pancaking of rates for movement of power between PJM and the Midwest region is not just and reasonable. The FERC ordered the elimination of pancaked rates and the implementation of a transitional rate design for a two-year period, and ordered the parties to develop a long-term rate design solution. While the transitional rate design is intended to keep transmission owners neutral with respect to transmission revenues for the two-year period, it is not clear that this will be the actual result. Because the data is still being collected and the details of the calculations are not yet worked out with the other transmission owners in PJM and the region, Allegheny does not know the full financial impact; however, based on preliminary calculations such impact could be material.

State Legislation and Regulatory Developments

Rate Matters

Ohio: For a discussion of rate matters in Ohio, see Note 16, Subsequent Events, in the Notes to the Consolidated Financial Statements.

West Penn: On November 25, 2003, West Penn filed a Petition for Issuance of a Second Supplement to its Previous Qualified Rate Orders. West Penn is asking the Commission to approve the issuance of additional transition bonds up to the amounts originally authorized by the Commission with approved carrying charges to securitize a remaining portion of West Penn's stranded costs.

The purpose of this second supplement to West Penn's Qualified Rate Order is to allow West Penn to refinance debt maturing in June 2004 at a favorable interest rate that would extend to 2010. It would also facilitate West Penn's financing and timely recovery of those portions of its previously stranded costs that are not recoverable on a timely basis, via West Penn's competitive transition charge, due to the operation of West Penn's generation rate cap.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegheny's primary market risk exposures are associated with interest rates and commodity prices. Allegheny has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Allegheny's market risks is included in the 2002 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Allegheny's market risks have not changed materially from those reported in the 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Allegheny identified a miscalculation in its business segment information after the filing of Form 10-Q for the period ended June 30, 2002, and initiated a comprehensive review of its financial processes, records, and internal controls. As a result, Allegheny identified numerous accounting errors. See Item 14 of the 2002 Annual Report on Form 10-K for information concerning accounting errors and internal control deficiencies.

Allegheny has implemented corrective actions to mitigate the risk that its internal control deficiencies could lead to material misstatements in the financial statements filed as part of this Form 10-Q.  Allegheny developed and implemented a plan to perform significant additional procedures designed to mitigate the effects of the deficiencies in internal controls and hired outside professional services firms to assist in the performance of the additional procedures.  Allegheny's additional procedures included the reconciliation and analysis of balance sheet accounts, analysis of various transactions for proper classification and cut-off, and the analysis of various accounting processes to determine additional actions necessary to ensure the accuracy of Allegheny's financial records and identify corrective actions needed to improve internal controls.  However, PricewaterhouseCoopers LLP (PwC), Allegheny's independent auditors, in their report dated September 12, 2003, have advised the Audit Committee of continuing material weaknesses noted during the 2002 audit.

Allegheny's management, Audit Committee, and Board of Directors are fully committed to resolving Allegheny's internal control deficiencies.  Ultimate resolution of the deficiencies will include changing the culture of the accounting function to focus on accountability and strict, timely adherence to a set of sound internal control policies and procedures.  Allegheny has recently made substantial changes in its senior management. Management has taken or is undertaking the following corrective actions in order to achieve an immediate improvement in the controls environment:

(i)	Establishment of a Disclosure Committee as described below;
(ii)	Development of new policies, processes, and procedures to identify and remediate weaknesses and improve controls, including reconciliation, classification, and cut-off issues;
(iii)	The hiring of a new Corporate Controller on October 13, 2003;
(iv)

Reorganized financial results analysis for all of Allegheny's legal entities under the direction of a single high-level manager with four newly-created general manager positions, each responsible for a specific function and reporting to the designated high-level manager. Accounting professionals recruited from inside and outside of Allegheny will fill these four positions;

(v)

The establishment of a new department focused on the development and maintenance of accounting policies and procedures, and a new department comprised of the individuals responsible for SEC financial reporting matters.  In addition, the department responsible for tax matters, including tax accounting, will report to the Corporate Controller.  In order to improve communications and effectiveness of management oversight of individuals involved in the monthly accounting close processes, Allegheny is consolidating the department responsible for this activity at its offices in western Pennsylvania;

(vi)

Additional training and recruitment of highly skilled individuals to enhance the skill sets and capabilities of Allegheny's accounting leadership and staff.  Allegheny has hired approximately 20 new accounting professionals with degrees in accounting, including six for critical leadership positions; and

(vii)

Continued assistance from outside professional services firms in Allegheny's performance of additional procedures necessary to mitigate the effects of internal control deficiencies until other corrective actions are implemented.

88
Longer-term corrective actions include:
(i)	Development of a detailed accounting policies and procedures manual under the direction of a newly-created department as discussed above; and
(ii)

Evaluation of data processing systems with a view to the improvement or replacement of systems related to energy trading and supply chain management, and implementation of data processing systems to enable the accounting function to further utilize technology-based solutions.

Regarding its internal controls for energy trading operations, Allegheny has revised its corporate energy risk policy to incorporate the best practices as defined by the Committee of Chief Risk Officers (CCRO) in its governance white paper issued in November 2002 and is in the process of implementing these best practices. As a result, the role and responsibilities of Allegheny's corporate risk management function, which is independent from its energy trading operations, have been significantly expanded to include the responsibility for determining the fair value of energy trading positions.  Allegheny is in the process of establishing clear separation of duties for front-, middle-, and back-office activities. Allegheny also reduced transaction and exposure limits for its energy trading operations. Allegheny has undertaken an initiative to select from an outside provider and implement a new transaction processing system. It is expected that the core functions of this system will be in operation by the fall of 2004.

Allegheny expects to implement all of these corrective actions during the remainder of 2003 and 2004.  Before December 31, 2004, Allegheny expects that it will have restored the effectiveness of its internal controls and will no longer need to rely on the performance of additional procedures to ensure the accuracy and completeness of its financial statements.

To address the weaknesses identified in Allegheny's internal controls and disclosure practices, Allegheny substantially augmented and revised its procedures in connection with the preparation of this report.  These augmented procedures included a formal drafting group to comprehensively review, revise and update disclosure. This exercise also involved direct involvement by senior officers, including the Chief Executive Officer and the Chief Financial Officer.  The principal elements of these augmented procedures have formed the basis for Allegheny's written disclosure controls and procedures applicable to periodic reports and certain public communications.

Allegheny has created a Disclosure Committee, which is chaired by Allegheny's General Counsel and currently is comprised of executives, including Allegheny's Chief Risk Officer, Vice President and Controller, Director of Audit Services and Manager of Communications, as well as the senior officers responsible for Allegheny's business segments.  The Disclosure Committee's principal functions are to establish, maintain, monitor, and evaluate Allegheny's written disclosure controls and procedures, and to supervise and coordinate the preparation of Allegheny's periodic reports and certain other public communications. Following its formation, the Disclosure Committee adopted formal written disclosure controls and procedures.  These newly adopted disclosure controls and procedures will be applicable to Allegheny's future periodic reports and certain public communications.

The Disclosure Committee, with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, reviewed the augmented procedures implemented by Allegheny in connection with the preparation of this report and found them to be satisfactory.  However, until Allegheny completes the actions described above to achieve improvements in its internal controls, Allegheny intends to devote additional resources to ensure that its public disclosures are accurate.

The above matters have been undertaken by Allegheny at the direction and with the oversight of the Audit Committee of the Board of Directors and with extensive involvement of PwC and other outside professional services firms.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have from time to time become involved in litigation incidental to our business activities. See Note 15, Commitments and Contingencies, for additional information.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the quarter covered by this report.

During the third quarter of 2003, on July 25, AE completed the private placement of $300 million aggregate liquidation amount of its 11 7/8 percent Mandatory Convertible Trust Preferred Securities (the Trust Preferred Securities) to a group of private investment funds. AE concluded that the placement qualified for exemptions from registration under the Securities Act of 1933, including under Section 4(2) of the Securities Act and Regulation D under the Securities Act. This conclusion was based on several factors, including representations provided by the purchasers and the placement agents. The aggregate price paid by the purchasers in the private placement was $291 million (97 percent of par) after taking into account the 3percent issuance discount. AE paid aggregate placement agents' commissions of $11.5 million. AE realized net proceeds after expenses, including fees and expenses of purchasers' and agents' counsel, of $275 million.

The Trust Preferred Securities will be convertible automatically into shares of AE common stock on or after June 15, 2006 in the event that the closing price per share of AE common stock equals or exceeds $15 over a specified averaging period. The Trust Preferred Securities are also convertible at the option of the holders at any time. The Trust Preferred Securities were issued in multiples of $1,000. The conversion price of the Trust Preferred Securities is $12 per AE common share (that is, 83.33 shares per $1,000 principal amount of the Trust Preferred Securities). The Trust Preferred Securities are convertible in the aggregate into 25 million shares of AE common stock. The terms of the Trust Preferred Securities relating to their conversion are subject to anti-dilution and other adjustment provisions.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Monongahela's, Potomac Edison's, or West Penn's security holders during the first quarter of 2003. AE Supply does not have security holders. Thus, no matters were submitted to a vote of security holders of AE Supply.

AGC. At the annual meeting of AGC shareholders held on February 25, 2003, votes were taken for the election of directors. The total number of votes cast was 1,000 with all votes being cast for the election of the following directors: Paul M. Barbas, Richard J. Gagliardi, Thomas K. Henderson, Michael P. Morrell, Alan J. Noia, Jay S. Pifer, and Bruce E. Walenczyk. Messrs. Gagliardi, Henderson, Morrell, Noia, Pifer, and Walenczyk all retired in 2003. Mr. Barbas resigned in 2003.

AE. At a special meeting of AE stockholders convened on March 7, 2003, and adjourned, and then reconvened, and completed on March 14, 2003, a vote was taken on a proposal to amend AE's Charter to eliminate the preemptive rights of stockholders. Approval of the proposal required the affirmative vote by a majority of the outstanding shares entitled to vote. The total number of shares present was 80,810,756, with the following results:

Votes For	Votes Against	Abstentions	Total
65,697,385	13,147,511	1,965,860	80,810,756
91

A majority of the outstanding shares entitled to vote were voted in favor of the proposal to amend the Charter to eliminate preemptive rights of stockholders, and the Charter was so amended.

Second, Third and Fourth Quarter 2003

West Penn. At the annual meeting of West Penn shareholders held on April 16, 2003, votes were taken for the election of directors. The total number of votes cast was 24,361,586, with all votes being cast for the election of the following directors: Paul M. Barbas, Richard J. Gagliardi, Thomas K. Henderson, Michael P. Morrell, Alan J. Noia, Jay S. Pifer, and Bruce E. Walenczyk. Messrs. Gagliardi, Henderson, Morrell, Noia, Pifer, and Walenczyk all retired in 2003. Mr. Barbas resigned in 2003.

Potomac Edison. At the annual meeting of Potomac Edison shareholders held on April 23, 2003, votes were taken for the election of directors. The total number of votes cast was 22,385,000, with all votes being cast for the election of the following directors: Paul M. Barbas, Richard J. Gagliardi, Thomas K. Henderson, Michael P. Morrell, Alan J. Noia, Jay S. Pifer, and Bruce E. Walenczyk. Messrs. Gagliardi, Henderson, Morrell, Noia, Pifer, and Walenczyk all retired in 2003. Mr. Barbas resigned in 2003.

Monongahela. At the annual meeting of Monongahela shareholders held on October 31, 2003, votes were taken for the election of directors. The total number of votes cast was 5,891,000, with all votes being cast for the election of the following directors: Paul J. Evanson, Jay S. Pifer, Joseph H. Richardson, and Jeffrey D. Serkes. Mr. Pifer retired on December 1, 2003.

AE Supply. AE Supply does not have security holders. Thus, no matters were submitted to a vote of security holders of AE Supply.

AE. AE's annual meeting of shareholders was held on November 14, 2003. At the annual meeting votes were taken for (1) the election of directors; (2) the approval of the appointment of PricewaterhouseCoopers LLP as independent auditors; (3) a shareholder proposal regarding shareholder rights plans; (4) a shareholder proposal regarding indexed options; (5) a shareholder proposal regarding performance-based stock options; (6) a shareholder proposal regarding option expensing; (7) a shareholder proposal regarding independent board chairs; (8) a shareholder proposal regarding simple majority voting; (9) a shareholder proposal regarding annual election of directors; (10) a shareholder proposal regarding auditor fees; and (11) a shareholder proposal regarding reincorporation in Delaware.

AE's shareholders elected H. Furlong Baldwin, Julia L. Johnson, and Gunnar E. Sarsten to serve on the Board of Directors for three-year terms, which will expire in 2006. Shareholders also approved the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company. Out of the nine shareholder proposals presented at the meeting, shareholders approved two proposals. The proposals approved were shareholder statements regarding simple majority voting and annual election of directors.

The following tables provide details regarding the numbers of votes cast by AE's shareholders with respect to the matters indicated.

Election of directors:
Nominees for Director	Votes For	Votes Withheld
H. Furlong Baldwin	88,301,623	7,960,713
Julia L. Johnson	88,370,440	7,960,713
Gunnar E. Sarsten	88,249,709	7,960,713
Other matters:
Shareholder Action Items Referenced Above	Votes For	Votes Against	Abstentions
(2)	92,605,057	2,489,953	1,172,960
(3)	24,668,548	38,361,156	1,969,360
(4)	13,419,781	49,496,695	2,082,589
(5)	14,176,213	48,872,196	1,950,656
(6)	25,825,212	36,731,652	2,442,200
(7)	26,439,954	35,364,171	3,194,940
(8)	35,313,718	27,715,381	1,969,967
(9)	34,886,019	28,156,165	1,956,881
(10)	10,247,978	52,574,380	2,176,707
(11)	20,711,045	40,668,756	3,619,265

ITEM 5.  OTHER INFORMATION

Thomas R. Gardner has been named Allegheny's Vice President, Controller, and Chief Accounting Officer, effective October 13, 2003. Mr. Gardner reports to Jeffrey D. Serkes, Senior Vice President and Chief Financial Officer.

ITEM 6. Exhibits and Reports on Form 8-K (a) Exhibits: EXHIBIT INDEX (Rule 601(a)) Allegheny Energy, Inc.
	Documents	Incorporation by Reference
10.1

$305,000,000 Credit Agreement, dated as of February 21, 2003, among Allegheny Energy, Inc., Monongahela Power Company, and West Penn Power Company, and The Initial Lenders and Initial Issuing Bank named therein and Citibank, N.A.

Form 8-K of the Company (1-267), filed August 1, 2003, exh. 10.1
10.2

Intercreditor Agreement, dated as of February 21, 2003, among Citibank, N.A., The Bank of Nova Scotia, Law Debenture Trust Company of New York, Allegheny Energy, Inc., and Allegheny Energy Supply Company, LLC

Form 8-K of the Company (1-267), filed August 1, 2003, exh. 10.2
10.3	Registration Rights Agreement, dated July 24, 2003, by and among Allegheny Energy, Inc., Allegheny Capital Trust I, Perry Principals, LLC, and additional Purchasers	Form 8-K of the Company (1-267), filed August 1, 2003, exh. 4.1
10.4	Indenture, dated as of July 24, 2003, between Allegheny Energy, Inc. and Wilmington Trust Company, as Trustee	Form 8-K of the Company (1-267), filed August 1, 2003, exh. 4.2
10.5	Amended and Restated Declaration of Trust of Allegheny Capital Trust I among Allegheny Energy, Inc., Wilmington Trust Company, and the Regular Trustees named therein	Form 8-K of the Company (1-267), filed August 1, 2003, exh. 4.3
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
94

EXHIBIT INDEX (Rule 601(a)) Allegheny Energy Supply Company, LLC
	Documents	Incorporation by Reference
4.1	Indenture, dated as of April 8, 2002, between Allegheny Energy Supply Company, LLC and Bank One Trust Company, N.A., as Trustee	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 4.5
4.2	First Supplemental Indenture, dated as of April 8, 2002, between Allegheny Energy Supply Company, LLC and Bank One Trust Company, N.A., as Trustee	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 4.6
4.3

Registration Rights Agreement, dated April 8, 2002, between Allegheny Energy Supply Company, LLC and Bank of America Securities LLC and J. P. Morgan Securities Inc., as representatives of the Initial Purchasers

Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 4.7
4.4	Amended and Restated Indenture, dated as of February 21, 2003, between Allegheny Energy Supply Company, LLC, and Law Debenture Trust Company of New York, as Trustee	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 4.1
10.1	Common Terms Agreement, dated as of February 21, 2003, among Allegheny Energy Supply Company, LLC, Bank One, N.A., Citibank, N.A., The Bank of Nova Scotia, and JPMorgan Chase Bank	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 10.1
10.2

Security and Intercreditor Agreement, dated as of February 21, 2003, among Allegheny Energy Supply Company, LLC, Bank One, NA, Citibank, N.A., The Bank of Nova Scotia, JPMorgan Chase Bank, and Law Debenture Trust Company of New York

Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 10.2
10.3	$470,000,000 Credit Agreement, dated as of February 21, 2003, among Allegheny Energy Supply Company, LLC, and the Banks named therein and Citibank, N.A.	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 10.3
10.4	$987,657,215.77 Credit Agreement, dated as of February 21, 2003, among Allegheny Energy Supply Company, LLC, and the Banks Named therein and Citibank, N.A.	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 10.4
95

10.5

Intercreditor Agreement, dated as of February 21, 2003, among Citibank, N.A., The Bank of Nova Scotia, Law Debenture Trust Company of New York, Allegheny Energy, Inc., and Allegheny Energy Supply Company, LLC

Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 10.5
10.6	$270,122,947 Credit Agreement, dated as of February 21, 2003, among Allegheny Energy Supply Company, LLC, and the Financial Institutions named therein and The Bank of Nova Scotia	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 10.6
10.7	Waiver, Assumption and Supplemental Agreement, dated as of February 21, 2003, among Allegheny Energy Supply Company, LLC, and Law Debenture Trust Company of New York	Form 8-K of the Company (333-72498), filed August 1, 2003, exh. 10.7
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
96

EXHIBIT INDEX (Rule 601(a)) Monongahela Power Company
	Documents	Incorporation by Reference
10.1

$305,000,000 Credit Agreement, dated as of February 21, 2003, among Allegheny Energy, Inc., Monongahela Power Company, and West Penn Power Company, and The Initial Lenders and Initial Issuing Bank named therein and Citibank, N.A.

Form 8-K of the Company (1-5164), filed August 1, 2003, exh. 10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97

EXHIBIT INDEX (Rule 601(a)) The Potomac Edison Company
	Documents	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
98

EXHIBIT INDEX (Rule 601(a)) West Penn Power Company
	Documents	Incorporation by Reference
10.1

$305,000,000 Credit Agreement, dated as of February 21, 2003, among Allegheny Energy, Inc., Monongahela Power Company, and West Penn Power Company, and The Initial Lenders and Initial Issuing Bank named therein and Citibank, N.A.

Form 8-K of the Company (1-255-2), filed August 1, 2003, exh. 10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99

EXHIBIT INDEX (Rule 601(a)) Allegheny Generating Company
	Documents	Incorporation by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
100

(b) Reports on Form 8-K
(1) The following companies filed or furnished reports on Form 8-K during the first quarter of 2003:
(i)	AE, Inc. on February 25, 2003, Items 7 and 9, arranging new and restructured credit facilities totaling $2.4 billion to improve financial stability;
(ii)	AE, Inc. on March 7, 2003, Items 7 and 9, attaching Press Release regarding announcement of decision of CEO to retire;
(iii)	AE, Inc. on March 7, 2003, Items 7 and 9, attaching Press Release regarding Adjournment of Special Meeting of Stockholders;
(iv)	AE, Inc. on March 10, 2003, Items 7 and 9, attaching Press Release regarding Postponement of 2003 Annual Meeting of Stockholders;
(v)	AE, Inc. on March 17, 2003, Items 7 and 9, attaching Press Release regarding Stockholder Approval of Charter Amendment;
(2) The following companies filed or furnished reports on Form 8-K after the first quarter of 2003:
(i)	AE, Inc. on April 16, 2003, Items 7 and 9, attaching Press Release regarding Appointment by the Board of Directors of Interim President and CEO and Lead Director;
(ii)	AE, Inc. on May 15, 2003, Items 7 and 9, attaching Press Release regarding announcement of executive leadership change;
(iii)	AE, Inc. on May 23, 2003, Items 7 and 9, attaching Press Release regarding announcement of executive leadership change;
(iv)	AE, Inc. on June 11, 2003, Items 7 and 9, attaching Press Release regarding announcement of election by the Board of Directors of Chairman, President, and CEO;
(v)	AE, Inc. on June 11, 2003, Items 7 and 9, attaching Press Release announcing renegotiation of terms and conditions of its energy supply contract with CDWR;
(vi)	AE, Inc. on June 24, 3003, Items 7 and 9, attaching Press Release announcing that its common equity ratio has fallen below the level required under certain key SEC authorizations;
(vii)	AE, Inc. on July 7, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of Senior Vice President and Chief Financial Officer;
(viii)

AE, Inc. on July 17, 2003, Items 5 and 7, issued notice announcing its intention to issue and sell, through Allegheny Capital Trust I, a special purpose finance subsidiary of AYE, Mandatorily Convertible Trust Preferred Securities;

(ix)	AE, Inc. on July 23, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of Vice President and General Counsel;
(x)	AE, Inc. on July 25, 2003, Items 7 and 9, announcing that it has completed a private placement of $300.0 million of convertible trust preferred securities;
101

(xi)	AE, Inc. on July 30, 2003, Items 7 and 9, announcing that its ATFC has signed a definitive agreement to sell its energy supply contract with the CDWR;
(xii)	AE, Inc. on August 1, 2003, Items 5 and 7, attaching financing documents;
(xiii)	AE Supply on August 1, 2003, Items 5 and 7, attaching financing documents;
(xiv)	Monongahela on August 1, 2003, Items 5 and 7, attaching financing documents;
(xv)	West Penn on August 1, 2003, Items 5 and 7, attaching financing documents; and
(xvi)	AE, Inc. on August 19, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of President of Allegheny Power.
(xvii)	AE, Inc., on September 26, 2003, Items 7 and 9, attaching Press Release regarding announcement of its full year 2002 financial results;
(xviii)	AE, Inc., on September 26, 2003, Items 7 and 9, attaching prepared remarks for the Company's analyst call and accompanying slide presentation;
(xix)

AE, Inc., on October 3, 2003, Items 7 and 9, attaching Press Release announcing Philip L. Goulding Vice President Strategic Planning of Allegheny Energy, Inc and Chief Commercial Officer of Allegheny Energy Supply Company;

(xx)

AE, Inc., on October 14, 2003, Items 7 and 9, attaching Press Release announcing certain changes in, and nominations for, AE, Inc.'s Board of Directors and the filing of AE, Inc.'s proxy statement for the annual meeting to be held on November 14, 2003; and

(xxi)	AE, Inc., on October 24, 2003, Items 7 and 9, attaching presentation to be made by AE, Inc. at the 38th Edison Electric Institute Conference in Orlando, Florida on October 26-29, 2003.
102

Signature Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: December 19, 2003	By: /s/ JEFFREY D. SERKES Jeffrey D. Serkes Senior Vice President and Chief Financial Officer
103