Form 10-Q
period 2003-06-30
WEST PENN POWER CO
filed 2003-12-19
CIK 105839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Allegheny Energy, Inc.	Yes [ X ]	No [ ]
Allegheny Energy Supply Company, LLC	Yes [ ]	No [ X ]
Monongahela Power Company	Yes [ ]	No [ X ]
The Potomac Edison Company	Yes [ ]	No [ X ]
West Penn Power Company	Yes [ ]	No [ X ]
Allegheny Generating Company	Yes [ ]	No [ X ]

Number of shares outstanding of each class of common stock as of November 30, 2003:
Allegheny Energy, Inc	126,975,551 ($1.25 par value)
Allegheny Energy Supply Company, LLC	(a)
Monongahela Power Company	5,891,000 ($50 par value)
The Potomac Edison Company	22,385,000 ($0.01 par value)
West Penn Power Company	24,361,586 (no par value)
Allegheny Generating Company	1,000 ($1.00 par value)
(a) The registrant is a limited liability company, the interests in which are not represented by shares.
2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements (Unaudited)
Allegheny Energy, Inc.:
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	7
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	8
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	9

Allegheny Energy Supply Company, LLC:
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	11
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	12
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	13

Monongahela Power Company:
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	15
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	16
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	17

The Potomac Edison Company:
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	19
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	20
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	21

West Penn Power Company:
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	23
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	24
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	25

Allegheny Generating Company:
Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	27
Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	28
Balance Sheets as of June 30, 2003 and December 31, 2002	29

Combined Notes to the Consolidated Financial Statements	31
3

GLOSSARY
I.	The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of Allegheny Energy, Inc., also a holding company
AGC	Allegheny Generating Company, an unregulated generation unit of Allegheny Energy, Inc.
Allegheny	Allegheny Energy, Inc., together with its consolidated subsidiaries
Allegheny Ventures	Allegheny Ventures, Inc., a non-utility, unregulated subsidiary of Allegheny Energy, Inc.
Alliance Energy Services	Alliance Energy Services, LLC, a former indirect subsidiary of Allegheny Ventures, Inc.
Distribution Companies	Collectively, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company. The Distribution Companies do business as "Allegheny Power"
Fellon-McCord	Fellon-McCord & Associates, Inc., a former subsidiary of Allegheny Ventures, Inc.
Monongahela	Monongahela Power Company, a regulated subsidiary of Allegheny Energy, Inc.
Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela Power Company
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of Allegheny Energy, Inc.
West Penn	West Penn Power Company, a regulated subsidiary of Allegheny Energy, Inc.

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny's business and operations:

ARO	Asset retirement obligation
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
6

PART I. FINANCIAL INFORMATION ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ALLEGHENY ENERGY, INC.
Consolidated Statements of Operations
	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
(In thousands, except number of shares and per share data)	2003	2002 Restated	2003	2002 Restated

Total operating revenues	$ 359,214	$784,591	$1,074,905	$1,789,698

Cost of revenues:
Fuel consumed for electric generation	134,054	126,673	292,826	270,171
Purchased energy and transmission	81,527	100,799	167,795	190,438
Natural gas purchases	25,545	129,104	121,504	303,527
Deferred energy costs, net	(6,965)	(961)	(20,624)	14,583
Other	8,413	13,585	20,186	39,980
Total cost of revenues	242,574	369,200	581,687	818,699
Net revenues	116,640	415,391	493,218	970,999

Other operating expenses:
Operation expense	275,454	255,756	576,182	495,380
Depreciation and amortization	79,474	76,496	157,085	155,867
Taxes other than income taxes	50,735	55,405	111,362	116,189
Total other operating expenses	405,663	387,657	844,629	767,436
Operating (loss) income	(289,023)	27,734	(351,411)	203,563

Other income and (expenses), net (Note 11)	1,353	(3,966)	81,613	7,023

Interest charges and preferred dividends:
Interest on debt and other	122,471	78,187	223,648	147,993
Allowance for borrowed funds used during construction and interest capitalized	(7,809)	(1,638)	(13,421)	(5,875)
Dividends on preferred stock of subsidiaries	1,260	1,259	2,519	2,518
Total interest charges and preferred dividends	115,922	77,808	212,746	144,636
Consolidated (loss) income before income taxes, minority interest, and cumulative effect of accounting change	(403,592)	(54,040)	(482,544)	65,950

Federal and state income tax (benefit) expense	(167,378)	(19,565)	(205,396)	23,320

Minority interest	(4,695)	(1,014)	(7,585)	16

Consolidated (loss) income before cumulative effect of accounting change	(231,519)	(33,461)	(269,563)	42,614
Cumulative effect of accounting change, net of tax of $12,974 and $79,596, respectively	---	---	(20,765)	(130,514)
Consolidated net loss	$(231,519)	$(33,461)	$ (290,328)	$ (87,900)

Average basic and diluted common shares outstanding	126,883,664	125,436,520	126,719,304	125,343,220

Basic and diluted earnings per share:
Consolidated (loss) income before cumulative effect of accounting change	$ (1.82)	$ (.27)	$ (2.13)	$ .34
Cumulative effect of accounting change, net	---	---	(.16)	(1.04)
Consolidated net loss	$ (1.82)	$ (.27)	$ (2.29)	$ (.70)

See accompanying Combined Notes to Consolidated Financial Statements.
7

ALLEGHENY ENERGY, INC. Consolidated Statements of Cash Flows
	Unaudited Six Months Ended June 30
(In thousands)	2003	2002 Restated

Cash flows from operations:
Consolidated net loss	$ (290,328)	$ (87,900)
Cumulative effect of accounting change, net	20,765	130,514
Consolidated (loss) income before cumulative effect of accounting change	(269,563)	42,614
Reapplication of SFAS No. 71	(75,824)	---
Depreciation and amortization	157,085	155,867
Amortization of adverse purchase power commitments	(9,533)	(11,563)
Loss (gain) on disposal of assets, net	30,917	(14,897)
Minority interest	(7,585)	16
Deferred investment credit and income taxes, net	(142,499)	54,480
Deferred energy costs, net	(20,624)	14,583
Unrealized losses (gains) on commodity contracts, net	380,710	(123,085)
Impairment of generating assets	---	31,190
Changes in certain assets and liabilities:
Accounts receivable, net	39,809	6,988
Materials and supplies	(31,351)	(22,679)
Prepaid taxes	(9,721)	(5,219)
Taxes receivable/payable, net	96,709	46,753
Accounts payable	(29,761)	(2,250)
Benefit Plans' investments	9,916	13,834
Accrued payroll	(18,397)	(31,362)
Interest accrued	4,672	10,898
Purchased options	11,689	(9,595)
Contract termination costs	(47,706)	---
Other, net	(7,690)	10,662
	61,253	167,235

Cash flows (used in) investing:
Acquisition of electric generating facility	(318,435)	---
Construction expenditures	(140,539)	(188,480)
Proceeds from sale of businesses and assets	46,168	15,902
	(412,806)	(172,578)

Cash flows from financing:
Proceeds from credit facilities, notes and bonds	1,931,507	728,378
Restricted funds on deposit with trustee	(15,467)	1,606
Payments on credit facilities, notes and bonds	(270,928)	(245,970)
Cash dividends paid on common stock	---	(97,634)
Short-term debt, net	(1,122,181)	(335,228)
	522,931	51,152

Net change in cash and temporary cash investments	171,378	45,809
Cash and temporary investments at January 1	204,231	37,980
Cash and temporary investments at June 30	$ 375,609	$ 83,789

See accompanying Combined Notes to Consolidated Financial Statements.
8

ALLEGHENY ENERGY, INC. Consolidated Balance Sheets
	Unaudited
(In thousands)	June 30 2003	December 31 2002
ASSETS
Current assets:
Cash and temporary cash investments	$ 375,609	$ 204,231
Accounts receivable:
Billed:
Customer	310,831	316,260
Energy trading and other	98,159	93,700
Unbilled	118,658	166,055
Allowance for uncollectible accounts	(42,327)	(29,645)
Materials and supplies (at average cost):
Operating and construction	110,386	111,267
Fuel	105,006	74,768
Taxes receivable	50,739	185,691
Deferred income taxes	56,625	46,102
Commodity contracts	113,169	156,313
Prepaid taxes	59,678	49,957
Assets held for sale	8,000	9,259
Restricted funds	22,818	2,351
Other, including current portion of regulatory assets	123,659	77,563
	1,511,010	1,463,872
Property, plant, and equipment:
In service, at original cost	11,233,210	10,976,166
Construction work in progress	497,894	380,959
	11,731,104	11,357,125
Accumulated depreciation	(4,612,315)	(4,474,551)
	7,118,789	6,882,574
Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	367,287	367,287
Benefit plans' investments	24,265	47,309
Unregulated investments	54,356	56,393
Intangible assets	38,648	38,648
Other	35,756	22,685
	520,312	532,322
Deferred charges:
Commodity contracts	637,121	1,055,160
Regulatory assets	569,495	558,811
Other	141,480	107,540
	1,348,096	1,721,511

Total assets	$10,498,207	$10,600,279
See accompanying Combined Notes to Consolidated Financial Statements.
9

ALLEGHENY ENERGY, INC. Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	June 30 2003	December 31 2002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 9,785	$ 1,131,966
Long-term debt due within one year	542,250	257,200
Debentures, notes, and bonds reclassified to current	5,084,746	3,662,201
Accounts payable	314,378	380,019
Taxes accrued - other	58,807	97,049
Adverse power purchase commitments	18,552	19,064
Commodity contracts	154,360	191,186
Interest accrued	67,283	62,611
Other, including current portion of regulatory liabilities	126,725	189,537
	6,376,886	5,990,833

Long-term debt	115,954	115,944

Deferred credits and other liabilities:
Commodity contracts	578,328	590,546
Unamortized investment credit	93,004	96,183
Deferred income taxes	947,739	1,079,151
Obligation under capital leases	37,242	39,054
Regulatory liabilities	53,322	111,967
Adverse power purchase commitments	227,126	236,147
Other	338,632	313,106
	2,275,393	2,466,154

Minority interest	12,889	21,841

Preferred stock of subsidiary	74,000	74,000

Stockholders' equity:
Common stock	158,761	158,261
Other paid-in capital	1,448,302	1,446,180
Retained earnings	67,561	357,889
Treasury stock	(1,179)	(411)
Accumulated other comprehensive loss	(30,360)	(30,412)
	1,643,085	1,931,507

Commitments and contingencies (Note 15)

Total liabilities and stockholders' equity	$10,498,207	$10,600,279
See accompanying Combined Notes to Consolidated Financial Statements.
10

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES Consolidated Statements of Operations
	Unaudited		Unaudited
	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2003	2002 Restated	2003	2002 Restated

Total operating revenues	$ (30,173)	$264,225	$ 180,999	$688,303

Cost of revenues:
Fuel consumed for electric generation	102,853	98,495	224,567	211,444
Purchased energy and transmission	25,411	42,580	61,255	98,535
Natural gas purchases	---	---	---	---
Total cost of revenues	128,264	141,075	285,822	309,979
Net revenues	(158,437)	123,150	(104,823)	378,324

Other operating expenses:
Operation expense	130,955	123,900	290,624	223,460
Depreciation and amortization	31,316	29,504	61,603	61,744
Taxes other than income taxes	15,617	18,435	29,738	35,273
Total other operating expenses	177,888	171,839	381,965	320,477
Operating (loss) income	(336,325)	(48,689)	(486,788)	57,847

Other income and (expenses), net (Note 11)	(100)	1,166	(416)	(1,193)

Interest charges:
Interest on debt and other	79,840	42,080	140,450	75,310
Interest capitalized	(7,527)	(848)	(12,625)	(4,023)
Total interest charges	72,313	41,232	127,825	71,287
Consolidated loss before income taxes, minority interest, and cumulative effect of accounting change	(408,738)	(88,755)	(615,029)	(14,633)

Federal and state income tax (benefit) expense	(171,951)	(34,421)	(251,950)	(7,461)

Minority interest	1,075	1,043	2,188	2,055

Consolidated loss before cumulative effect of accounting change	(237,862)	(55,377)	(365,267)	(9,227)
Cumulative effect of accounting change, net of tax of $12,131	---	---	(19,533)	---
Consolidated net loss	$(237,862)	$(55,377)	$(384,800)	$ (9,227)

See accompanying Combined Notes to Consolidated Financial Statements.
11

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Unaudited Six Months Ended June 30
(In thousands)	2003	2002 Restated

Cash flows (used in) operations:
Consolidated net loss	$ (384,800)	$ (9,227)
Cumulative effect of accounting change, net	19,533	---
Consolidated loss before cumulative effect of accounting change	(365,267)	(9,227)
Depreciation and amortization	61,603	61,744
Minority interest in AGC	2,188	2,055
Deferred investment credit and income taxes, net	(124,701)	66,458
Unrealized losses (gains) on commodity contracts, net	368,341	(128,106)
Loss on disposal of assets	32,802	---
Impairment of generation assets	---	31,190
Changes in certain assets and liabilities:
Accounts receivable, net	(14,600)	(14,444)
Affiliated accounts receivable/payable, net	(54,747)	44,636
Materials and supplies	(15,524)	(24,139)
Prepaid taxes	5,693	3,375
Taxes receivable/payable, net	(1,618)	9,098
Accounts payable	(48,760)	(3,832)
Accrued payroll	(4)	(32,696)
Interest accrued	5,043	10,175
Purchased options	11,689	(9,595)
Contract termination costs	(47,706)	---
Other, net	(17,759)	(7,756)
	(203,327)	(1,064)

Cash flows (used in) investing:
Acquisition of electric generating facility	(318,435)	---
Construction expenditures	(58,592)	(98,502)
Proceeds from sale of assets	45,835	---
	(331,192)	(98,502)

Cash flows from financing:
Notes payable to parent and affiliates	---	(43,050)
Proceeds from credit facilities	1,621,603	644,618
Payments on credit facilities, notes and bonds	(197,264)	(138,440)
Restricted funds on deposit with trustee	(13,976)	---
Short-term debt, net	(796,966)	(355,345)
Return of member's capital contribution	(12,674)	---
Parent company contribution	1,552	450
	602,275	108,233

Net change in cash and temporary cash investments	67,756	8,667
Cash and temporary investments at January 1	58,862	20,909
Cash and temporary investments at June 30	$ 126,618	$ 29,576
See accompanying Combined Notes to Consolidated Financial Statements.
12

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES Consolidated Balance Sheets
	Unaudited
(In thousands)	June 30 2003	December 31 2002

ASSETS
Current assets:
Cash and temporary cash investments	$ 126,618	$ 58,862
Accounts receivable:
Billed:
Customer	50,605	86,842
Energy trading and other	69,194	19,943
Allowance for uncollectible accounts	---	(1,411)
Accounts receivable due from affiliates, net	6,725	---
Materials and supplies (at average cost):
Operating and construction	54,200	55,849
Fuel	59,648	44,469
Taxes receivable	67,203	69,701
Deferred income taxes	31,890	25,981
Prepaid taxes	12,158	17,851
Prepaid trades	41,180	2,927
Commodity contracts	121,853	156,704
Restricted funds	18,976	---
Assets held for sale	8,000	9,259
Other	11,913	20,024
	680,163	567,001

Property, plant, and equipment:
In service, at original cost	5,371,427	5,237,353
Construction work in progress	409,957	245,038
	5,781,384	5,482,391
Accumulated depreciation	(2,127,768)	(2,069,425)
	3,653,616	3,412,966

Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	367,287	367,287
Unregulated investments	27,585	28,850
Other	13,476	7,857
	408,348	403,994

Deferred charges:
Commodity contracts	639,273	1,055,160
Other	89,416	66,165
	728,689	1,121,325

Total assets	$5,470,816	$5,505,286
See accompanying Combined Notes to Consolidated Financial Statements.
13

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES Consolidated Balance Sheets (Continued)
	Unaudited
(In thousands)	June 30 2003	December 31 2002

LIABILITIES AND MEMBERS' EQUITY:
Current liabilities:
Short-term debt	$ ---	$ 796,966
Long-term debt due within one year	300,000	114,350
Debentures, notes and bonds reclassified to current	3,028,197	1,747,785
Accounts payable	171,762	231,960
Accounts payable to affiliates, net	---	48,022
Taxes accrued	19,699	23,815
Commodity contracts	154,360	191,186
Interest accrued	37,608	32,565
Other	33,827	68,838
	3,745,453	3,255,487

Long-term debt	91,731	91,719

Deferred credits and other liabilities:
Commodity contracts	578,328	592,471
Unamortized investment credit	60,572	61,710
Deferred income taxes	227,309	356,473
Other	82,884	67,545
	949,093	1,078,199

Minority interest	32,123	31,543

Members' equity	652,416	1,048,338

Commitments and contingencies (Note 15)

Total liabilities and members' equity	$5,470,816	$5,505,286
See accompanying Combined Notes to Consolidated Financial Statements.
14

MONONGAHELA POWER COMPANY AND SUBSIDIARIES Consolidated Statements of Operations
	Unaudited	Unaudited
	Three Months Ended June 30	Six Months Ended June 30
(In thousands)	2003	2002 Restated	2003	2002 Restated

Total operating revenues	$198,220	$196,358	$515,067	$ 462,195

Cost of revenues:
Fuel consumed for electric generation	31,202	28,178	68,260	58,728
Purchased energy and transmission	45,688	40,744	93,498	81,261
Natural gas purchases	25,541	18,087	121,500	73,941
Deferred energy costs, net	(7,372)	270	(22,942)	12,227
Total cost of revenues	95,059	87,279	260,316	226,157
Net revenues	103,161	109,079	254,751	236,038

Other operating expenses:
Operation expense	74,198	60,601	144,936	123,851
Depreciation and amortization	18,584	18,673	35,414	37,334
Taxes other than income taxes	12,405	15,936	30,532	32,284
Total other operating expenses	105,187	95,210	210,882	193,469
Operating (loss) income	(2,026)	13,869	43,869	42,569

Other income and (expenses), net (Note 11)	1,916	2,246	65,866	4,744

Interest charges:
Interest on debt and other	14,314	13,275	27,330	26,566
Allowance for borrowed funds used during construction and interest capitalized	(157)	(845)	(629)	(1,656)
Total interest charges	14,157	12,430	26,701	24,910
Consolidated (loss) income before income taxes and cumulative effect of accounting change	(14,267)	3,685	83,034	22,403

Federal and state income tax (benefit) expense	(6,950)	931	20,296	9,341

Consolidated (loss) income before cumulative effect of accounting change	(7,317)	2,754	62,738	13,062
Cumulative effect of accounting change, net of tax of $314 and $79,596, respectively	---	---	(456)	(115,437)
Consolidated net (loss) income	$ (7,317)	$ 2,754	$ 62,282	$(102,375)
See accompanying Combined Notes to Consolidated Financial Statements.
15

MONONGAHELA POWER COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows
	Unaudited Six Months Ended June 30
(In thousands)	2003	2002 Restated

Cash flows from operations:
Consolidated net income (loss)	$ 62,282	$(102,375)
Cumulative effect of accounting change, net	456	115,437
Consolidated income before extraordinary change	62,738	13,062
Reapplication of SFAS No. 71	(61,724)	---
Depreciation and amortization	35,414	37,334
Gain on disposal	---	(1,859)
Deferred investment credit and income taxes, net	28,713	(8,152)
Deferred energy costs, net	(22,942)	12,227
Changes in certain assets and liabilities:
Accounts receivable, net	19,090	16,036
Materials and supplies	(15,074)	2,956
Prepaid taxes	7,647	8,721
Taxes receivable/payable, net	18,405	10,821
Accounts payable	(9,359)	3,345
Accounts payable to affiliates, net	37,895	(15,299)
Interest accrued	194	343
Other, net	3,718	6,657
	104,715	86,192

Cash flows (used in) investing:
Construction expenditures (less allowance for other than borrowed funds used during construction)	(36,313)	(39,196)
Proceeds from sale of land	---	3,118
	(36,313)	(36,078)

Cash flows (used in) financing:
Retirement of debentures, notes, and bonds	(16,258)	(1,760)
Short-term debt, net	9,785	(14,350)
Notes receivable from affiliates	8,500	3,150
Dividends paid:
Preferred stock	(2,519)	(2,519)
Common stock	(16,377)	(16,965)
	(16,869)	(32,444)

Net change in cash and temporary cash investments	51,533	17,670
Cash and temporary investments at January 1	55,163	4,439
Cash and temporary investments at June 30	$106,696	$ 22,109
See accompanying Combined Notes to Consolidated Financial Statements.
16

MONONGAHELA POWER COMPANY AND SUBSIDIARIES Consolidated Balance Sheets

	Unaudited
(In thousands)	June 30 2003	December 31 2002

ASSETS
Current assets:
Cash and temporary cash investments	$ 106,696	$ 55,163
Accounts receivable:
Billed:
Customer	73,389	68,261
Other	6,569	4,549
Unbilled	32,598	51,137
Allowance for uncollectible accounts	(12,577)	(4,878)
Notes receivable due from affiliates	---	8,503
Materials and supplies (at average cost):
Operating and construction	18,444	18,428
Fuel, including stored gas	45,358	30,300
Deferred energy costs - current	17,597	---
Taxes receivable	---	33,018
Prepaid taxes	15,945	23,592
Other, including current portion of regulatory assets	13,648	14,740
	317,667	302,813

Property, plant, and equipment:
In service, at original cost	2,560,271	2,493,002
Construction work in progress	35,543	75,678
	2,595,814	2,568,680
Accumulated depreciation	(1,221,647)	(1,197,134)
	1,374,167	1,371,546

Investments and other assets:
Investment in Allegheny Generating Company	32,113	31,533
Other	8,183	6,275
	40,296	37,808

Deferred charges:
Regulatory assets	113,264	90,496
Unamortized loss on reacquired debt	16,430	11,347
Other	7,941	7,106
	137,635	108,949

Total assets	$1,869,765	$1,821,116
See accompanying Combined Notes to Consolidated Financial Statements.
17

MONONGAHELA POWER COMPANY AND SUBSIDIARIES Consolidated Balance Sheets (Continued)
	Unaudited
(In thousands)	June 30 2003	December 31 2002

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
Short-term debt	$ 9,785	$ ---
Debentures, notes, and bonds reclassified to current	690,253	690,127
Long-term debt due within one year	46,819	65,923
Accounts payable	54,406	63,765
Accounts payable to affiliates, net	59,535	21,472
Taxes accrued - other	27,186	41,799
Deferred energy costs	---	5,452
Interest accrued	13,082	13,385
Other	17,998	17,564
	919,064	919,487

Long-term debt	28,476	28,477

Deferred credits and other liabilities:
Unamortized investment credit	5,812	6,886
Non-current income taxes payable	41,067	41,067
Deferred income taxes	217,832	177,116
Obligations under capital leases	14,328	14,318
Regulatory liabilities	4,266	50,039
Notes payable to affiliates	15,361	15,529
Other	25,235	16,607
	323,901	321,562

Preferred stock	74,000	74,000

Stockholder's equity:
Common stock	294,550	294,550
Other paid-in capital	110,118	106,770
Retained earnings	119,656	76,270
	524,324	477,590
Commitments and contingencies (Note 15)

Total liabilities and stockholder's equity	$1,869,765	$1,821,116

See accompanying Combined Notes to Consolidated Financial Statements.
18

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES Consolidated Statements of Operations
	Unaudited	Unaudited
	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2003	2002 Restated	2003	2002 Restated

Total operating revenues	$207,640	$200,797	$461,765	$422,078

Cost of revenues:
Purchased energy and transmission	147,625	136,417	326,981	290,558
Deferred energy costs, net	407	(1,230)	2,317	2,357
Total cost of revenues	148,032	135,187	329,298	292,915
Net revenues	59,608	65,610	132,467	129,163

Other operating expenses:
Operation expense	29,842	25,307	58,571	51,756
Depreciation and amortization	9,319	9,333	18,955	17,658
Taxes other than income taxes	7,301	8,946	15,821	17,960
Total other operating expenses	46,462	43,586	93,347	87,374
Operating income	13,146	22,024	39,120	41,789

Other income and (expenses), net (Note 11)	1,150	1,306	18,766	638

Interest charges:
Interest on debt and other	7,854	7,977	15,737	16,333
Allowance for borrowed funds used during construction	(72)	93	(117)	49
Total interest charges	7,782	8,070	15,620	16,382

Consolidated income before income taxes and cumulative effect of accounting change	6,514	15,260	42,266	26,045

Federal and state income tax expense	463	5,204	12,623	8,392

Consolidated income before cumulative effect of accounting change	6,051	10,056	29,643	17,653

Cumulative effect of accounting change, net of tax of $50	---	---	(79)	---

Consolidated net income	$ 6,051	$ 10,056	$ 29,564	$ 17,653
See accompanying Combined Notes to Consolidated Financial Statements.
19

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows
	Unaudited Six Months Ended June 30
(In thousands)	2003	2002 Restated

Cash flows from operations:
Consolidated net income	$29,564	$17,653
Cumulative effect of accounting change, net	79	---
Consolidated income before extraordinary change	29,643	17,653
Depreciation and amortization	18,955	17,658
Deferred energy costs, net	2,317	2,357
Reapplication of SFAS No. 71	(14,100)	---
Gain on disposal of assets	(1,885)	---
Deferred investment credit and income taxes, net	7,169	993
Changes in certain assets and liabilities:
Accounts receivable, net	(2,515)	(1,277)
Materials and supplies	(89)	(1,049)
Taxes receivables/payable, net	21,542	10,653
Prepaid taxes	1,696	3,961
Accounts payable	4,158	4,397
Accounts payable to affiliates, net	5,394	(19,259)
Other, net	(6,448)	3,194
	65,837	39,281

Cash flows (used in) investing:
Construction expenditures	(23,286)	(23,205)
Proceeds from sale of businesses and assets	1,087	---
	(22,199)	(23,205)

Cash flows (used in) financing:
Short-term debt, net	---	(3,647)
Notes payable to affiliates	(8,500)	650
Dividends on common stock to parent	(16,790)	(12,537)
	(25,290)	(15,534)

Net change in cash and temporary cash investments	18,348	542
Cash and temporary investments at January 1	3,169	1,608
Cash and temporary investments at June 30	$21,517	$ 2,150
See accompanying Combined Notes to Consolidated Financial Statements.
20

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES Consolidated Balance Sheets
	Unaudited
(In thousands)	June 30 2003	December 31 2002
ASSETS
Current assets:
Cash and temporary cash investments	$ 21,517	$ 3,169
Accounts receivable:
Billed:
Customer	81,893	62,033
Other	5,732	4,759
Unbilled	29,978	46,171
Allowance for uncollectible accounts	(5,604)	(3,479)
Notes receivable due within one year	1,179	---
Materials and supplies (at average cost)	13,560	13,471
Taxes receivable	---	31,734
Deferred income taxes	3,521	3,022
Prepaid taxes	6,666	8,362
Other	3,912	1,291
	162,354	170,533
Property, plant, and equipment:
In service, at original cost	1,487,618	1,472,006
Construction work in progress	17,192	10,124
	1,504,810	1,482,130
Accumulated depreciation	(584,561)	(566,796)
	920,249	915,334

Investments and other assets	7,513	4,380

Deferred charges:
Regulatory assets	53,601	53,632
Unamortized loss on reacquired debt	10,555	10,955
Other	7,868	6,846
	72,024	71,433

Total assets	$1,162,140	$1,161,680
See accompanying Combined Notes to Consolidated Financial Statements.
21

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES Consolidated Balance Sheets (Continued)
	Unaudited
(In thousands)	June 30 2003	December 31 2002
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Notes and bonds reclassified to current	$ 416,140	$ 416,026
Notes payable to affiliates	---	8,500
Accounts payable	22,610	18,452
Accounts payable to affiliates, net	46,193	40,799
Taxes accrued:
Federal and state income	59	919
Other	5,326	14,658
Deferred energy costs	2,229	2,229
Interest accrued	5,009	5,009
Other	13,499	11,758
	511,065	518,350

Deferred credits and other liabilities:
Unamortized investment credit	8,092	8,585
Noncurrent income taxes payable	45,244	45,244
Deferred income taxes	164,148	155,726
Obligations under capital leases	9,817	10,287
Regulatory liabilities	9,613	21,740
Other	5,324	5,686
	242,238	247,268

Stockholder's equity:
Common stock	224	224
Other paid-in capital	221,145	221,144
Retained earnings	187,468	174,694
	408,837	396,062

Commitments and contingencies (Note 15)

Total liabilities and stockholder's equity	$1,162,140	$1,161,680
See accompanying Combined Notes to Consolidated Financial Statements.
22

WEST PENN POWER COMPANY AND SUBSIDIARIES Consolidated Statements of Operations
	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
(In thousands)	2003	Restated 2002	2003	Restated 2002

Total operating revenues	$269,484	$271,073	$565,530	$561,928

Cost of revenues:
Purchased energy and transmission	160,868	160,541	336,740	333,267
Net revenues	108,616	110,532	228,790	228,661

Other operating expenses:
Operation expense	40,175	40,763	81,187	87,212
Depreciation and amortization	19,495	18,181	39,725	37,091
Taxes other than income taxes	15,146	11,580	34,728	29,857
Total other operating expenses	74,816	70,524	155,640	154,160
Operating income	33,800	40,008	73,150	74,501

Other income and (expenses), net (Note 11)	1,504	1,369	2,138	16,163

Interest charges:
Interest on debt and other	10,111	12,123	20,617	24,335
Allowance for borrowed funds used during construction	(53)	(37)	(50)	(243)
Total interest charges	10,058	12,086	20,567	24,092

Consolidated income before income taxes and cumulative effect of accounting change	25,246	29,291	54,721	66,572

Federal and state income tax expense	8,767	11,257	17,454	22,204

Consolidated income before cumulative effect of accounting change	16,479	18,034	37,267	44,368

Cumulative effect of accounting change, net of tax of $474	---	---	(690)	---

Consolidated net income	$ 16,479	$ 18,034	$ 36,577	$ 44,368
See accompanying Combined Notes to Consolidated Financial Statements.
23

WEST PENN POWER COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows
	Unaudited Six Months Ended June 30
(In thousands)	2003	2002 Restated

Cash flows from operations:
Consolidated net income	$36,577	$ 44,368
Cumulative effect of accounting change, net	690	---
Consolidated income before extraordinary change	37,267	44,368
Depreciation and amortization	39,725	37,091
Amortization of adverse purchase power contract	(9,533)	(11,563)
Loss of disposal of assets	---	(13,037)
Deferred investment credit and income taxes, net	4,778	3,101
Changes to certain assets and liabilities:
Accounts receivable, net	12,756	(2,929)
Materials and supplies	(653)	(1,106)
Prepaid taxes	(24,829)	(21,298)
Taxes receivable/payable, net	2,406	8,064
Accounts payable	10,564	(3,306)
Accounts payable to affiliates, net	14,341	(6,655)
Other, net	(1,254)	6,602
	85,568	39,332

Cash flows (used in) investing:
Construction expenditures	(22,856)	(26,648)
Proceeds from sale of land	---	12,784
	(22,856)	(13,864)

Cash flows (used in) financing:
Payments of notes and bonds	(39,378)	(105,769)
Proceeds from long-term debt	---	79,690
Notes receivable from affiliates	---	4,750
Short-term debt, net	---	23,500
Dividends paid on common stock	(11,938)	(28,990)
	(51,316)	(26,819)

Net change in cash and temporary cash investments	11,396	(1,351)
Cash and temporary investments at January 1	37,737	6,257
Cash and temporary investments at June 30	$49,133	$ 4,906
See accompanying Combined Notes to Consolidated Financial Statements.
24

WEST PENN POWER COMPANY AND SUBSIDIARIES Consolidated Balance Sheets
	Unaudited
(In thousands)	June 30 2003	December 31 2002
ASSETS
Current assets:
Cash and temporary cash investments	$ 49,133	$ 37,737
Accounts receivable:
Billed:
Customer	83,128	79,964
Other	6,406	8,661
Unbilled	56,082	68,746
Allowance for uncollectible accounts	(15,406)	(14,405)
Materials and supplies (at average cost)	17,248	16,595
Taxes receivable	---	7,966
Deferred income taxes	10,691	13,986
Prepaid taxes	24,829	---
Regulatory assets	35,236	34,776
Other	6,822	5,328
	274,169	259,354
Property, plant, and equipment:
In service, at original cost	1,741,069	1,724,221
Construction work in progress	31,340	27,595
	1,772,409	1,751,816
Accumulated depreciation	(655,393)	(626,696)
	1,117,016	1,125,120

Investments and other assets	5,695	3,333

Deferred charges:
Regulatory assets	394,521	406,575
Unamortized loss on reacquired debt	3,713	3,988
Other	8,054	7,751
	406,288	418,314

Total assets	$1,803,168	$1,806,121
See accompanying Combined Notes to Consolidated Financial Statements.
25

WEST PENN POWER COMPANY AND SUBSIDIARIES Consolidated Balance Sheets (Continued)
	Unaudited
(In thousands)	June 30 2003	December 31 2002
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Long-term debt due within one year	$ 159,363	$ 75,996
Notes and bonds reclassified to current	387,551	510,229
Accounts payable	39,018	28,454
Accounts payable to affiliates, net	59,980	45,666
Taxes accrued:
Federal and state income	4,606	---
Other	6,362	16,528
Interest accrued	2,004	2,047
Adverse power purchase commitments	18,552	19,064
Other	13,947	16,458
	691,383	714,442

Deferred credits and other liabilities:
Unamortized investment credit	18,529	19,003
Noncurrent income taxes payable	24,017	24,017
Deferred income taxes	300,659	298,154
Obligations under capital leases	11,075	12,064
Regulatory liabilities	13,610	13,936
Adverse power purchase commitments	227,126	236,147
Other	11,105	7,333
	606,121	610,654
Stockholder's equity:
Common stock	65,842	65,842
Other paid-in capital	248,407	248,407
Retained earnings	191,415	166,776
	505,664	481,025

Commitments and contingencies (Note 15)

Total liabilities and stockholder's equity	$1,803,168	$1,806,121

See accompanying Combined Notes to Consolidated Financial Statements.
26

ALLEGHENY GENERATING COMPANY Statements of Operations
	Unaudited Three Months Ended June 30		Unaudited Six Months Ended June 30
(In thousands)	2003	Restated 2002	2003	Restated 2002

Affiliated operating revenues	$17,224	$16,640	$34,437	$31,526

Operating expenses:
Operation expense	1,233	966	2,711	2,437
Depreciation	4,250	4,247	8,536	8,494
Taxes other than income taxes	854	906	1,709	1,813
Total operating expenses	6,337	6,119	12,956	12,744
Operating income	10,887	10,521	21,481	18,782

Other income and (expenses), net (Note 11)	78	1	124	1

Interest on debt and other	3,572	2,897	7,184	5,750

Income before income taxes	7,393	7,625	14,421	13,033

Federal and state income tax expense	2,712	2,518	4,895	4,088

Net income	$ 4,681	$ 5,107	$ 9,526	$ 8,945
See accompanying Combined Notes to Financial Statements.
27

ALLEGHENY GENERATING COMPANY Statements of Cash Flows
	Unaudited Six Months Ended June 30
(In thousands)	2003	2002 Restated
Cash flows from operations:
Net income	$ 9,526	$ 8,945
Depreciation	8,536	8,494
Deferred investment credit and income tax, net	(3,113)	(3,792)
Changes in certain assets and liabilities:
Materials and supplies	(1)	46
Taxes receivable/payable, net	18,863	1,025
Accounts payable	6	1,178
Affiliated accounts receivable/payable, net	10,042	200
Interest accrued	213	---
Other, net	967	387
	45,039	16,483

Cash flows (used in) investing:
Construction expenditures	(1,930)	(892)

Cash flows (used in) financing:
Notes payable to parent	30,000	(8,550)
Short-term debt, net	(55,000)	---
Cash dividends paid on common stock	(7,000)	(7,000)
	(32,000)	(15,550)

Net change in cash and temporary cash investments	11,109	41
Cash and temporary investments at January 1	2,104	11
Cash and temporary investments at June 30	$13,213	$ 52
See accompanying Combined Notes to Financial Statements.
28

ALLEGHENY GENERATING COMPANY Balance Sheets
	Unaudited
(In thousands)	June 30 2003	December 31 2002
ASSETS
Current assets:
Cash and temporary cash investments	$ 13,213	$ 2,104
Accounts receivable from parents/affiliates, net	1,765	11,807
Materials and supplies (at average cost)	2,230	2,229
Taxes receivable affiliated/nonaffiliated	---	11,929
Other	107	363
	17,315	28,432
Property, plant, and equipment:
In service, at original cost	830,282	829,428
Construction work in progress	5,146	4,070
	835,428	833,498
Accumulated depreciation	(286,626)	(278,090)
	548,802	555,408
Deferred charges:
Regulatory assets	8,108	8,108
Unamortized loss on reacquired debt	5,068	5,368
Other	113	237
	13,289	13,713

Total assets	$579,406	$597,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ ---	$ 55,000
Long-term debt due within one year	50,000	50,000
Debentures reclassified as current	99,330	99,273
Taxes accrued	6,934	---
Other	3,686	3,238
	159,950	207,511

Long-term note payable to parent	30,000	---

Deferred credits and other liabilities:
Unamortized investment credit	40,573	41,233
Deferred income taxes	165,055	167,089
Regulatory liabilities	25,834	26,252
Taxes payable to affiliates - long-term	18,199	18,199
	249,661	252,773

Stockholders' equity:
Common stock	1	1
Other paid-in capital	132,669	132,669
Retained earnings	7,125	4,599
	139,795	137,269

Total liabilities and stockholders' equity	$579,406	$597,553
See accompanying Combined Notes to Financial Statements.
29

ALLEGHENY ENERGY, INC. Combined Notes to Consolidated Financial Statements June 30, 2003 (UNAUDITED)

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
30

ALLEGHENY ENERGY, INC. COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Allegheny Energy, Inc. (AE), together with its consolidated subsidiaries (Allegheny), should be read in conjunction with the Annual Report on the combined Form 10-K of Allegheny Energy, Inc.; Allegheny Energy Supply Company, LLC; Monongahela Power Company; The Potomac Edison Company; West Penn Power Company; and Allegheny Generating Company for the year ended December 31, 2002.

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

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the consolidated results of operations for the three and six months ended June 30, 2003, and 2002; cash flows for the six months ended June 30, 2003, and 2002; and financial position at June 30, 2003, and December 31, 2002. Because of the seasonal nature of Allegheny's utility operations at Monongahela, Potomac Edison, and West Penn, results for the six months ended June 30, 2003, are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For more information on the seasonal nature, see Part I, Item 1, Risk Factors, Other Risk Factors Associated with Our Business, in Allegheny's 2002 Annual Report on Form 10-K.

As discussed in the Quarterly Financial Information notes in the 2002 Annual Report on Form 10-K (See Note 24 for Allegheny, Note 21 for AE Supply and Monongahela, Note 16 for Potomac Edison, Note 14 for West Penn, and Note 11 for AGC), results of operations for the three and six months ended June 30, 2002, have been restated as a result of Allegheny's Comprehensive Financial Review (See Note 2 for Allegheny, AE Supply, Monongahela, Potomac Edison, and West Penn.) Accordingly, the statements of cash flows for the six months ended June 30, 2002, also have been restated.

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

Stock-Based Employee Compensation. Allegheny maintains a stock-based employee compensation plan, which is described in greater detail in Note 18, Stock-Based Compensation, to the consolidated financial statements of AE's 2002 Annual Report on Form 10-K. There were no option grants issued during the first quarter of 2003. During the second quarter of 2003, 1,500,000 stock options were deemed granted in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

31

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

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2003	Restated 2002	2003	Restated 2002
Consolidated net loss:
As reported	$(231.5)	$ (33.5)	$(290.3)	$ (87.9)
Pro forma	(231.7)	(33.7)	(291.4)	(89.7)
Loss per share (basic and diluted):
As reported	$ (1.82)	$ (.27)	$ (2.29)	$ (.70)
Pro forma	(1.82)	(.27)	(2.30)	(.72)
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

•

A $470.0 million credit facility, of which $420 million was committed and is outstanding and $50.0 million is no longer committed. The facility is secured by substantially all of AE Supply's assets. Borrowings under the facility bear interest at a LIBOR−based rate plus six percent or a designated money center bank's base rate plus a margin of five percent. This facility requires an amortization payment of $250.0 million in December 2003 and payment of the balance of $170.0 million in September 2004; and

•

A $270.1 million credit facility (the Springdale Credit Facility) associated with the financing of the construction of AE Supply's new generating facility in Springdale, Pennsylvania, and which is secured by a combination of that facility and substantially all of AE Supply's assets. Borrowings under the facility bear interest at a LIBOR−based rate plus a margin of six percent or a designated money center bank's base rate plus a margin of five percent on the portion secured by substantially all of AE Supply's assets. The interest rate margin applicable to the remainder of the borrowings under the facility is 10.5 percent. This facility requires amortization payments of $6.4 million in September 2004, and $32.2 million in December 2004, and matures in April 2005.

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

33

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

The interest rates payable by AE Supply under certain parts of the Borrowing Facilities are tied to AE Supply's credit ratings. Should AE Supply's credit ratings improve from its current ratings to certain specified higher ratings, the rate of interest AE Supply would be required to pay under the Refinanced Credit Facility and the Springdale Credit Facility could decrease by .5 percent to 1.0 percent for the secured portion of those credit facilities.

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
AE Supply also is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:
•

minimum earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreements, of $100.0 million by June 30, 2003, increasing to $304 million by December 31, 2003, to $430.0 million in increments for the 12 months ending each quarter through the first quarter of 2005;

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
•

100 percent of the net proceeds of debt issuances (excluding specified exemptions, including an exemption of up to $50 million for the Distribution Companies and refinancings meeting certain criteria);

•	100 percent of net proceeds from equity issuances;
•	50 percent of Allegheny's (excluding AE Supply and its subsidiaries) excess cash flow (as defined in the Borrowing Facilities); and
•	50 percent of AE Supply's excess cash flow (as defined in the Borrowing Facilities).
34

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
35

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

Allegheny is in the process of preparing its Quarterly Reports on Form 10-Q for the periods ended September 30, 2003, and September 30, 2002, and will file such reports as soon as they are available. Thereafter, Allegheny plans to file its subsequent public financial reports on a timely basis.

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

In July and August 2003, AE Supply contracted for the sale of the CDWR contract and related hedges to J. Aron & Company and for the termination of tolling agreements with Williams and LV Cogen. As of December 31, 2002, and June 30, 2003, the fair value of the CDWR contract and the related hedges plus the Williams and LV Cogen tolling agreements was $525.7 million and $158.1 million, respectively, resulting in an unrealized loss of $367.6 million. Note 3 of the 2002 Annual Report included on Form 10-K, for both AE and AE Supply, reported a fair value at December 31, 2002 of $554.5 million; however, primarily due to counterparty modifications, the fair value of the CDWR contract and the related hedges plus the Williams and LV Cogen tolling agreements as of December 31, 2002, has been revised to $525.7 million. This had no impact on other previously disclosed amounts.

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

The netting of gains and losses of trading revenues under EITF 02-3 with associated costs can result in negative net revenue amounts. For the three and six months ended June 30, 2003, AE Supply reported $303.4 million and $405.6 million in losses from wholesale operating revenues, which are a component of, and reported as, operating revenues in AE Supply's Consolidated Statements of Operations.

The net fair value of AE Supply's commodity contracts decreased by $399.8 million for the six months ended June 30, 2003, as a result of $368.4 million of unrealized losses recorded during the first six months of 2003 primarily due to changes in market conditions, $19.7 million due to the cumulative effect of an accounting change attributable to the adoption of EITF 02-3, and $11.7 million in option premium expirations during the first six months of 2003. There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will impact AE Supply's operating results.

NOTE 4: ASSETS HELD FOR SALE
AE Supply had the following assets held for sale at June 30, 2003, and December 31, 2002:
(In millions)	June 30 2003	December 31 2002
Turbine/Generator set from a cancelled project	$ 8.0	$ 9.3

In September 2002, AE Supply cancelled the planned construction of a 79 MW barge-mounted generation project. As a result of AE Supply's decision to sell the turbine/generator set that was acquired for this project, the investment in the turbine/generator set was classified as an asset held for sale and written down to its estimated fair value in the third quarter of 2002. The sale of the turbine/generator set was completed in August 2003.

In February 2003, a subsidiary of AE Supply entered into an agreement to sell its 83 MW share of the coal-fired Conemaugh Generating Station (Conemaugh) to UGI Development Company (UGI) for approximately $46.3 million. As a result, AE Supply has written down its investment in Conemaugh to approximately $45.8 million, which represents the agreed upon sales price less estimated costs to sell the asset. This write-down resulted in a loss of approximately $28.5 million, before income taxes, which was recorded in operation expense on the consolidated statements of operations for the three months ended March 31, 2003. In June 2003, the agreement was modified to include $5.0 million for contingent consideration, bringing the total purchase price to $51.3 million. The loss above does not include any amounts of contingent compensation. The sale of Conemaugh was completed in June 2003.

AE Supply's assets held for sale are included in Allegheny's generation and marketing segment.
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
There have been no changes in goodwill from the period December 31, 2002, to June 30, 2003.
41

The components of other intangible assets, excluding intangible assets of $38.6 million related to an additional minimum pension liability (see Note 17 of AE's 2002 Annual Report on Form 10-K), were as follows:

	June 30, 2003		December 31, 2002
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Included in Property, Plant, and Equipment on the consolidated balance sheets:
Land easements, amortizable	$ 97.0	$24.7	$ 97.0	$24.1
Land easements, unamortizable	31.6	---	31.6	---
Natural gas rights	6.6	3.7	6.6	3.5
Total	$135.2	$28.4	$135.2	$27.6

Amortization of intangible assets was $0.8 million and $21.0 million for the six months ended June 30, 2003, and 2002, respectively, and $0.4 million and $6.3 million for the three months ended June 30, 2003, and 2002, respectively. Amortization for 2003 does not include 2002 amortization of $20.2 million related to Alliance Energy Services, which was sold December 31, 2002. For the six months ended June 30, 2003, the $0.8 million of amortization was comprised primarily of approximately $0.4 million for Potomac Edison, and approximately $0.2 million, each, for both West Penn and Monongahela.

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

For the six months ended June 30, 2003, Allegheny did not have any instruments that were designated as a hedge for accounting purposes. AE Supply records commodity contracts related to energy trading that are derivative instruments at their fair value in accordance with SFAS No. 133. See Note 3, Energy Trading Activities.

NOTE 7: OTHER COMPREHENSIVE INCOME
Allegheny's comprehensive income, and the components of other comprehensive income, net of income taxes, for the three and six months ended June 30, 2003, and 2002 were as follows:
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002
Consolidated net loss	$(231.5)	$ (33.5)	$(290.3)	$ (87.9)
Other comprehensive (loss) income, Net of income taxes
Unrealized holding gains (losses) on available for sale securities, net of income taxes	---	(.1)	---	.1
Reclassification adjustment for (gains) losses included in net loss, net of income taxes	---	---	(.1)	.9
Net unrealized gains (losses) on available for sale securities	---	(.1)	(.1)	1.0

Unrealized gains (losses) on cash flow hedges, net of income taxes	---	(2.7)	---	25.7
Reclassification adjustment for (gains) losses included in net loss, net of income taxes	---	.9	---	(7.9)
Net unrealized gains (losses) on cash flow hedges	---	(1.8)	---	17.8
Total other comprehensive (loss) income	---	(1.9)	(.1)	18.8
Consolidated comprehensive loss	$(231.5)	$ (35.4)	$(290.4)	$ (69.1)

For the six months ended June 30, 2003, $0.1 million of net unrealized losses on available for sale securities relates to AE Supply. For the three months and six months ended June 30, 2002, $0.1 million of the net unrealized loss and $1.0 million of the net unrealized gain, respectively, on available for sale securities relates to AE. For the three months and six months ended June 30, 2002, $1.8 million of unrealized losses and $17.8 million of unrealized gains, respectively, on cash flow hedges relates to AE Supply, with the remainder related to AE activities.

NOTE 8: BUSINESS SEGMENTS

AE Supply, Potomac Edison, West Penn and AGC have only one segment. Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Allegheny
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002
Total operating revenues:
Delivery and Services	$ 665.5	$ 789.7	$ 1,516.4	$ 1,704.1
Generation and Marketing	33.3	323.1	314.1	811.2
Eliminations	(339.6)	(328.2)	(755.6)	(725.6)
Total	$ 359.2	$ 784.6	$ 1,074.9	$ 1,789.7

Operating (loss) income:
Delivery and Services	$ 39.6	$ 81.7	$ 133.6	$ 160.6
Generation and Marketing	(335.7)	(58.3)	(472.6)	48.0
Eliminations	7.1	4.3	(12.4)	(5.0)
Total	$ (289.0)	$ 27.7	$ (351.4)	$ 203.6

Consolidated (loss) income before cumulative effect of accounting change:
Delivery and Services	$ 4.3	$ 25.9	$ 53.7	$ 65.1
Generation and Marketing	(240.2)	(62.0)	(315.6)	(19.4)
Eliminations	4.4	2.6	(7.6)	(3.1)
Total	$ (231.5)	$ (33.5)	$ (269.5)	$ 42.6

Cumulative effect of accounting change,net:
Delivery and Services	$ ---	$ ---	$ (1.3)	$ (130.5)
Generation and Marketing	---	---	(19.5)	---
Total	$ ---	$ ---	$ (20.8)	$ (130.5)

Consolidated net (loss) income:
Delivery and Services	$ 4.3	$ 25.9	$ 52.4	$ (65.4)
Generation and Marketing	(240.2)	(62.0)	(335.1)	(19.4)
Eliminations	4.4	2.6	(7.6)	(3.1)
Total	$ (231.5)	$ (33.5)	$ (290.3)	$ (87.9)
44

Business segment information for Monongahela is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Monongahela
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002
Total operating revenues:
Delivery and Services	$ 185.3	$ 192.1	$ 479.1	$ 449.6
Generation and Marketing	79.9	70.2	177.5	146.9
Eliminations	(67.0)	(65.9)	(141.5)	(134.3)
Total	$ 198.2	$ 196.4	$ 515.1	$ 462.2

Operating (loss) income:
Delivery and Services	$ (3.7)	$ 21.2	$ 28.2	$ 47.7
Generation and Marketing	1.7	(7.3)	15.7	(5.1)
Total	$ (2.0)	$ 13.9	$ 43.9	$ 42.6

Consolidated (loss) income before cumulative effect of accounting change:
Delivery and Services	$ (6.9)	$ 7.9	$ 8.3	$ 19.0
Generation and Marketing	(0.4)	(5.1)	54.4	(6.0)
Total	$ (7.3)	$ 2.8	$ 62.7	$ 13.0

Cumulative effect of accounting change, net:
Delivery and Services	$ ---	$ ---	$ (0.4)	$ (115.4)
Generation and Marketing	---	---	---	---
Total	$ ---	$ ---	$ (0.4)	$ (115.4)

Consolidated net (loss) income:
Delivery and Services	$ (6.9)	$ 7.9	$ 7.9	$ (96.4)
Generation and Marketing	(0.4)	(5.1)	54.4	(6.0)
Total	$ (7.3)	$ 2.8	$ 62.3	$ (102.4)
NOTE 9: ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION
Allegheny's reserve for adverse power purchase commitments, which is recorded entirely on West Penn's consolidated balance sheet, decreased as follows for the six months ended June 30, 2003, and 2002:
	Six Months Ended June 30
(In millions)	2003	Restated 2002
Decrease in adverse power purchase commitments	$ 9.5	$ 11.6

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

As of December 31, 2002, Allegheny had no generating assets subject to SFAS No. 71. As a result of the reapplication of SFAS No. 71 in the first quarter of 2003, Monongahela's generating assets became subject to SFAS No. 71. Allegheny's consolidated balance sheets include the amounts listed below for generating assets not subject to SFAS No. 71.

(In millions)	June 30 2003	December 31 2002
Property, plant, and equipment	$4,032.2	$4,604.8
Amounts under construction included above	398.9	291.4
Accumulated depreciation	(1,775.4)	(2,257.2)
NOTE 10: EARNINGS PER SHARE
Allegheny's average basic and diluted shares for purposes of computing earnings per share for the three and six month periods ended June 30, 2003, and 2002, were as follows:
	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Basic common shares outstanding	126,883,664	125,436,520	126,719,304	125,343,220
Shares contingently issuable	---*	---*	---*	---*
Diluted common shares outstanding	126,883,664	125,436,520	126,719,304	125,343,220
* Effects not included as amounts are not dilutive.

The excluded shares of common stock from the diluted common shares outstanding, listed above, that are contingently issuable under Allegheny's stock option plans for the three and six months ended June 30, 2003, and 2002, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Shares contingently issuable	251,894	436,435	251,894	419,876
46

NOTE 11: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represent nonoperating revenues and expenses before income taxes. The following table summarizes Allegheny's other income and expenses, net, for the three and six months ended June 30, 2003, and 2002.

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002
Allegheny:
Reapplication of SFAS No. 71	$ ---	$ ---	$75.8	$ ---
Impairment charges related to unregulated investments	---	(9.2)	---	(9.2)
Gain on Friendship Park land sale	---	---	1.9	---
Gain on Canaan Valley land sale	---	---	---	14.4
Other	1.3	5.2	3.9	1.8
Total	$ 1.3	$(4.0)	$81.6	$ 7.0

AE Supply:
Other	$ (.1)	$ 1.2	$ (.4)	$(1.2)

Monongahela:
Reapplication of SFAS No. 71	$ ---	$ ---	$61.7	$ ---
Equity in earnings of AGC	1.1	1.0	2.2	2.1
Gain on Canaan Valley land sale	---	---	---	1.9
Other	0.8	1.2	2.0	.7
Total	$ 1.9	$ 2.2	$65.9	$ 4.7

Potomac Edison:
Reapplication of SFAS No. 71	$ ---	$ ---	$14.1	$ ---
Gain on Friendship Park land sale	---	---	1.9	---
Other	1.2	1.3	2.8	.6
Total	$ 1.2	$ 1.3	$18.8	$ .6

West Penn:
Gain on Canaan Valley land sale	$ ---	$ ---	$ ---	$12.5
Other	1.5	1.4	2.1	3.7
Total	$ 1.5	$ 1.4	$ 2.1	$16.2

AGC:
Interest income	$ 0.1	$ ---	$ 0.1	$ ---
NOTE 12: ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, Allegheny adopted SFAS No. 143, which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. SFAS No. 143 requires that the fair value of asset retirement costs for which Allegheny has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost. The liability is accreted (increased) to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or records a gain or loss if it is settled at a different amount.

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

The effect of adopting SFAS No. 143 on Allegheny's consolidated statement of operations was a cumulative effect adjustment to decrease net income by $8.6 million ($14.0 million, before income taxes). The effect of adopting SFAS No. 143 on Allegheny's consolidated balance sheet was a $3.4 million increase in property, plant, and equipment, net, a $2.3 million increase in non-current regulatory assets, and the recognition of $19.7 million in non-current liabilities.  The effect of adopting SFAS No. 143 on Allegheny's subsidiaries, which was recorded in the period ending March 31, 2003, was as follows:

	Effect of Adopting SFAS No. 143 Increase (Decrease)
(In millions)	Property, Plant, and Equipment, Net	Non-Current Regulatory Asset	Non-Current Liabilities (AROs)	Pre-Tax Income	After-Tax Income
AE Supply	$ .3	$---	$12.2	$(11.9)	$(7.4)
Monongahela	3.0	2.3	6.1	(.8)	(.4)
Potomac Edison	.1	---	.2	(.1)	(.1)
West Penn	---	---	1.2	(1.2)	(.7)
AGC	---	---	---	---	---
Total Allegheny	$3.4	$2.3	$19.7	$(14.0)	$(8.6)

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

During the six months ended June 30, 2003, Allegheny's ARO balance increased $1.4 million from $19.7 million at January 1, 2003, to $21.1 million at June 30, 2003. This increase, of which $1.1 million related to AE Supply, was due to accretion expense.

Allegheny's regulated utility subsidiaries have recorded in accumulated depreciation the removal costs collected from customers related to assets that do not have associated retirement obligations under SFAS No. 143. These estimated removal costs, which represent a regulatory liability (asset) and remain in accumulated depreciation, were as follows at June 30, 2003: $223.6 million for Monongahela, $151.0 million for Potomac Edison, and ($7.0) million for West Penn, which totaled $367.6 million. Total estimated removal costs included in Allegheny's accumulated depreciation at December 31, 2002, were $356.5 million.

Had the provisions of SFAS No. 143 been adopted on January 1, 2002, there would not be a material impact on Allegheny's consolidated net loss before cumulative effect of accounting change, consolidated net loss, and earnings per share for the three and six month periods ended June 30, 2002.

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

Allegheny has not provided or modified any guarantees during the first six months of 2003 that would require recognition as a liability in its consolidated financial statements in accordance with FIN 45.

At June 30, 2003, Allegheny has provided guarantees, either directly or indirectly, of $97.4 million for contractual obligations of affiliated companies, as discussed by major category below. This does not include letters of credit. Under the terms of the guarantees, Allegheny would be required to perform should an affiliate be in default of its obligation, generally for an amount not to exceed the amount disclosed. The term of these guarantees coincides with the term of the underlying agreement. There are no amounts being carried as liabilities on the consolidated balance sheets for Allegheny's obligations under these guarantees.

Of the guarantees provided to third parties, approximately $51.3 million relate to guarantees associated with the purchase, sale, exchange, or transportation of wholesale natural gas, electric power, and related services. Allegheny provided loan guarantees of $41.6 million to third parties for loans and other financing related guarantees. Allegheny provided guarantees of $4.5 million to third parties pursuant to two lease agreements that were signed in 2001 and 2002.

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

NOTE 14: VARIABLE INTEREST ENTITIES

There has been no change with respect to Allegheny's initial assessment of the potential effect of applying FIN 46 as discussed in Commitments and Contingencies, (See Note 26 for AE; Note 23 for AE Supply and Monongahela; Note 18 for Potomac Edison; and Note 16 for West Penn) to the consolidated financial statements in the 2002 Annual Report on Form 10-K. There has been no impact during the six months ended June 30, 2003, from the adoption of FIN 46, and Allegheny continues to evaluate the potential effect of FIN 46.

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

Claims Related to Alleged Asbestos Exposure: Monongahela, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While Allegheny believes that all of the cases are without merit, Allegheny cannot predict the outcome of the litigation. Allegheny has accrued a reserve of $4.0 million as of June 30, 2003, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense. During the three and six months ended June 30, 2003, Allegheny did not receive any insurance recoveries related to these cases. During the six months ended June 30, 2002, Allegheny received $1.8 million of insurance recoveries, net of $0.4 million of legal fees, related to these cases.

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

On November 10, 2003, the FERC issued an order on rehearing affirming its conclusion that the long-term contracts should not be modified. On July 3, 2003, Snohomish County filed a petition for review of the FERC's June 26 order with the U.S. Court of Appeals for the Ninth Circuit. On July 30, 2003, the FERC filed a motion with the Ninth Circuit to, among other things, dismiss Snohomish's petition for review as "incurably premature." On August 18, 2003, AE Supply filed a Motion to Intervene Out-of-Time in that proceeding. On November 17, 2003, the Ninth Circuit Court ordered that the motion to dismiss be held in abeyance pending motions to be filed within 14 days of the FERC's decision regarding the requests for hearing. On November 19 and 20, 2003, three separate petitions for review of the FERC's orders in the NPC proceedings were filed with two different circuits, the U.S. Court of Appeals for the District of Columbia Circuit and the U.S. Court of Appeals for the Ninth Circuit. On December 10, 2003, the NPC petitions were consolidated in the Ninth Circuit. On December 17, 2003, AE Supply filed a motion in the Ninth Circuit to intervene in actions pending in the Snohomish County proceeding. AE Supply cannot predict the outcome of this matter.

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

Suits Related to Gleason Generating Facility: Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generating facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the peaking facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generating facility during operation. They seek a restraining order with respect to the operation of the plant and damages of $200 million. During a motions and preliminary matters hearing on October 14, 2003, the judge assigned this case to mediation. Furthermore, he ordered the mediation to conclude by July 1, 2004. AE has undertaken property purchases and other mitigation measures. AE cannot predict the outcome of this suit.

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

On July 24, 2003, the Ohio Public Utilities Commission (PUC) authorized Monongahela to issue a request for proposals to supply wholesale power to Monongahela commencing January 1, 2004, for new standard market-based retail rate service to its medium and large industrial and commercial customers and to its street lighting customers, totaling approximately 130 megawatts of load. AE Supply won the competitive bid process to serve the load, subject to approval of its bid by the Ohio PUC. On October 8, 2003, Monongahela requested that the Ohio PUC approve the bid and the corresponding retail rates to be charged the applicable customer classes. The Ohio PUC denied the request in October 2003 for approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes for two years until December 31, 2005, on the grounds that certain conditions to allow market-based rates prior to December 31, 2005 were not met. On December 17, 2003, the Ohio PUC denied Monongahela's request for rehearing. Monongahela intends to appeal the Ohio PUC's order. Monongahela intends to procure power from the PJM market beginning January 1, 2004, for these customers and anticipates that the price for that power will be higher than the currently capped retail rates. Monongahela intends to account for any corresponding losses, but cannot be certain that the Ohio PUC will allow Monongahela to recover any or all of these costs.

On November 3, 2003, there was a fire in Unit No. 2 at Hatfield's Ferry Power Station, located near Masontown, PA. Unit No. 2 is a 570 megawatt, coal-powered generating unit. As a result of the fire, significant damage was sustained to the generator and turbine and certain associated equipment. The unit is currently offline. Allegheny is assessing the steps needed to restore the unit to its previous nominal capacity and the timeframe in which restoration could be completed. AE Supply expects to recover lost revenues and property damages from its insurance or otherwise. Any inability to do so would have a material and adverse effect on Allegheny's results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This MD&A includes information relating to Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements included in this report, as well as the financial statements, notes and MD&A included in Allegheny's, AE Supply's, Monongahela's, Potomac Edison's, West Penn's, and AGC's 2002 Annual Report on Form 10-K. As discussed in the Quarterly Financial Information notes in the 2002 Annual Report on Form 10-K (see Note 24 for Allegheny, Note 21 for AE Supply and Monongahela, Note 16 for Potomac Edison, Note 14 for West Penn, and Note 11 for AGC), results of operations for the three and six months ended June 30, 2002, have been restated as a result of Allegheny's Comprehensive Financial Review (see Note 2 for Allegheny, AE Supply, Monongahela, Potomac Edison, and West Penn). Accordingly, the statements of cash flows for the six months ended June 30, 2002, also have been restated.

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

•

A $470.0 million credit facility, of which $420 million was committed and is outstanding and $50.0 million is no longer committed. The facility is secured by substantially all of AE Supply's assets. Borrowings under the facility bear interest at a LIBOR−based rate plus six percent or a designated money center bank's base rate plus a margin of five percent. This facility requires an amortization payment of $250.0 million in December 2003 and payment of the balance of $170.0 million in September 2004; and

•

A $270.1 million credit facility (the Springdale Credit Facility) associated with the financing of the construction of AE Supply's new generating facility in Springdale, Pennsylvania, and which is secured by a combination of that facility and substantially all of AE Supply's assets. Borrowings under the facility bear interest at a LIBOR−based rate plus a margin of six percent or a designated money center bank's base rate plus a margin of five percent on the portion secured by substantially all of AE Supply's assets. The interest rate margin applicable to the remainder of the borrowings under the facility is 10.5 percent. This facility requires amortization payments of $6.4 million in September 2004, $32.2 million in December 2004, and matures in April 2005.

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
AE Supply also is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:
•

minimum earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreements, of $100.0 million by June 30, 2003, increasing to $304 million by December 31, 2003, to $430.0 million in increments for the 12 months ending each quarter through the first quarter of 2005;

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
•

100 percent of the net proceeds of debt issuances (excluding specified exemptions, including an exemption of up to $50 million for the Distribution Companies and refinancings meeting certain criteria);

•	100 percent of net proceeds from equity issuances;
•	50 percent of Allegheny's (excluding AE Supply and its subsidiaries) excess cash flow (as defined in the Borrowing Facilities); and
•	50 percent of AE Supply's excess cash flow (as defined in the Borrowing Facilities).
61

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

Allegheny is in the process of preparing its Quarterly Reports on Form 10-Q for the periods ended September 30, 2003 and September 30, 2002 and will file such reports as soon as they are available. Thereafter, Allegheny plans to file its subsequent public financial reports on a timely basis.

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

In July and August 2003, AE Supply contracted for the sale of the CDWR contract and related hedges to J. Aron & Company and for the termination of tolling agreements with Williams and LV Cogen. As of December 31, 2002, and June 30, 2003, the fair value of the CDWR contract and the related hedges plus the Williams and LV Cogen tolling agreements was $525.7 million and $158.1 million, respectively, resulting in an unrealized loss of $367.6 million. Note 3 of the 2002 Annual Report included on Form 10-K, for both AE and AE Supply, reported a fair value at December 31, 2002 of $554.5 million; however, primarily due to counterparty modifications, the fair value of the CDWR contract and the related hedges plus the Williams and LV Cogen tolling agreements as of December 31, 2002, has been revised to $525.7 million. This had no impact on other previously disclosed amounts.

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

Land Sales. Effective February 14, 2002, West Penn, through its subsidiary West Virginia Power and Transmission Company, sold 12,000 acres of land in Canaan Valley, W.Va., to the U.S. Fish & Wildlife Service for $16 million. Effective December 18, 2002, it also sold a 2,468−acre track of land for $6.9 million and made a charitable contribution of a 740 acre track in Canaan Valley, W.Va., to Canaan Valley Institute.

Fellon−McCord and Alliance Services, LLC. Effective December 31, 2002, AE sold Fellon−McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC, (Alliance Energy Services) a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million.

Conemaugh Generating Station. On June 27, 2003, AE Supply completed the sale of its 83 MW share of the coal−fired Conemaugh Generating Station, located near Johnstown, Pennsylvania, to a subsidiary of UGI Corporation, (UGI), for approximately $46.3 million, which does not include a contingent amount of $5 million. This contingent amount could be received in full, in part, or not at all, depending upon AE Supply' performance of certain post−closing obligations.

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

Allegheny and certain of its subsidiaries have also executed letter of credit facilities to provide for additional capacity of $215.0 million. AE Supply regularly posts cash deposits or letters of credit with counterparties to collateralize a portion of its energy trading obligations. At June 30, 2003, there was $127.4 million outstanding under Allegheny's letter of credit facilities.

Allegheny has various obligations and commitments to make future cash payments under contracts such as debt instruments, lease arrangements, fuel agreements, and other contracts. The table below provides a summary of the payments due by period for these obligations and commitments as of June 30, 2003. This table does not include capacity contract commitments that were accounted for under fair value accounting, as discussed under "Operating Revenues" or contingencies.

	Payments Due by Period
Contractual Cash Obligations and Commitments (In millions)	Payments from July 1 2003 to December 31 2003	Payments from January 1 2004 to December 31 2005	Payments from January 1 2006 to December 31 2007	Payments from January 1 2008 and beyond	Total
Short-term debt	$ 9.8	$ ---	$ ---	$ ---	$ 9.8
Long-term debt due within one year*	427.2	---	---	---	427.2
Debentures, notes and bonds, including Borrowing Facility*	---	2,115.8	1,056.9	2,041.0	5,213.7
Long-term debt*	---	---	15.5	101.0	116.5
Capital lease obligations	7.7	26.5	22.7	.8	57.7
Operating lease obligations	9.8	25.0	12.5	40.5	87.8
PURPA purchased power	108.7	401.0	413.7	4,126.6	5,050.0
Fuel purchase commitments	210.2	627.2	129.4	---	966.8
Total	$ 773.4	$3,195.5	$1,650.7	$6,309.9	$11,929.5
*Does not include unamortized debt expense, discounts, premiums, and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133.

Amounts related to debentures, notes, and bonds in this table represent contractual cash payments required without taking into account their classification as current, as a result of a default in the underlying debt agreements, on the consolidated balance sheet.

Allegheny's capital expenditures, including construction expenditures, of all of the subsidiaries for the last six months of 2003 and for the full years of 2004 and 2005 are estimated at $150.3 million, $304.0 million and $342.7 million, respectively and include estimated expenditures of $14.4 million, $71.8 million and $124.4 million, respectively, for environmental control technology. See Note 26, Commitments and Contingencies, in AE's 2002 Annual Report on Form 10-K for additional information.

In 2003, Allegheny's cash flows are expected to be adequate to meet all of its payment obligations and to fund capital expenditures. Allegheny expects that cash flows from operations will not be sufficient in 2004 to cover future obligations, including capital expenditure requirements. Allegheny expects that it will need to sell certain assets or arrange for alternative financing in order to repay the principal amounts under the Borrowing Facilities scheduled for the third and fourth quarters of 2004.

ALLEGHENY'S RESULTS OF OPERATIONS

All comparisons presented under Allegheny's Results of Operations, as well as each of the other registrant's Results of Operations, are comparisons of operating results and other statistical information for the three and six months ended June 30, 2003, to operating results and other statistical information for the three and six months ended June 30, 2002.

Loss Summary
Consolidated Net Loss	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share data)	2003	Restated 2002	2003	Restated 2002
Delivery and Services	$4.3	$25.9	$53.7	$65.1
Generation and Marketing	(240.2)	(62.0)	(315.6)	(19.4)
Eliminations	4.4	2.6	(7.6)	(3.1)
Consolidated (loss) income before
cumulative effect of accounting
change	(231.5)	(33.5)	(269.5)	42.6
Cumulative effect of accounting
change, net	--	--	(20.8)	(130.5)
Consolidated net loss	$(231.5)	$(33.5)	$(290.3)	$ (87.9)

Basic & Diluted Loss Per Share	Three Months Ended June 30		Six Months Ended June 30
	2003	Restated 2002	2003	Restated 2002
Delivery and Services	$.03	$ .21	$.42	$.52
Generation and Marketing	(1.89)	(.50)	(2.49)	(.16)
Eliminations	.04	.02	(.06)	(.02)
Consolidated loss income before cumulative effect of accounting change	$(1.82)	$ (.27)	$(2.13)	$.34
Cumulative effect of accounting change, net	--	--	(.16)	(1.04)
Consolidated net loss	$(1.82)	$ (.27)	$(2.29)	$ (.70)

Allegheny's consolidated net loss before cumulative effect of accounting change increased $198.0 million and $312.1 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods for 2002 primarily due to reduced earnings in the Generation and Marketing segment as a result of unrealized losses on commodity contracts in 2003 versus unrealized gains in 2002, higher interest charges, and higher operation expense, including a loss on assets held for sale (see Note 4, Assets Held For Sale).  These factors were offset in part by the recognition of a $56.7 million gain, net of income taxes ($75.8 million, before income taxes), for the reapplication of the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to West Virginia jurisdictional generating assets in 2003. See Note 9, Accounting for the Effects of Price Deregulation, for additional information regarding the reapplication of SFAS No. 71.

In the six months ended June 30, 2003, earnings were reduced by $12.1 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of EITF Issue No.

02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management." See Note 3, Energy Trading Activities, for additional information.

Also in the six months ended June 30, 2003, earnings were reduced by $8.6 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." See Note 12, Asset Retirement Obligations, for additional information.

For the six months ended June 30, 2002, earnings were reduced by $130.5 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny's 2002 Annual Report on Form 10-K for additional information.

Operating Revenues
Total operating revenues for the three and six months ended June 30, 2003 and 2002 were as follows:
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002
Delivery and Services:
Regulated electric	$ 585.8	$ 583.6	$1,261.9	$1,210.7
Regulated natural gas	35.9	36.4	157.7	128.7
Bulk power	18.2	18.3	38.7	29.2
Unregulated services	9.6	131.4	23.7	281.7
Other affiliated and non- affiliated energy services	16.0	20.0	34.4	53.8
Total Delivery and Services Revenues	665.5	789.7	1,516.4	1,704.1
Generation and Marketing:
Bulk power*	(304.1)	2.5	(407.8)	111.7
Retail, affiliated, and other	337.4	320.6	721.9	699.5
Total Generation and Marketing Revenues	33.3	323.1	314.1	811.2
Eliminations	(339.6)	(328.2)	(755.6)	(725.6)
Total operating revenues	$ 359.2	$ 784.6	$1,074.9	$1,789.7
*In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which has resulted in negative revenue amounts for the three and six months ended June 30, 2003.

Delivery and Services: The Delivery and Services segment's regulated electric revenues for the three and six months ended June 30, 2003, increased $2.2 million and $51.2 million primarily due to an increase in residential sales, as compared to the three and six months ended June 30, 2002.

The Delivery and Services segment's regulated natural gas revenues remained relatively consistent for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The Delivery and Services segment's regulated natural gas revenues increased $29.0 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, due primarily to an increase in combined residential and commercial sales, which reflects a 12.6 percent increase in heating degree days as a result of colder winter weather across Allegheny's gas service territory.

The Delivery and Services segment's unregulated services revenues decreased $121.8 million and $258.0 million for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, due primarily to the sale of Alliance Energy Services on December 31, 2002.

Generation and Marketing: The Generation and Marketing segment's bulk power revenues decreased $306.6 million and $519.5 million for the three and six months ended June 30, 2003, primarily due to the result of unrealized losses and the recognition of realized losses, associated with AE Supply's trading portfolio. See the discussion in AE Supply's MD&A, under Operating Revenues, with respect to net unrealized losses, realized losses, changes in the fair value of commodity contracts, and the breakout of PLR revenues. PLR revenues increased slightly over those detailed in the PLR breakout related to AE Supply as a result of the inclusion of Monongahela's regulated load obligations which are included as part of the total Generating and Marketing segment.

Eliminations: The eliminations in revenues are necessary to remove the effect of affiliated revenues, which are primarily sales of bulk power.
Cost of Revenues

Fuel Consumed for Electric Generation: Fuel consumed for electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas, and oil burned at Allegheny's generating stations to produce electricity. For the three months ended June 30, 2003, fuel consumed for electric generation increased $7.4 million compared to the same period in 2002, primarily due to a 1.4 percent increase in average fuel prices and a 3.5 percent increase in the quantity of electricity produced. For the six months ended June 30, 2003, fuel consumed for electric generation increased $22.7 million compared to the same period in 2002, primarily due to a 4.6 percent increase in average fuel prices and a 2.4 percent increase in the quantity of electricity produced.

Purchased Energy and Transmission: Purchased energy and transmission for the three and six months ended June 30, 2003, and 2002, consists of the following items:
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002
Delivery and Services:
From PURPA generation*	$ 53.0	$ 51.4	$ 108.9	$ 100.6
Other purchased energy	354.0	337.1	761.0	711.9
Total purchased energy for
Delivery and Services	407.0	388.5	869.9	812.5
Generation and Marketing purchased energy and transmission	19.2	42.3	37.5	93.3
Eliminations	(344.7)	(330.0)	(739.6)	(715.4)
Total purchased energy and transmission	$ 81.5	$ 100.8	$ 167.8	$ 190.4

*PURPA cost (cents per kWh)	5.8	5.9	5.7	5.6
71

The Delivery and Services segment's purchased energy from PURPA generation increased $1.6 million and $8.3 million for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to an increase in energy purchases from PURPA generating facilities. The average cost per kWh decreased slightly for the three months ended June 30, 2003 as compared to the same period in 2002 while the average cost per kWh increased slightly for the six months ended June 30, 2003 as compared to the same period in 2002.

The Delivery and Services segment's purchased energy from other than PURPA generation, which consists primarily of West Penn's, Potomac Edison's, and Monongahela's purchases of energy from AE Supply, increased $16.9 million and $49.1 million for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to an increase in purchases at higher average rates. In addition, the increase also includes the escalating market-based pricing component of the long-term power sales agreements between AE Supply and the Distribution Companies.

The Generation and Marketing segment's purchased energy and transmission decreased $23.1 million and $55.8 million for the three and six months ended June 30, 2003 compared to the same periods in 2002, primarily due to AE Supply exiting the retail business during June 2002 and the elimination of purchases of energy due to imbalances from the Delivery and Services segment beginning April 1, 2002, upon Allegheny's entry into PJM. See discussion in AE Supply's MD&A under Operating Revenues with respect to breakout of PLR revenues.

The eliminations are necessary to remove the effect of affiliated purchased energy and transmission expenses.
Natural Gas Purchases: Natural gas purchases for the three and six months ended June 30, 2003, and 2002, were as follows:
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002

Delivery and Services	$ 25.5	$129.1	$121.5	$303.5

The Delivery and Services segment's natural gas purchases decreased $103.6 million and $182.0 million for the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to the sale of Alliance Energy Services on December 31, 2002, which historically accounted for a majority of the purchases, partially offset by increased gas prices.

Other Cost of Revenues: Other cost of revenues, which relates entirely to the Delivery and Services segment, decreased $5.2 million and $19.8 million for the three and six months ended June 30, 2003 as compared to the same periods in 2002, primarily due to the sale of the Allegheny Ventures gas consulting and procurement businesses (Fellon-McCord and AESC Partnership) on December 31, 2002, as well as a reduction in equipment procurement costs associated with Allegheny Energy Solutions' engineering and construction project for the Southern Mississippi Electric Power Association.

Other Operating Expenses
Operation Expense: Operation expenses for the three and six months ended June 30, 2003, and 2002 were as follows:
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002

Delivery and Services	$122.2	$107.9	$242.0	$225.9
Generation and Marketing	155.2	150.4	337.9	274.6
Eliminations	(2.0)	(2.5)	(3.7)	(5.1)
Total operation expense	$275.4	$255.8	$576.2	$495.4

Total operation expenses increased $19.6 million and $80.8 million for the three and six months ended June 30, 2003 as compared to the same periods in 2002, primarily due to higher costs related to employee benefits, outside services, and a $28.5 million loss on an asset held for sale (see Note 4, Assets Held For Sale), all of which are primarily attributable to the generating and marketing segment, and an increase in bad debts caused by the bankruptcy of a regulated utility customer. These changes are offset in part by savings from restructuring and cost reduction initiatives begun in the third quarter of 2002, including Allegheny's voluntary Early Retirement Option (ERO) program.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expenses before income taxes. Other income and expenses, net, increased $5.3 million and $74.6 million for the three and six months ended June 30, 2003 as compared to the same periods in 2002, primarily due to a $75.8 million gain recognized in the first quarter of 2003, related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia. See Note 11, Other Income and Expenses, Net, for additional information.

Interest Charges and Preferred Dividends
Interest on debt and other for the three and six months ended June 30, 2003, and 2002, were as follows:
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002

Delivery and Services	$ 33.0	$33.7	$ 64.6	$ 68.1
Generation and Marketing	89.5	46.6	159.0	84.6
Eliminations	--	(2.1)	--	(4.7)
Total interest on debt	$122.5	$78.2	$223.6	$148.0

Interest charges and preferred dividends increased $38.1 million and $68.1 million for the three and six months ended June 30, 2003, as compared to same periods in 2002, primarily due to higher interest rates, and an increase in average debt outstanding, including new debt issued under the Borrowing Facilities.

Federal and State Income Tax (Benefit) Expense

The provisions for income tax (benefit) expense for (loss) earnings from operations result in an effective income tax rate, which differs from the federal statutory rate of 35 percent principally due to state income taxes, tax credits, effects of utility rate making, and certain non-deductible expenses.

The effective income tax rates for the three months ended June 30, 2003, and 2002, were 41.6 percent and 37.1 percent. The effective income tax rates for the six months ended June 30, 2003, and 2002, 42.8 percent and 34.1 percent.

Cumulative Effect of Accounting Change, Net
The following items affected the first quarter of 2003:

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

AE SUPPLY'S RESULTS OF OPERATIONS

Earnings (Loss) Summary

Consolidated loss before cumulative effect of accounting change increased $182.5 million and $356.0 million for the three and six month periods ended June 30, 2003, when compared to the same periods in 2002, primarily due to lower net revenues, reflecting unrealized losses on commodity contracts in 2003 versus unrealized gains in 2002, and higher interest and operation expense.

For the six months ended June 30, 2003, earnings were reduced by $12.1 million and $7.4 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoptions of

EITF Issue No. 02-3 and SFAS No. 143, respectively. See Notes 3, Energy Trading Activities, and 12, Asset Retirement Obligations,, for additional information. These amounts were recorded during the three month period ending March 31, 2003.

Operating Revenues
Total operating revenues for the three and six months ended June 30, 2003, and 2002, were as follows:
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002

Operating revenues:
Retail	$ ---	$ 12.6	$ ---	$ 29.2
Wholesale	(303.4)	(4.9)	(405.6)	106.4
Affiliated	273.2	256.5	586.6	552.7
Total operating revenues	$ (30.2)	$ 264.2	$ 181.0	$ 688.3
Retail: Retail revenues decreased as a result of exiting the retail business commencing June 2002.

Wholesale: For the three months ended June 30, 2003, wholesale revenues decreased $298.5 million, as compared to the three months ended June 30, 2002. The decrease was primarily due to the result of unrealized losses in 2003 of $323.2 million, as compared to unrealized gains of $32.4 million for the same period of 2002. For the six months ended June 30, 2003, wholesale revenues decreased $512.0 million, as compared to the six month period ended June 30, 2002, primarily due to the result of unrealized losses in 2003 of $368.4 million, as compared to unrealized gains of $128.1 million for the same period of 2002.

These decreases in both the three month and six month periods ended June 30, 2003, as compared to the same period in 2002, were the result of pricing differential and volatility with energy markets (both electric and gas) in the Western United States, as well as increased credit costs, as a result of changes in market conditions, and excess capacity. There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will impact AE Supply's operating results.

Additionally, in the second quarter, AE Supply recognized unrealized losses of $152.2 million due to the renegotiation of contract terms related to the CDWR contract. Also, AE Supply realized gains of $19.7 million, and realized losses of $37.2 million, for the three month periods ended June 30, 2003, and 2002, respectively, and realized losses of $37.3 million and $21.7 million for the six month periods ended June 30, 2003, and 2002, respectively, as a result of settling its trades during those periods. The realized gains for the three months ended June 30, 2003, includes $17.0 million as a result of the sale of purchase power hedge agreements related to the assignment of the Baltimore Gas & Electric contract. (AE Supply entered into a wholesale power sales contract with Baltimore Gas and Electric (BGE) in the third quarter of 2001. This contract was assigned to Constellation Power Source, Inc. in June 2003.) These decreased revenues for both the three month and six month periods ended June 30, 2003, as compared to the same periods in 2002, were offset in part by unrealized gains on all other portfolios of approximately $1.5 million and $42.4 million, respectively.

See Item 7, Management's Discussion and Analysis, for AE Supply in the 2002 Annual Report on Form 10-K for discussions surrounding the methodology, tenor, and description of AE Supply's trading portfolio, as well as a description with respect to the range of observable market prices and overall market liquidity. There has been no significant change in the methodology to valuing the portfolio during the three month and six month periods ended June 30, 2003. All changes in the fair value of the portfolio are the result of changes in market conditions.

The fair value of energy trading commodity contracts, which represents the net unrealized gain and loss positions, is recorded as assets and liabilities, after applying the appropriate counterparty netting agreements. At June 30, 2003, the fair value of energy trading commodity contract assets and liabilities was $761.1 million and $732.7 million, respectively. At December 31, 2002, the fair value of energy trading commodity contract assets and liabilities was $1,211.9 million and $783.7 million, respectively.

The following table disaggregates the net fair value of commodity contract assets and liabilities, excluding AE Supply's generating assets and power sales agreements with its regulated utility affiliates for their PLR obligations, as of June 30, 2003, based on the underlying market price source and the contract delivery periods:

Source of fair value
(In Millions)	2003	2004	2005	2006	2007	2008	2009	2010	There After	Total Fair Value
Prices actively quoted	$(19.9)	$(12.8)	$ (6.3)	$(10.3)	$ (7.1)	$ (4.9)	$ (3.6)	$ (2.6)	$ (1.1)	$(68.6)
Prices provided by other external sources	---	17.6	4.2	8.4	(0.7)	(1.8)	(0.9)	---	---	26.8
Prices based on models	(3.9)	(12.4)	19.5	43.6	69.5	50.5	41.6	45.4	(183.6)	70.2
Total	$(23.8)	$ (7.6)	$ 17.4	$ 41.7	$ 61.7	$ 43.8	$ 37.1	$ 42.8	$(184.7)	$ 28.4

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

Approximately $70.2 million of AE Supply's commodity contracts were classified above as prices based on models, even though a portion of these contracts are valued based on observable market prices. The most significant variables to AE Supply's models used to value these contracts are the forward prices for both electricity and natural gas. These forward prices are based on observable market prices to the extent prices are available in the market. Generally, electricity forward prices are actively quoted for about one year, and some observable market prices are available for about three years. After three years, the forward prices for electricity are based on the forward price of natural gas and a marginal heat rate for generation (based on more efficient natural gas-fired generation) to convert natural gas into electricity. For natural gas, forward prices are generally actively quoted for about three years, and some observable market prices are available for about five years. Beyond five years, natural gas prices are modified, based on trends in prior years.

For deliveries by the end of 2003, the fair value of AE Supply's commodity contracts was a net liability of $23.8 million.

Net unrealized losses of $323.2 million and $368.4 million for the three and six months ended June 30, 2003, were recorded in the wholesale revenues to reflect the change in the estimated fair value of the energy commodity contracts. The following table provides a roll-forward of the net fair value, or commodity contract assets less commodity contract liabilities, of AE Supply's commodity contracts from December 31, 2002, and March 31, 2003, to June 30, 2003:

(In millions)	Three Months Ended June 30	Six Months Ended June 30
Net fair value of commodity contract assets and liabilities as of March 31, 2003 and December 31, 2002, respectively	$ 352.3	$ 428.2
Unrealized losses on commodity contracts, net during 2003:
Fair value of structured transactions when entered into during 2003	---	---
Cumulative effect of an accounting change attributable to conversion to EITF 02-3	---	(19.7)
Sale of purchase power hedge agreements related to the assignment of the BGE contract	(17.7)	(17.7)
Renegotiation of contract terms related to the CDWR contract	(152.2)	(152.2)
Other unrealized gains (losses) on commodity contracts, net	(153.3)	(198.5)
Total unrealized losses on commodity contracts, net during 2003	(323.2)	(388.1)
Net options paid and received	(0.7)*	(11.7)**
Net fair value of commodity contract assets and liabilities as of June 30, 2003	$ 28.4	$ 28.4
* Amount is net of ($0.7) of option premium expirations
** Amount is net of ($11.7) of option premium expirations

Affiliated: Affiliated revenues increased $16.7 million and $33.9 million for the three and six months ended June 30, 2003, in comparison to the same periods in 2002, primarily due to increased sales volume and higher average prices charged to the Distribution Companies in accordance with the escalating market-based pricing component of the long-term power sales agreements between AE Supply and the Delivery Companies.

The tables below separates operating revenues and cost of revenues into two components: PLR and Excess Generation and Trading for the three and six months ended June 30, 2003, and 2002, respectively. See Item 7, Management's Discussion and Analysis, for AE Supply in the 2002 Annual Report on Form 10-K for a further description.

	PLR Three Months Ended June 30		Excess Generation and Trading Three Months Ended June 30		Total Three Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002	2003	Restated 2002
Operating revenues:
Physical delivery	$ 287.4	$ 279.3	$ (13.9)	$ (31.0)	$ 273.5	$ 248.3
Financial settlement	--	---	(303.7)	15.9	(303.7)	15.9
Total revenues	287.4	279.3	(317.6)	(15.1)	(30.2)	264.2

Cost of sales:
Fuel for electric generation	98.5	95.0	4.3	3.5	102.8	98.5
Purchased energy and transmission:
Physical delivery	19.9	18.7	5.4	19.0	25.3	37.7
Financial settlement	---	---	.1	4.8	0.1	4.8
Total cost of sales	118.4	113.7	9.8	27.3	128.2	141.0
Net revenues	$ 169.0	$ 165.6	$(327.4)	$ (42.4)	$(158.4)	$ 123.2

	PLR Six Months Ended June 30	Excess Generation And Trading Six Months Ended June 30			Total Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002	2003	Restated 2002
Operating revenues:
Physical delivery	$ 617.9	$ 580.8	$ (67.4)	$ 9.6	$ 550.5	$ 590.4
Financial settlement	---	---	(369.5)	97.9	(369.5)	97.9
Total revenues	617.9	580.8	(436.9)	107.5	181.0	688.3

Cost of sales:
Fuel for electric generation	217.9	206.0	6.7	5.5	224.6	211.5
Purchased energy and transmission:
Physical delivery	44.9	32.3	16.1	58.5	61.0	90.8
Financial settlement	---	---	.2	7.7	.2	7.7
Total cost of sales	262.8	238.3	23.0	71.7	285.8	310.0
Net revenues	$355.1	$ 342.5	S(459.9)	$ 35.8	$(104.8)	$ 378.3
Cost of Revenues

Fuel Consumed for Electric Generation: Fuel consumed for electric generation increased $4.3 million for the three months ended June 30, 2003,as compared to the same period in 2002, primarily due to an approximate 3.2 percent, or $3.1 million, increase in the quantity of electricity produced. Fuel consumed for electric generation increased $13.1 million for the six months ended June 30, 2003, as compared to the same period in 2002. As discussed above for the three months ended June 30, 2003, this is due to the increase in quantity as well as an approximate $6.0 million increase in the cost of fuel consumed at the coal-fired generating stations, which occurred in the first quarter of 2003. This increase in cost of coal consumed was due primarily to a 4.1 percent increase in average coal prices.

Purchased Energy and Transmission: Purchased energy and transmission decreased $17.1 million and $37.3 million for the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to the absence of purchased energy to support retail sales as a result of AE Supply exiting the retail business during June 2002, and the absence of purchases from the Distribution Companies beginning April 1, 2002, upon Allegheny's entry into PJM.

Other Operating Expenses

Operation Expense: Operation expenses increased $7.1 million and $67.2 million for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase associated with the three months ended June 30, 2003, is primarily due to higher costs related to employee benefits, and third party services. The increase associated with the six months ended June 30, 2003, is primarily due to higher costs associated with employee benefits, third party services, refinancing fees related to the Borrowing Facilities, and a $28.5 million loss on an asset held for sale (see Note 4, Assets Held For Sale). The increase associated with the six months ended June 30, 2003, is offset in part by savings from restructuring and cost reduction initiatives begun in the third quarter of 2002 including Allegheny's voluntary ERO program.

Depreciation and Amortization: There have been no significant changes in depreciation and amortization in the three and six month periods ending June 30, 2003, as compared to the same periods in 2002.

Taxes Other than Income Taxes: Taxes other than income taxes decreased $2.8 million and $5.5 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily due to a decrease in gross receipt taxes from exiting the retail business, reduced exposure to for West Virginia Business and Occupation taxes, settlement of a West Virginia tax audit, and negotiations that resulted in the reduction of property taxes at the Wheatland facility in Indiana.

Interest Charges

Interest charges increased $31.1 million and $56.5 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily due to an increase in AE Supply's average long-term debt outstanding, including new debt issued under the Borrowing Facilities.

Federal and State Income Tax (Benefit) Expense

The effective income tax rates for the three months ended June 30, 2003 and 2002 were 42.1 percent and 38.8 percent respectively. The effective income tax rates for the six months ended June 30, 2003, and 2002, were 41.0 percent and 51.0 percent, respectively. The change in the rates are primarily the result of the tax benefits derived from losses incurred and a change in the tax rate of Allegheny Trading and Financing (ATF) which resulted from the restructuring of the Company.

MONONGAHELA'S RESULTS OF OPERATIONS

(Loss) Earnings Summary
Consolidated Net (Loss) Income
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002
Delivery and Services	$(6.9)	$ 7.9	$ 8.4	$ 19.0
Generation and Marketing	(0.4)	(5.1)	54.4	(6.0)
Consolidated (loss) income before cumulative effect of accounting change	(7.3)	2.8	62.8	13.0
Cumulative effect of accounting change, net	---	---	(.5)	(115.4)
Consolidated net (loss) income	$(7.3)	$ 2.8	$62.3	$(102.4)
79

Monongahela incurred a $7.3 million consolidated loss before cumulative effect of accounting change for the three months ended June 30, 2003, compared to consolidated income of $2.8 million for the three months ended June 30, 2002. This decrease of $10.1 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is primarily due to increased fuel, purchased energy and operation costs. Monongahela's consolidated income before cumulative effect of accounting change increased $49.8 million for the six months ended June 30, 2003, primarily due to increased earnings in the Generation and Marketing segment as a result of the recognition of a $48.1 million gain, net of income taxes ($61.7 million, before income taxes), for the reapplication of the provisions of SFAS No. 71. See Note 9, Accounting for the Effects of Price Deregulation, for additional information regarding the reapplication of SFAS No. 71.

The cumulative effect of accounting change for 2003 relates to the adoption of SFAS No. 143. See Note 12, Asset Retirement Obligations, for additional information.

In 2002, earnings were reduced by $115.4 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 142. See Note 5, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny's 2002 Annual Report on Form 10-K for additional information.

Operating Revenues
Total operating revenues for the three and six months ended June 30, 2003, and 2002, were as follows:
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002
Delivery and Services:
Regulated electric	$141.3	$146.8	$304.5	$301.9
Regulated natural gas	35.8	36.5	157.6	128.7
Bulk power	4.4	4.4	9.1	7.1
Other affiliated and non- affiliated energy service	3.8	4.4	7.9	11.9
Total Delivery and Services	185.3	192.1	479.1	449.6
Generation and Marketing:
Bulk power	1.7	0.7	1.9	0.7
Retail, affiliated, and other	78.2	69.5	175.6	146.2
Total Generation and Marketing Revenues	79.9	70.2	177.5	146.9
Eliminations	(67.0)	(65.9)	(141.5)	(134.3)
Total operating revenues	$198.2	$196.4	$515.1	$462.2
80

For the three months ended June 30, 2003, the Delivery and Services segment's regulated electric revenues decreased $5.5 million, as compared to the three months ending June 30, 2002, primarily due to a decrease in residential sales, which reflects a 12.2 percent decrease in heating degree days as a result of warmer spring weather. For the three months ended June 30, 2003, heating degree days were 25.0 percent lower than normal. For the six months ended June 30, 2003, the Delivery and Services segment's regulated electric revenues increased $2.6 million, as compared to the six months ending June 30, 2002, primarily due to an increase in residential and commercial sales, which reflects a 12.6 percent increase in heating degree days as a result of colder winter weather. For the six months ended June 30, 2003, heating degree days were 2.3 percent lower than normal.

For the three months ended June 30, 2003, the Delivery and Services segment's regulated natural gas revenues decreased $0.7 million, as compared to the three months ending June 30, 2002, primarily due to lower residential and commercial sales. For the six months ended June 30, 2003, the Delivery and Services segment's regulated natural gas revenues increased $28.9 million, as compared to the six months ended June 30, 2002, primarily due to an increase in combined residential, commercial, industrial and municipal sales.

The Generation and Marketing segment's affiliated and other revenues increased $8.7 million and $29.4 million for the three and six months ended June 30, 2003, respectively, in comparison to the same periods in 2002, primarily due to increased sales of excess generation to AE Supply at higher average rates.

The eliminations in revenues are necessary to remove the effect of affiliated revenues, primarily sales of bulk power.
Cost of Revenues

Fuel Consumed For Electric Generation: For the three months ended June 30, 2003, fuel consumed for electric generation, which relates entirely to the Generation and Marketing segment, increased $3.0 million, as compared to the three months ended June 30, 2002, primarily due to a 4.9 percent increase in average fuel prices and a 4.9 percent increase in the quantity of electricity produced. For the six months ended June 30, 2003, fuel consumed for electric generation increased $9.5 million compared to the six months ended June 30, 2002, primarily due to an 8.0 percent increase in average fuel prices and a 6.2 percent increase in the quantity of electricity produced.

Purchased Energy and Transmission: Purchased energy and transmission for the three and six months ended June 30, 2003, and 2002, consists of the following items:
	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2003	Restated 2002	2003	Restated 2002

Delivery and Services:
From PURPA generation	$ 18.9	$ 13.6	$ 37.1	$ 31.8
Other purchased energy	83.4	81.8	177.0	164.8
Total purchased energy for Delivery and Services	102.3	95.4	214.1	196.6
Generation and Marketing purchased energy and transmission	10.4	11.3	20.9	19.0
Eliminations	(67.0)	(66.0)	(141.5)	(134.3)
Total purchased energy and Transmission	$ 45.7	$ 40.7	$ 93.5	$ 81.3
81

The Delivery and Services segment's purchased energy from PURPA generation increased $5.3 million for the three and six month periods ended June 30, 2003, as compared to the same periods in 2002, primarily due to a PURPA generation facility scheduled outage for maintenance in the second quarter of 2002.

The Delivery and Services segment's purchased energy from other than PURPA generation increased $1.6 million for the three months ended June 30, 2003, primarily due to higher energy cost. The Delivery and Services segment's purchased energy from other than PURPA generation increased $12.2 million for the six months ended June 30, 2003, primarily due to higher energy cost and higher transmission costs as a result of Monongahela joining the PJM in the second quarter of 2003.

The Generation and Marketing segment's purchased energy and transmission for the three and six months ended June 30, 2003, remained relatively unchanged as compared to the same periods in 2002.
The eliminations are necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural Gas Purchases: Natural gas purchases, which relate entirely to the Delivery and Services segment, increased $7.5 million for the three months ended June 30, 2003, as compared to the same period in 2002, primarily due to higher prices, and increased $47.6 million for the six months ended June 30, 2003, as compared to the same period in 2002, primarily due to increased gas purchases at higher prices to support increased gas sales.

Other Operating Expenses

Operation Expense: The $13.6 million and $21.1 million increases in operation expenses for the three and six months ended June 30, 2003, as compared to the same periods in 2002, which relate almost entirely to the Delivery and Services segment, were primarily due to higher costs related to bad debt expense of approximately $8.5 million along with higher costs related to employee compensation and benefits, and outside services.

Taxes Other than Income Taxes: Total taxes other than income taxes decreased $3.5 million and $1.8 million for the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to reduced exposure to the West Virginia Business and Occupation taxes.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expenses before income taxes. Other income and expenses, net, for the three months ended June 30, 2003, remained relatively unchanged compared to the three months ended June 30, 2002. Other income and expenses, net increased $61.1 million for the six months ended June 30, 2003, as compared to the six months ended June 30,

2002, primarily due to the recognition of an $61.7 million gain related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia. See Note 9, Accounting for the Effects of Price Deregulation, and Note 11, Other Income and Expenses, Net, for additional information.

Federal and State Income Tax (Benefit) Expense

The effective income tax rates for the three months ended June 30, 2003, and 2002, were 48.7 percent and 25.3 percent, respectively. The effective income tax rates for the six months ended June 30, 2003, and 2002, were 24.4 percent and 41.7 percent, respectively. The change in the effective income tax rate is primarily caused by the impact of the reapplication of SFAS No. 71.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

POTOMAC EDISON'S RESULTS OF OPERATIONS

Earnings Summary

Net income decreased $4.0 million for the three months ended June 30, 2003, as compared to the same period of 2002, primarily due to a 14.0 percent increase in the costs of purchased energy and transmission. Net income increased $11.9 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, primarily due to increased net revenues and the recognition of an $8.6 million gain, net of income taxes ($14.1 million before income taxes), for the reapplication of the provisions of SFAS No. 71. See Note 9, Accounting for the Effects of Price Deregulation, for additional information regarding the reapplication of SFAS No. 71.

The cumulative effect of accounting change for 2003, relates to the adoption of SFAS No. 143. See Note 12, Asset Retirement Obligations, for additional information.

Operating Revenues

For the three months ended June 30, 2003, operating revenues increased $6.8 million over the three months ended June 30, 2002, primarily due to an increase in residential sales as a result of an increase in heating degree days due to colder weather in its service territory and increases in industrial sales as a result of increased MWh's provided. Average heating degree days for the second quarter of 2003 were 28.9 percent higher than the same period of the prior year and were 19.7 percent higher than normal.

For the six months ended June 30, 2003, operating revenues increased $39.7 million over the six months ended June 30, 2002, primarily due to an increase in residential sales as a result of an increase in heating degree days due to colder weather in its service territory, an increase in the average number of customers served and an increase in industrial sales as a result of additional MWh's provided. Average heating degree days for the six months ended June 30, 2003, were 32.7 percent higher than the same period of the prior year and were 9.9 percent higher than normal.

Cost of Revenues

Purchased Energy and Transmission: Purchased energy expense increased $11.2 million and $36.4 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, primarily due to increased purchases of electricity from AE Supply to serve increased sales as discussed above. To serve these increased sales for the three and six months ended June 30, 2003, Potomac Edison incurred additional purchased electricity costs over the same periods of 2002 under its long-term power purchase agreement with AE Supply. During the three months ended June 30, 2003, Potomac Edison had a decrease in purchases of electricity from PURPA generation facilities due to a planned power outage at the Warrior Run facility, a non-Allegheny facility. The purchases of electricity from PURPA generation facilities for the six months ended June 30, 2003, were higher than the six months ended June 30, 2002, due to higher volume and slightly higher rates.

Other Operating Expenses

Operation Expense: Operation expenses increased $4.5 million and $6.8 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002, primarily due to higher costs related to employee benefits and outside services, offset in part by savings from restructuring and cost reduction initiatives begun in the third quarter of 2002, including Allegheny's voluntary ERO program.

Depreciation and Amortization: Depreciation and amortization expense was substantially unchanged for the three months and six months ended June 30, 2003, as compared to the same periods in 2002.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expense before income taxes. Other income and expenses, net, decreased $0.2 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, primarily due to the net impact of coal brokering fees and tax credits related to the purchase of Maryland mined coal recorded during the second quarter of 2002, which did not recur in 2003. Other income and expenses, net, increased $18.1 million for the six months ended June 30, 2003, as compared to the same period of 2002, primarily due to the recognition, during the first quarter of 2003, of a $14.1 million gain related to the reapplication of the provisions of SFAS No. 71 and a $1.9 million gain on the sale of land. See Note 9, Accounting for the Effects of Price Deregulation, and Note 11, Other Income and Expenses, Net, for additional information.

Federal and State Income Tax Expense

The effective income tax rates for the three months ended June 30, 2003, and 2002, were 7.1 percent and 34.1 percent, respectively. The effective income tax rates for the six months ended June 30, 2003, and 2002, were 29.9 percent and 32.2 percent, respectively.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

WEST PENN'S RESULTS OF OPERATIONS

Earnings Summary

For the three months ended June 30, 2003, consolidated net income decreased $1.6 million. The increase in operating expenses (primarily taxes other than income taxes) and the reduction in revenues, which were partially offset by reduced interest charges and lower income tax expense, are the primary reasons for the decrease in consolidated net income from the same period of 2002. For the six months ended June 30, 2003, consolidated net income decreased $7.8 million primarily due to the recognition of a gain on the sale of land in 2002 as part of other income and expenses, net, and which did not recur in 2003, partly offset by higher net revenues and lower interest charges in 2003.

Operating Revenues

Operating revenues decreased $1.6 million for the three months ended June 30, 2003, from the three months ended June 30, 2002, primarily due to decreased revenue from industrial customers as a result of a 4.0 percent decline in MWh's provided and to a reduced level of sales to affiliates. These decreases were partially offset by increased revenue from residential and municipal customers usage due to 4.4 percent and 1.5 percent increases in MWh's provided, respectively.

Operating revenues increased $3.6 million for the six months ended June 30, 2003, as compared to the same period of 2002, primarily due to a $17.6 million increase from residential customers driven by a 10.2 percent increase in MWh's provided. This increase was partially offset by reduced levels of revenue from industrial and municipal customers as a result of a decline in MWh's provided and, to a lesser extent, to a reduced level of sales to affiliates. Average heating degree days for the six months ended June 30, 2003 were 18.2 percent higher than the same period of 2002 and were 3.0 percent higher than normal.

Cost of Revenues

Purchased Energy and Transmission:  Purchased energy expense remained substantially consistent for the three months ended June 30, 2003, as compared to the same period of 2002. Purchased energy expense increased $3.5 million for the six months ended June 30, 2003, as compared to the same period of 2002, as a result of additional transmission costs and increased purchased power under PURPA agreements.

Other Operating Expenses

Operation Expense: Operation expenses decreased $0.6 million and $6.0 million for the three and six months ended June 30, 2003, as compared to the same periods of 2002, as a result of savings from restructuring and cost reduction initiatives begun in the third quarter of 2002, including Allegheny's voluntary ERO program, offset in part by increased costs related to employee benefits.

Depreciation and Amortization: Depreciation and amortization expense increased $1.3 million and $2.6 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods of the prior year, primarily due to an increase in the property, plant, and equipment in-service balances.

Taxes Other than Income Taxes: Taxes other than income taxes increased $3.6 million for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, primarily due to an increase in gross receipt taxes on increased Pennsylvania retail revenues. Taxes other than income taxes increased $4.9 million for the six months ended June 30, 2003, as compared to the same period of 2002, primarily due to an increase in gross receipt taxes on increased Pennsylvania retail revenues and an accrual of Pennsylvania use taxes related to prior tax periods.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating revenues and expenses before income taxes. Other income and expenses, net was substantially the same for the three months ended June 30, 2003, and June 30, 2002. Other income and expenses, net, decreased $14.0 million for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, primarily due to the recognition of a $12.5 million gain on the sale of land in 2002.

Interest Charges

Interest charges decreased $2.0 million and $3.5 million for the three and six months ended June 30, 2003, respectively, as compared to the same period of 2002, primarily due to lower average debt levels from the repayment of transition bonds.

Federal and State Income Tax Expense

The effective income tax rates for the three months ended June 30, 2003, and 2002 were 34.7 percent and 38.4 percent, respectively. The effective income tax rates for the six months ended June 30, 2003, and 2002, were 31.9 percent and 33.4 percent, respectively.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

AGC'S RESULTS OF OPERATIONS

Earnings Summary

Net income remained relatively consistent for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Net income increased $0.6 million for the six months ended June 30, 2003, as compared to the same period of the prior year, primarily due to an increase, recorded in the first quarter of 2003, in AGC's net investment in the power station through the accumulation of retained earnings in order to maintain a set debt to equity ratio. Through a cost-of-service rate schedule approved by the FERC, AGC recovers, in revenues, a return on its investment.

Operating Revenues

Operating revenues increased $0.6 million and $2.9 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002, primarily due to an increase in recoveries through regulated rates, which were brought about by higher interest expenses and an increase in AGC's investment in the Bath County power station. AGC's interest expenses increased primarily due to higher interest rates.   AGC recovers in revenues all of its operation expense, depreciation, taxes other than income taxes, and a return on its investment through a cost-of-service rate schedule approved by the FERC.

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

As a result of the receipt of waivers for Allegheny's financial debt covenants under the Borrowing Facilities and the failure to comply with certain covenants for financial reporting requirements under the majority of Allegheny's other debt, including Allegheny's First Mortgage Bonds, Transition Bonds and Medium-Term Notes (for additional information, see the Consolidated Statements of Capitalization for each registrant in the 2002 Annual Report on Form 10-K), as well as cross-covenant requirements in certain of Allegheny's Pollution Control Bonds (collectively "Other Indebtedness"), this debt is classified as current in accordance with EITF 86-30. See Note 3, Debt Covenants and Liquidity Strategy, in the "Notes to the Consolidated Financial Statements" in the 2002 Annual Report on Form 10-K for a full description of these violations. The following table summarizes the amount of debt (excluding unamortized discounts and premiums) classified as current for each registrant, as a result of these failures to comply as of June 30, 2003:

(In millions)	Borrowing Facilities	Other Indebtedness

AE	$ 266.6	$ 304.1
AE Supply	1,399.9	1,536.4
Monongahela	---	683.7
Potomac Edison	---	420.0
West Penn	---	388.0
AGC	---	100.0
Total Allegheny	$ 1,666.5	$ 3,432.2
87

Cash Flows

Allegheny Energy, Inc.: Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends, was $61.3 million for the six months ended June 30, 2003, compared to $69.6 million for the prior period.

Cash flows from operations decreased $106.0 million, reflecting decreases in net income, accounts payable and contract termination costs, partially offset by an increase in taxes receivable, net.

Cash flows used in investing increased $240.2 million, which was primarily the result of AE Supply's acquisition and buyout of the owner lessor of the Springdale generating facility, partially offset by lower construction expenditures.

Cash flows from financing increased $471.8 million, which was primarily the net result of the entry into the Borrowing Facilities and the decrease in dividends paid. Of amounts financed under the Borrowing Facilities, $420.0 million borrowed by AE Supply represented new liquidity. See Part I, Item 1, Note 2, Debt Covenants and Liquidity Strategy, for additional information regarding the Borrowing Facilities.

AE Supply: Internal use of cash, consisting of cash flows used in operations, was $203.3 million for the six months ended June 30, 2003, compared to $1.1 million for the prior period. This is an increase in cash used in operations of $202.2 million.

The increase in cash used in operations, $202.2 million was primarily the result of decreases in net income, affiliated and non-affiliated accounts receivable, accounts payable and payments related to trading contract terminations, partially offset by an increase in accrued payroll.

Cash flows used in investing activities increased $232.7 primarily due to the acquisition and buyout of the owner lessor of the Springdale generation facility for $318.4 million, partially offset by lower construction expenditures.

Cash flows from financing activities increased $494.0 million primarily due to $420.0 million in new financing available under the Borrowing Facilities.

Monongahela: Internal generation of cash, consisting of cash flows from operations reduced by common and preferred dividends, was $85.8 million for the six months ended June 30, 2003, compared to $66.7 million for the prior period.

Cash flows from operations increased $18.5 million as a result of an increase in both affiliated and non-affiliated accounts payable, partially offset by a decrease in materials and supplies.

Cash flows used in investing activities increased $.2 million. A decrease in construction expenditures was partially offset by the absence of cash inflows from land sales.

Cash flows used in financing activities decreased $15.6 million, reflecting the increase in short term debt.
88

Potomac Edison: Internal generation of cash, consisting of cash flows from operations reduced by common dividends, was $49.0 million for the six months ended June 30, 2003, compared to $26.7 million for the prior period.

Cash flows from operations increased by $26.6 million as a result of an increase in affiliated accounts payable and an increase in taxes receivable/payable, net.

Cash flows used in investing activities decreased $1.0 million due to cash received from the sale of land.

Cash flows used in financing activities increased $9.8 million, reflecting the increase in common stock dividends paid to AE and a decrease in affiliated notes payable, offset by the change in short-term debt.

West Penn: Internal generation of cash, consisting of cash flows used in operations reduced by common dividends, was $73.6 million for the six months ended June 30, 2003, compared to $10.3 million for the prior period. Cash flows from operations increased $46.2 due to an increase in cash flows from affiliated and non-affiliated accounts payable and accounts receivable.

Cash flows used in investing activities increased $9.0 million. This was the result of a reduction in cash inflows from the sale of land, partially offset by a decrease in construction expenditures.

Cash flows used in financing activities increased $24.5 million, reflecting a decrease in proceeds from long term debt and short term debt, partially offset by an decrease in common stock dividends paid to AE.

AGC: Internal generation of cash, consisting of cash flows from operations reduced by common dividends, was $38.0 million for the six months ended June 30, 2003, compared to approximately $9.5 million for the prior period. Cash flows from operations increased $28.6 million primarily due to increases in affiliated accounts receivable/payable, net and taxes receivable/payable, net.

Cash flows used in investing increased $1.0 million as a result of an increase in construction expenditures. Cash flows used in financing increased $16.5 million reflecting the payments on short term debt offset by an increase in notes payable to parent.

Financing Debt: For the six months ended June 30, 2003, the following repayments and redemptions of long-term debt were made by registrant:
(In millions)	Issuances	Redemptions
AE	$ 315.0	$ (18.0)
AE Supply	1,662.8	(197.2)
Monongahela	---	(16.3)
Potomac Edison	---	---
West Penn	---	(39.4)
AGC	---	---
Allegheny	$1,977.8	$ (270.9)

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

At June 30, 2003, no registrant had access to any short-term revolving credit facilities or lines of credit with third party financial institutions, beyond that which has been utilized. A $10.0 million facility at Monongahela is classified as current. The facility was renegotiated as part of a $55.0 million revolving credit facility in September 2003. See Note 16, Subsequent Events, for additional information.

A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $0.1 million on $10 million for the twelve months ended June 30, 2004, based on projected short-term borrowings (which excludes the Borrowing Facilities). See "Liquidity Strategy," above, and Note 2, Debt Covenants and Liquidity Strategy, concerning the adequacy of cash flows to meet payment obligations.

OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny's critical accounting policies is included in the 2002 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn and AGC. Allegheny's critical accounting policies have not changed materially from those reported in the 2002 Annual Report on Form 10-K.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows, as well as amending certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. There is no impact on the first and second quarter of 2003. Allegheny is evaluating the potential impact of adopting SFAS No. 149.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegheny's primary market risk exposures are associated with interest rates and commodity prices. Allegheny has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Allegheny's market risks is included in the 2002 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn and AGC. Allegheny's market risks have not changed materially from those reported in the 2002 Annual Report on Form 10-K.

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
(iii)	The hiring of a new Corporate Controller, on October 13, 2003,
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

Allegheny expects to implement all of these corrective actions during the remainder of 2003, and 2004. Before December 31, 2004, Allegheny expects that it will have restored the effectiveness of its internal controls and will no longer need to rely on the performance of additional procedures to ensure the accuracy and completeness of its financial statements.

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

Allegheny has created a Disclosure Committee, which is chaired by Allegheny's General Counsel and currently is comprised of executives, including Allegheny's Chief Risk Officer, Vice President and Controller, Director of Audit Services and Manager of Communications, as well as the senior officers responsible for Allegheny's business segments.  The Disclosure Committee's principal functions are to establish, maintain, monitor and evaluate Allegheny's written disclosure controls and procedures, and to supervise and coordinate the preparation of Allegheny's periodic reports and certain other public communications. Following its formation, the Disclosure Committee adopted formal written disclosure controls and procedures. These newly adopted disclosure controls and procedures will be applicable to Allegheny's future periodic reports and certain public communications.

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

During the third quarter of 2003, on July 25, AE completed the private placement of $300 million aggregate liquidation amount of its 11 7/8 percent Mandatory Convertible Trust Preferred Securities (the Trust Preferred Securities) to a group of private investment funds. AE concluded that the placement qualified for exemptions from registration under the Securities Act of 1933, including under Section 4(2) of the Securities Act and Regulation D under the Securities Act. This conclusion was based on several factors, including representations provided by the purchasers and the placement agents. The aggregate price paid by the purchasers in the private placement was $291 million (97 percent of par) after taking into account the 3 percent issuance discount. AE paid aggregate placement agents' commissions of $11.5 million. AE realized net proceeds after expenses, including fees and expenses of purchasers' and agents' counsel, of $275 million.

The Trust Preferred Securities will be convertible automatically into shares of AE common stock on or after June 15, 2006, in the event that the closing price per share of AE common stock equals or exceeds $15 over a specified averaging period. The Trust Preferred Securities are also convertible at the option of the holders at any time. The Trust Preferred Securities were issued in multiples of $1,000. The conversion price of the Trust Preferred Securities is $12 per AE common share (that is, 83.33 shares per $1,000 principal amount of the Trust Preferred Securities). The Trust Preferred Securities are convertible in the aggregate into 25 million shares of AE common stock. The terms of the Trust Preferred Securities relating to their conversion are subject to anti-dilution and other adjustment provisions.

ITEM 3. DEFAULTS ON SENIOR SECURITIES None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of AE, Monongahela's or AGC's security holders during the second quarter of 2003. AE Supply does not have security holders. Thus, no matters were submitted to a vote of security holders of AE Supply.

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

Third and Fourth Quarter 2003

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
96

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

ITEM 5. OTHER INFORMATION None
97

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
99

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
101

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
102

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
103

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
104

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

(ix)	AE, Inc. on July 23, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of Vice President and General Counsel;
(x)	AE, Inc. on July 25, 2003, Items 7 and 9, announcing that it has completed a private placement of $300 million of convertible trust preferred securities;
(xi)	AE, Inc. on July 30, 2003, Items 7 and 9, announcing that its ATFC has signed a definitive agreement to sell its energy supply contract with the CDWR;
(xii)	AE, Inc. on August 1, 2003, Items 5 and 7, attaching financing documents;
(xiii)	AE Supply on August 1, 2003, Items 5 and 7, attaching financing documents;
(xiv)	Monongahela on August 1, 2003, Items 5 and 7, attaching financing documents;
(xv)	West Penn on August 1, 2003, Items 5 and 7, attaching financing documents; and
(xvi)	AE, Inc. on August 19, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of President of Allegheny Power.
(xvii)	AE, Inc., on September 26, 2003, Items 7 and 9, attaching Press Release regarding announcement of its full year 2002 financial results;
(xviii)	AE, Inc., on September 26, 2003, Items 7 and 9, attaching prepared remarks for the Company's analyst call and accompanying slide presentation;
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
105

Signature Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 19, 2003	ALLEGHENY ENERGY, INC. By: /s/ JEFFREY D. SERKES Jeffrey D. Serkes Senior Vice President and Chief Financial Officer
106