Form 10-Q
period 2003-09-30
WEST PENN POWER CO
filed 2004-01-23
CIK 105839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number	Name of Registrant State of Incorporation Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number
1-267	Allegheny Energy, Inc. (A Maryland Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-5531602

333-72498	Allegheny Energy Supply Company, LLC (A Delaware Limited Liability Company) 4350 Northern Pike Monroeville, Pennsylvania 15146-2841 Telephone (412) 858-1600	23-3020481

1-5164	Monongahela Power Company (An Ohio Corporation) 1310 Fairmont Avenue Fairmont, West Virginia 26554 Telephone (304) 366-3000	13-5229392

1-3376-2	The Potomac Edison Company (A Maryland and Virginia Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-5323955

1-255-2	West Penn Power Company (A Pennsylvania Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5480882

0-14688	Allegheny Generating Company (A Virginia Corporation) 10435 Downsville Pike Hagerstown, Maryland 21740-1766 Telephone (301) 790-3400	13-3079675

This combined Form 10-Q is separately filed by Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company. Information contained in the Form 10-Q relating to Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company is filed by such registrant on its own behalf. Each of Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Allegheny Energy, Inc.	Yes	☒	No	☐
Allegheny Energy Supply Company, LLC	Yes	☐	No	☒
Monongahela Power Company	Yes	☐	No	☒
The Potomac Edison Company	Yes	☐	No	☒
West Penn Power Company	Yes	☐	No	☒
Allegheny Generating Company	Yes	☐	No	☒

Number of shares outstanding of each class of common stock as of December 31, 2003:

Allegheny Energy, Inc.	126,969,238		($1.25 par value)
Allegheny Energy Supply Company, LLC	(a	)
Monongahela Power Company	5,891,000		($50.00 par value)
The Potomac Edison Company	22,385,000		($0.01 par value)
West Penn Power Company	24,361,586		(no par value)
Allegheny Generating Company	1,000		($1.00 par value)

(a)	The registrant is a limited liability company, the interests in which are not represented by shares.

GLOSSARY

I.	The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company.

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of Allegheny Energy, Inc., also a holding company.

AGC	Allegheny Generating Company, an unregulated generation unit of Allegheny Energy, Inc.

Allegheny	Allegheny Energy, Inc. together with its consolidated subsidiaries.

Allegheny Ventures	Allegheny Ventures, Inc., a non-utility, unregulated subsidiary of Allegheny Energy, Inc.

Alliance Energy Services	Alliance Energy Services, LLC, a former indirect subsidiary of Allegheny Ventures, Inc.

Distribution Companies	Collectively, Monongahela Power Company, The Potomac Edison Company, and West Penn Power Company. The Distribution Companies do business as “Allegheny Power.”

Fellon-McCord	Fellon-McCord & Associates, Inc., a former subsidiary of Allegheny Ventures, Inc.

Monongahela	Monongahela Power Company, a regulated subsidiary of Allegheny Energy, Inc.

Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela Power Company.

Potomac Edison	The Potomac Edison Company, a regulated subsidiary of Allegheny Energy, Inc.

West Penn	West Penn Power Company, a regulated subsidiary of Allegheny Energy, Inc.

II.	The following abbreviations and acronyms are used in this report to identify entities and terms relevant to Allegheny’s business and operations:

ARO	Asset retirement obligation

Borrowing Facilities	Agreements entered into on February 25, 2003, and March 13, 2003, by AE, AE Supply, Monongahela, and West Penn with various credit providers to refinance and restructure the majority of AE and AE Supply’s short-term debt

CAAA	Clean Air Act Amendments of 1990

CDWR	California Department of Water Resources

Clean Air Act	Clean Air Act of 1970

EITF	Emerging Issues Task Force

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission (an independent commission within the Department of Energy)

FIN	FASB Interpretation Number

FIN 45	FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”

FIN 46	FIN 46, “Consolidation of Variable Interest Entities”

GAAP	Generally Accepted Accounting Principles of the United States of America

KWh	Kilowatt-hour

LV Cogen	Las Vegas Cogeneration II

MW	Megawatt

MWh	Megawatt-hour

NSR	The New Source Performance Review Standards, or “New Source Review” applicable to facilities deemed “new” sources of emissions

PJM	PJM Interconnection, LLC, a regional transmission organization

PJM West	The commonly used name of the western extension of PJM Interconnection, LLC

PLR	Provider-of-last-resort

PURPA	Public Utility Regulatory Policies Act of 1978

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SFAS No. 71	SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – an amendment of FASB Statement No. 133”, SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133”, and SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”

SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS No. 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”

SFAS No. 149	SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”

T&D	Transmission and Distribution

Williams	Williams Energy Marketing and Trading Company

PART I. FINANCIAL INFORMATION ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS ALLEGHENY ENERGY, INC. Consolidated Statements of Operations

(In thousands, except number of shares and per share data)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2003	2002	2003	2002
Total operating revenues	$637,560	$537,136	$1,712,465	$2,326,834

Cost of revenues:
Fuel consumed for electric generation	160,764	166,095	453,590	436,266
Purchased energy and transmission	82,046	75,060	249,841	265,498
Natural gas purchases	16,198	128,572	137,702	432,099
Deferred energy costs, net	(10,023)	(3,675)	(30,647)	10,908
Other	7,241	37,287	27,427	77,267

Total cost of revenues	256,226	403,339	837,913	1,222,038

Net revenues	381,334	133,797	874,552	1,104,796

Other operating expenses:
Workforce reduction expenses	—	104,170	—	104,170
Operation expense	213,127	218,704	789,309	714,084
Depreciation and amortization	86,039	77,359	243,124	233,226
Taxes other than income taxes	50,301	52,381	161,663	168,570

Total other operating expenses	349,467	452,614	1,194,096	1,220,050

Operating income (loss)	31,867	(318,817)	(319,544)	(115,254)

Other income and (expenses), net (Note 12)	15,154	(34,867)	96,767	(27,844)

Interest charges and preferred dividends:
Interest on debt and other	127,282	81,183	350,930	229,176
Allowance for borrowed funds used during construction and interest capitalized	(2,432)	(3,610)	(15,853)	(9,485)
Dividends on preferred stock of subsidiaries	1,259	1,260	3,778	3,778

Total interest charges and preferred dividends	126,109	78,833	338,855	223,469

Consolidated loss before income taxes, minority interest, and cumulative effect of accounting changes	(79,088)	(432,517)	(561,632)	(366,567)

Federal and state income tax (benefit)	(26,554)	(164,883)	(231,950)	(141,563)

Minority interest (benefit)	(1,537)	(4,618)	(9,122)	(4,602)

Consolidated loss before cumulative effect of accounting changes	(50,997)	(263,016)	(320,560)	(220,402)
Cumulative effect of accounting changes, net of taxes of $12,974 and $79,596	—	—	(20,765)	(130,514)

Consolidated net loss	$(50,997)	$(263,016)	$(341,325)	$(350,916)

Weighted average basic and diluted common shares outstanding	126,959,283	125,691,877	126,800,176	125,460,716

Basic and diluted loss per share:
Consolidated loss before cumulative effect of accounting changes	$(0.40)	$(2.09)	$(2.53)	$(1.76)
Cumulative effect of accounting changes, net	—	—	(0.16)	(1.04)

Consolidated net loss	$(0.40)	$(2.09)	$(2.69)	$(2.80)

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002
Cash flows from operations:
Consolidated net loss	$(341,325)	$(350,916)
Cumulative effect of accounting changes, net	20,765	130,514

Consolidated loss before cumulative effect of accounting changes	(320,560)	(220,402)
Reapplication of SFAS No. 71	(75,824)	—
Depreciation and amortization	243,124	233,226
Amortization of adverse purchase power contract	(14,298)	(17,345)
Loss (gain) on disposal of assets	21,334	(15,033)
Minority interest	(9,122)	(4,602)
Deferred investment credit and income taxes, net	(159,600)	(7,432)
Deferred energy costs, net	(30,647)	10,908
Unrealized losses on commodity contracts, net	483,811	184,497
Workforce reduction expenses	—	94,220
Impairment of unregulated investments	—	38,036
Impairment of generation projects	—	38,488
Changes in certain assets and liabilities:
Accounts receivable, net	100,066	(34,238)
Materials and supplies	(38,163)	(40,487)
Prepaid taxes	(16,252)	(10,185)
Taxes receivable/payable, net	181,433	21,044
Accounts payable	(46,539)	100,765
Benefit plans’ investments	20,993	30,583
Accrued payroll	(12,300)	(32,087)
Interest accrued	22,447	25,653
Purchased options	10,053	(24,075)
Contract termination costs	(47,706)	—
Other, net	18,447	370

	330,697	371,904

Cash flows used in investing:
Acquisition of electric generating assets	(318,435)	—
Construction expenditures	(205,604)	(330,300)
Proceeds from sale of businesses and assets	55,894	16,556

	(468,145)	(313,744)

Cash flows from financing:
Proceeds from credit facilities, notes, and bonds	2,317,257	735,960
Restricted funds on deposit with trustee	(34,175)	605
Proceeds from issuance of common stock	—	647
Payments on credit facilities, notes, and bonds	(417,797)	(352,399)
Cash dividends paid on common stock	—	(145,044)
Short-term debt, net	(1,131,966)	(100,582)

	733,319	139,187

Net change in cash and temporary cash investments	595,871	197,347
Cash and temporary cash investments at January 1	204,231	37,980

Cash and temporary cash investments at September 30	$800,102	$235,327

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and temporary cash investments	$800,102	$204,231
Accounts receivable:
Billed:
Customer	243,599	316,260
Energy trading and other	107,676	93,700
Unbilled	117,195	166,055
Allowance for uncollectible accounts	(43,399)	(29,645)
Materials and supplies (at average cost):
Operating and construction	110,402	111,267
Fuel	111,802	74,768
Taxes receivable	—	185,691
Deferred income taxes	52,667	46,102
Commodity contracts	15,741	156,313
Prepaid taxes	66,209	49,957
Assets held for sale	—	9,259
Restricted funds	111,835	2,351
Other, including current portion of regulatory assets	97,102	77,563

	1,790,931	1,463,872

Property, plant, and equipment:
In service, at original cost	11,632,793	10,976,166
Construction work in progress	162,603	380,959

	11,795,396	11,357,125
Accumulated depreciation	(4,686,817)	(4,474,551)

	7,108,579	6,882,574

Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	367,287	367,287
Benefit plans’ investments	7,538	47,309
Unregulated investments	54,233	56,393
Intangible assets	38,648	38,648
Other	44,520	22,685

	512,226	532,322

Deferred charges:
Commodity contracts	4,870	1,055,160
Regulatory assets	563,809	558,811
Other	142,624	107,540

	711,303	1,721,511

Total assets	$10,123,039	$10,600,279

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY, INC.

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,131,966
Long-term debt due within one year	699,289	257,200
Debentures, notes, and bonds reclassified to current	4,888,410	3,662,201
Accounts payable	326,556	380,019
Taxes accrued – other	92,791	97,049
Adverse power purchase commitments	18,297	19,064
Commodity contracts	41,514	191,186
Interest accrued	85,058	62,611
Other, including current portion of regulatory liabilities	180,067	189,537

	6,331,982	5,990,833

Long-term debt	407,291	115,944

Deferred credits and other liabilities:
Commodity contracts	62,959	590,546
Unamortized investment credit	91,415	96,183
Deferred income taxes	934,506	1,079,151
Obligation under capital leases	34,815	39,054
Regulatory liabilities	51,445	111,967
Adverse power purchase commitments	222,616	236,147
Other	308,114	313,106

	1,705,870	2,466,154

Minority interest	11,685	21,841

Preferred stock of subsidiary	74,000	74,000

Stockholders’ equity:
Common stock	158,761	158,261
Other paid-in capital	1,447,830	1,446,180
Retained earnings	16,564	357,889
Treasury stock	(1,179)	(411)
Accumulated other comprehensive loss	(29,765)	(30,412)

	1,592,211	1,931,507

Commitments and contingencies (Note 16)

Total liabilities and stockholders’ equity	$10,123,039	$10,600,279

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Total operating revenues	$238,224	$(18,074)	$419,223	$670,229

Cost of revenues:
Fuel consumed for electric generation	124,034	130,560	348,601	342,004
Purchased energy and transmission	25,929	28,500	87,184	127,035

Total cost of revenues	149,963	159,060	435,785	469,039

Net revenues	88,261	(177,134)	(16,562)	201,190

Other operating expenses:
Workforce reduction expenses	—	40,880	—	40,880
Operation expense	84,219	92,443	374,843	315,903
Depreciation and amortization	34,629	29,167	96,232	90,911
Taxes other than income taxes	12,412	13,802	42,150	49,075

Total other operating expenses	131,260	176,292	513,225	496,769

Operating loss	(42,999)	(353,426)	(529,787)	(295,579)

Other income and (expenses), net (Note 12)	697	(4,098)	281	(5,291)

Interest charges:
Interest on debt and other	79,453	40,111	219,903	115,421
Interest capitalized	(2,055)	(2,818)	(14,680)	(6,841)

Total interest charges	77,398	37,293	205,223	108,580

Consolidated loss before income taxes, minority interest, and cumulative effect of accounting changes	(119,700)	(394,817)	(734,729)	(409,450)

Federal and state income tax benefit	(42,719)	(150,517)	(294,669)	(157,978)

Minority interest	1,429	1,062	3,617	3,117

Consolidated loss before cumulative effect of accounting changes	(78,410)	(245,362)	(443,677)	(254,589)
Cumulative effect of accounting changes, net of tax of $12,131	—	—	(19,533)	—

Consolidated net loss	$(78,410)	$(245,362)	$(463,210)	$(254,589)

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIAIRES

Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002
Cash flows from (used in) operations:
Consolidated net loss	$(463,210)	$(254,589)
Cumulative effect of accounting changes, net	19,533	—

Consolidated loss before cumulative effect of accounting changes	(443,677)	(254,589)
Depreciation and amortization	96,232	90,911
Loss on disposal of assets	32,802	—
Minority interest in AGC	3,617	3,117
Deferred investment credit and income taxes, net	(113,567)	(16,146)
Unrealized losses on commodity contracts, net	479,419	180,849
Workforce reduction expenses	—	30,930
Impairment of generation projects	—	38,488
Changes in certain assets and liabilities:
Accounts receivable, net	(5,472)	(67,851)
Affiliated accounts payable	(32,290)	(11,302)
Materials and supplies	4,017	(19,575)
Prepaid taxes	(1,680)	(7,311)
Taxes receivable/payable, net	77,192	(32,059)
Accounts payable	(71,561)	91,160
Accrued payroll	13	(32,698)
Interest accrued	16,713	20,472
Purchased options	10,053	(24,075)
Contract termination costs	(47,706)	—
Other, net	32,108	(3,071)

	36,213	(12,750)

Cash flows used in investing:
Acquisition of electric generating facility	(318,435)	—
Construction expenditures	(86,694)	(177,166)
Proceeds from sale of assets	45,835	—

	(359,294)	(177,166)

Cash flows from financing:
Notes payable to parent and affiliates	—	(194,850)
Restricted funds on deposit with trustee	(31,663)	—
Proceeds from credit facilities	1,675,219	644,618
Payments on credit facilities, notes, and bonds	(247,264)	(158,095)
Short-term debt, net	(796,966)	117,251
Parent company contribution	23,448	1,950
Return of member’s capital contribution	(12,674)	—
Dividends paid to minority shareholder	—	(98,033)

	610,100	312,841

Net change in cash and temporary cash investments	287,019	122,925
Cash and temporary cash investments at January 1	58,862	20,909

Cash and temporary cash investments at September 30	$345,881	$143,834

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and temporary cash investments	$345,881	$58,862
Accounts receivable:
Billed:
Customer	38,707	86,842
Energy trading and other	74,442	19,943
Allowance for uncollectible accounts	(2,478)	(1,411)
Materials and supplies (at average cost):
Operating and construction	53,955	55,849
Fuel	40,352	44,469
Taxes receivable	—	69,701
Deferred income taxes	24,634	25,981
Prepaid taxes	19,531	17,851
Prepaid trades	—	2,927
Commodity contracts	19,622	156,704
Restricted funds	107,509	—
Assets held for sale	—	9,259
Other	10,293	20,024

	732,448	567,001

Property, plant, and equipment:
In service, at original cost	5,731,507	5,237,353
Construction work in progress	82,166	245,038

	5,813,673	5,482,391
Accumulated depreciation	(2,166,628)	(2,069,425)

	3,647,045	3,412,966

Investments and other assets:
Excess of cost over net assets acquired (Goodwill)	367,287	367,287
Unregulated investments	27,250	28,850
Other	20,860	7,857

	415,397	403,994

Deferred charges:
Commodity contracts	3,847	1,055,160
Other	83,782	66,165

	87,629	1,121,325

Total assets	$4,882,519	$5,505,286

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY ENERGY SUPPLY COMPANY, LLC, AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
LIABILITIES AND MEMBERS’ EQUITY:
Current liabilities:
Short-term debt	$—	$796,966
Long-term debt due within one year	450,000	114,350
Debentures, notes, and bonds reclassified to current	2,882,056	1,747,785
Accounts payable	177,917	231,960
Accounts payable to affiliates, net	15,732	48,022
Taxes accrued	31,306	23,815
Commodity contracts	41,514	191,186
Interest accrued	49,278	32,565
Other	75,453	68,838

	3,723,256	3,255,487

Long-term debt	91,737	91,719

Deferred credits and other liabilities:
Commodity contracts	62,959	592,471
Unamortized investment credit	60,003	61,710
Deferred income taxes	231,980	356,473
Other	74,668	67,545

	429,610	1,078,199

Minority interest	41,936	31,543

Members’ equity	595,980	1,048,338

Commitments and contingencies (Note 16)

Total liabilities and members’ equity	$4,882,519	$5,505,286

See accompanying Combined Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY, AND SUBSIDIARIES

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Total operating revenues	$199,929	$202,085	$714,996	$664,280

Cost of revenues:
Fuel consumed for electric generation	36,729	35,534	104,989	94,262
Purchased energy and transmission	44,570	39,024	138,068	120,285
Natural gas purchases	16,193	11,799	137,693	85,740
Deferred energy costs, net	(8,467)	(4,403)	(31,409)	7,824

Total cost of revenues	89,025	81,954	349,341	308,111

Net revenues	110,904	120,131	365,655	356,169

Other operating expenses:
Workforce reduction expenses	—	28,566	—	28,566
Operation expense	66,556	63,576	211,492	187,427
Depreciation and amortization	19,503	18,682	54,917	56,016
Taxes other than income taxes	13,413	14,553	43,945	46,837

Total other operating expenses	99,472	125,377	310,354	318,846

Operating income (loss)	11,432	(5,246)	55,301	37,323

Other income and (expenses), net (Note 12)	2,058	737	67,924	5,481

Interest charges:
Interest on debt and other	12,837	12,861	40,167	39,427
Allowance for borrowed funds used during construction and interest capitalized	(229)	(700)	(858)	(2,356)

Total interest charges	12,608	12,161	39,309	37,071

Consolidated income (loss) before income taxes and cumulative effect of accounting change	882	(16,670)	83,916	5,733

Federal and state income tax (benefit) expense	(4,591)	(7,513)	15,705	1,828

Consolidated income (loss) before cumulative effect of accounting change	5,473	(9,157)	68,211	3,905
Cumulative effect of accounting change, net of taxes of $314 and $79,596	—	—	(456)	(115,437)

Consolidated net income (loss)	$5,473	$(9,157)	$67,755	$(111,532)

See accompanying Combined Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY, AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002
Cash flows from operations:
Consolidated net income (loss)	$67,755	$(111,532)
Cumulative effect of accounting change, net	456	115,437

Consolidated income before cumulative effect of accounting change	68,211	3,905
Depreciation and amortization	54,917	56,016
Reapplication of SFAS No. 71	(61,724)	—
Gain on disposal of assets	—	(1,927)
Deferred investment credit and income taxes, net	33,525	7,616
Deferred energy costs, net	(31,409)	7,824
Workforce reduction expenses	—	28,566
Changes in certain assets and liabilities:
Accounts receivable, net	40,540	29,489
Materials and supplies	(41,233)	(14,409)
Prepaid taxes	(4,664)	(3,560)
Taxes receivable/payable, net	252	2,839
Accounts payable	(9,405)	14,945
Affiliated accounts payable	31,251	(18,065)
Interest accrued	3,894	2,845
Other, net	(47)	12,507

	84,108	128,591

Cash flows used in investing:
Construction expenditures	(52,701)	(70,155)
Proceeds from sale of assets	—	3,126
Contribution to affiliate	(9,188)	—

	(61,889)	(67,029)

Cash flows used in financing:
Payments on credit facilities, notes, and bonds	(59,736)	(26,764)
Proceeds from credit facilities, notes, and bonds	53,610	—
Short-term debt, net	—	(14,350)
Notes receivable from affiliates	8,503	47,750
Dividends paid on capital stock:
Preferred stock	(3,778)	(3,777)
Common stock	(26,568)	(21,797)

	(27,969)	(18,938)

Net change in cash and temporary cash investments	(5,750)	42,624
Cash and temporary cash investments at January 1	55,163	4,439

Cash and temporary cash investments at September 30	$49,413	$47,063

See accompanying Combined Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and temporary cash investments	$49,413	$55,163
Accounts receivable:
Billed:
Customer	44,943	68,261
Other	11,525	4,549
Unbilled	33,622	51,137
Allowance for uncollectible accounts	(11,561)	(4,878)
Notes receivable due from affiliates	—	8,503
Materials and supplies (at average cost):
Operating and construction	18,510	18,428
Fuel, including stored gas	71,451	30,300
Deferred energy costs – current	26,119	—
Taxes receivable	25,231	33,018
Prepaid taxes	28,256	23,592
Other, including current portion of regulatory assets	15,102	14,740

	312,611	302,813
Property, plant, and equipment:
In service, at original cost	2,574,872	2,493,002
Construction work in progress	34,175	75,678

	2,609,047	2,568,680
Accumulated depreciation	(1,239,261)	(1,197,134)

	1,369,786	1,371,546
Investments and other assets:
Investment in Allegheny Generating Company	41,927	31,533
Other	11,710	6,275

	53,637	37,808
Deferred charges:
Regulatory assets	113,241	90,496
Unamortized loss on reacquired debt	16,036	11,347
Other	8,880	7,106

	138,157	108,949

Total assets	$1,874,191	$1,821,116

See accompanying Combined Notes to Consolidated Financial Statements.

MONONGAHELA POWER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Debentures, notes, and bonds reclassified to current	$690,315	$690,127
Long-term debt due within one year	56,958	65,923
Accounts payable	54,360	63,765
Accounts payable to affiliates, net	53,656	21,472
Taxes accrued - other	34,264	41,799
Deferred energy costs	—	5,452
Interest accrued	16,722	13,385
Other	20,019	17,564

	926,294	919,487

Long-term debt	28,469	28,477

Deferred credits and other liabilities:
Unamortized investment credit	5,275	6,886
Non-current income taxes payable	41,067	41,067
Deferred income taxes	223,794	177,116
Obligations under capital leases	13,230	14,318
Regulatory liabilities	3,929	50,039
Notes payable to affiliates	14,596	15,529
Other	25,132	16,607

	327,023	321,562

Preferred stock	74,000	74,000

Stockholder’s equity:
Common stock	294,550	294,550
Other paid-in capital	110,177	106,770
Retained earnings	113,678	76,270

	518,405	477,590
Commitments and contingencies (Note 16)

Total liabilities and stockholder’s equity	$1,874,191	$1,821,116

See accompanying Combined Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY, AND SUBSIDIARIES

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Total operating revenues	$218,270	$218,846	$680,035	$640,924

Cost of revenues:
Purchased energy and transmission	156,553	156,529	483,534	447,087
Deferred energy costs, net	(1,554)	727	763	3,084

Total cost of revenues	154,999	157,256	484,297	450,171

Net revenues	63,271	61,590	195,738	190,753

Other operating expenses:
Workforce reduction expenses	—	12,793	—	12,793
Operation expense	25,235	25,527	83,806	77,283
Depreciation and amortization	9,703	9,341	28,658	26,999
Taxes other than income taxes	8,296	5,319	24,117	23,279

Total other operating expenses	43,234	52,980	136,581	140,354

Operating income	20,037	8,610	59,157	50,399

Other income and (expenses), net (Note 12)	628	(160)	19,394	478

Interest charges:
Interest on debt and other	7,796	8,916	23,533	25,249
Allowance for borrowed funds used during construction and interest capitalized	(97)	(25)	(214)	24

Total interest charges	7,699	8,891	23,319	25,273

Consolidated income (loss) before income taxes and cumulative effect of accounting change	12,966	(441)	55,232	25,604

Federal and state income tax expense (benefit)	3,671	(142)	16,294	8,250

Consolidated income (loss) before cumulative effect of accounting change	9,295	(299)	38,938	17,354
Cumulative effect of accounting change, net of taxes of $50	—	—	(79)	—

Consolidated net income (loss)	$9,295	$(299)	$38,859	$17,354

See accompanying Combined Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY, AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002
Cash flows from operations:
Consolidated net income	$38,859	$17,354
Cumulative effect of accounting change, net	79	—

Consolidated income before cumulative effect of accounting change	38,938	17,354
Reapplication of SFAS No. 71	(14,100)	—
Depreciation and amortization	28,658	26,999
Gain on disposal of assets	(1,885)	—
Deferred energy costs, net	763	3,084
Deferred investment credit and income taxes, net	10,275	6,380
Workforce reduction expenses	—	12,793
Changes in certain assets and liabilities:
Accounts receivable, net	17,392	(1,223)
Materials and supplies	379	(2,104)
Taxes receivable/payable, net	13,475	697
Prepaid taxes	(826)	5,419
Accounts payable	9,025	(501)
Accounts payable to affiliates, net	(5,242)	4,410
Interest accrued	5,763	5,761
Other, net	(71)	5,106

	102,544	84,175

Cash flows used in investing:
Construction expenditures	(38,750)	(33,942)
Proceeds from sale of businesses and assets	1,087	—

	(37,663)	(33,942)

Cash flows used in financing:
Short-term debt, net	—	(24,197)
Notes payable to affiliates	(8,500)	(5,300)
Dividends on common stock to parent	(22,385)	(18,356)

	(30,885)	(47,853)

Net change in cash and temporary cash investments	33,996	2,380
Cash and temporary cash investments at January 1	3,169	1,608

Cash and temporary cash investments at September 30	$37,165	$3,988

See accompanying Combined Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and temporary cash investments	$37,165	$3,169
Accounts receivable:
Billed:
Customer	61,261	62,033
Other	6,230	4,759
Unbilled	29,014	46,171
Allowance for uncollectible accounts	(4,413)	(3,479)
Long-term notes receivable due in one year	1,179	—
Materials and supplies (at average cost)	13,092	13,471
Taxes receivable	14,962	31,734
Deferred income taxes	3,019	3,022
Prepaid taxes	9,188	8,362
Other	3,790	1,291

	174,487	170,533

Property, plant, and equipment:
In service, at original cost	1,497,244	1,472,006
Construction work in progress	21,150	10,124

	1,518,394	1,482,130
Accumulated depreciation	(593,354)	(566,796)

	925,040	915,334

Investments and other assets	3,281	4,380

Deferred charges:
Regulatory assets	53,601	53,632
Unamortized loss on reacquired debt	10,355	10,955
Other	6,843	6,846

	70,799	71,433

Total assets	$1,173,607	$1,161,680

See accompanying Combined Notes to Consolidated Financial Statements.

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Notes and bonds reclassified to current	$416,197	$416,026
Notes payable to affiliates	—	8,500
Accounts payable	27,477	18,452
Accounts payable to affiliates, net	35,557	40,799
Taxes accrued:
Federal and state income	—	919
Other	12,280	14,658
Deferred energy costs	2,229	2,229
Interest accrued	10,772	5,009
Other	14,380	11,758

	518,892	518,350

Deferred credits and other liabilities:
Unamortized investment credit	7,846	8,585
Noncurrent income taxes payable	45,244	45,244
Deferred income taxes	167,008	155,726
Obligations under capital leases	9,258	10,287
Regulatory liabilities	8,051	21,740
Other	4,772	5,686

	242,179	247,268

Stockholder’s equity:
Common stock	224	224
Other paid-in capital	221,144	221,144
Retained earnings	191,168	174,694

	412,536	396,062
Commitments and contingencies (Note 16)

Total liabilities and stockholder’s equity	$1,173,607	$1,161,680

See accompanying Combined Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY, AND SUBSIDIARIES

Consolidated Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Total operating revenues	$282,301	$296,988	$847,831	$858,916

Cost of revenues:
Purchased energy and transmission	166,658	172,300	503,398	505,567

Net revenues	115,643	124,688	344,433	353,349

Other operating expenses:
Workforce reduction expenses	—	19,975	—	19,975
Operation expense	35,771	33,212	116,958	120,424
Depreciation and amortization	21,424	19,146	61,149	56,237
Taxes other than income taxes	15,915	18,193	50,643	48,050

Total other operating expenses	73,110	90,526	228,750	244,686

Operating income	42,533	34,162	115,683	108,663

Other income and (expenses), net (Note 12)	13,763	(964)	15,901	15,199

Interest charges:
Interest on debt and other	9,691	11,658	30,308	35,993
Allowance for borrowed funds used during construction	(51)	(68)	(101)	(311)

Total interest charges	9,640	11,590	30,207	35,682

Consolidated income before income taxes and cumulative effect of accounting change	46,656	21,608	101,377	88,180

Federal and state income tax expense	15,526	6,300	32,980	28,504

Consolidated income before cumulative effect of accounting change	31,130	15,308	68,397	59,676
Cumulative effect of accounting change, net of taxes of $474	—	—	(690)	—

Consolidated net income	$31,130	$15,308	$67,707	$59,676

See accompanying Combined Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY, AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002
Cash flows from operations:
Consolidated net income	$67,707	$59,676
Cumulative effect of accounting change, net	690	—

Consolidated income before cumulative effect of accounting change	68,397	59,676
Depreciation and amortization	61,149	56,237
Amortization of adverse purchase power contract	(14,298)	(17,345)
Gain on disposal of assets	(9,583)	(13,106)
Deferred investment credit and income taxes, net	3,122	10,912
Workforce reduction expenses	—	19,975
Changes to certain assets and liabilities:
Accounts receivable, net	22,583	3,778
Materials and supplies	(1,361)	(1,063)
Prepaid taxes	(9,079)	(4,694)
Taxes receivable/payable, net	(3,586)	(7,201)
Accounts payable	10,935	(4,892)
Affiliated accounts payable	(2,942)	23,989
Interest accrued	2,601	2,922
Other, net	(5,533)	4,034

	122,405	133,222

Cash flows used in investing:
Construction expenditures	(27,219)	(46,663)
Proceeds from sale of assets	9,726	13,429

	(17,493)	(33,234)

Cash flows used in financing:
Payments of notes and bonds	(57,441)	(156,409)
Proceeds from long-term debt	—	79,690
Notes receivable from affiliates	—	4,750
Notes payable to affiliates	—	15,650
Dividends paid on common stock to parent	(29,234)	(40,440)

	(86,675)	(96,759)

Net change in cash and temporary cash investments	18,237	3,229
Cash and temporary cash investments at January 1	37,737	6,257

Cash and temporary cash investments at September 30	$55,974	$9,486

See accompanying Combined Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and temporary cash investments	$55,974	$37,737
Accounts receivable:
Billed:
Customer	75,809	79,964
Other	5,875	8,661
Unbilled	54,559	68,746
Allowance for uncollectible accounts	(15,860)	(14,405)
Materials and supplies (at average cost)	17,956	16,595
Taxes receivable	1,799	7,966
Deferred income taxes	12,223	13,986
Prepaid taxes	9,079	—
Regulatory assets	35,411	34,776
Other	7,350	5,328

	260,175	259,354
Property, plant, and equipment:
In service, at original cost	1,763,141	1,724,221
Construction work in progress	20,875	27,595

	1,784,016	1,751,816
Accumulated depreciation	(670,381)	(626,696)

	1,113,635	1,125,120

Investments and other assets	7,540	3,333

Deferred charges:
Regulatory assets	388,859	406,575
Unamortized loss on reacquired debt	3,603	3,988
Other	4,233	7,751

	396,695	418,314

Total assets	$1,778,045	$1,806,121

See accompanying Combined Notes to Consolidated Financial Statements.

WEST PENN POWER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Long-term debt due within one year	$158,551	$75,996
Notes and bonds reclassified to current	370,333	510,229
Accounts payable	39,389	28,454
Accounts payable to affiliates, net	42,724	45,666
Taxes accrued:
Federal and state income	—	—
Other	6,775	16,528
Interest accrued	4,648	2,047
Adverse power purchase commitments	18,297	19,064
Other	17,095	16,458

	657,812	714,442
Deferred credits and other liabilities:
Unamortized investment credit	18,292	19,003
Noncurrent income taxes payable	24,017	24,017
Deferred income taxes	300,886	298,154
Obligations under capital leases	10,277	12,064
Regulatory liabilities	13,843	13,936
Adverse power purchase commitments	222,616	236,147
Other	10,804	7,333

	600,735	610,654
Stockholder’s equity:
Common stock	65,842	65,842
Other paid-in capital	248,407	248,407
Retained earnings	205,249	166,776

	519,498	481,025
Commitments and contingencies (Note 16)

Total liabilities and stockholder’s equity	$1,778,045	$1,806,121

See accompanying Combined Notes to Consolidated Financial Statements.

ALLEGHENY GENERATING COMPANY

Statements of Operations

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Affiliated operating revenues	$17,997	$16,222	$52,434	$47,748

Operating expenses:
Workforce reduction expenses	—	17	—	17
Operation expense	1,381	1,504	4,092	3,941
Depreciation	4,251	4,247	12,787	12,741
Taxes other than income taxes	855	904	2,564	2,717

Total operating expenses	6,487	6,672	19,443	19,416

Operating income	11,510	9,550	32,991	28,332

Other income and (expenses), net (Note 12)	31	4	155	5

Interest on debt and other	2,925	3,057	10,109	8,807

Income before income taxes	8,616	6,497	23,037	19,530

Federal and state income tax expense	2,397	1,890	7,292	5,978

Net income	$6,219	$4,607	$15,745	$13,552

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

Statements of Cash Flows

	Unaudited Nine Months Ended September 30,
(In thousands)	2003	2002
Cash flows from operations:
Net income	$15,745	$13,552
Depreciation	12,787	12,741
Deferred investment credit and income tax, net	(4,658)	(5,702)
Changes in certain assets and liabilities:
Materials and supplies	(82)	(9)
Taxes receivable/payable, net	13,598	1,299
Accounts payable	1	466
Affiliated accounts receivable/payable, net	13,096	4,531
Interest accrued	(2,281)	(2,358)
Other, net	773	216

	48,979	24,736
Cash flows used in investing:
Construction expenditures	(3,863)	(1,395)

Cash flows used in financing:
Notes payable to affiliate	30,000	(62,850)
Payments on credit facilities, notes, and bonds	(50,000)	—
Contribution from parent	40,000	—
Short-term debt, net	(55,000)	55,000
Cash dividends paid on common stock	(10,500)	(10,500)

	(45,500)	(18,350)

Net change in cash and temporary cash investments	(384)	4,991
Cash and temporary cash investments at January 1	2,104	11

Cash and temporary cash investments at September 30	$1,720	$5,002

See accompanying Combined Notes to Financial Statements.

ALLEGHENY GENERATING COMPANY

Balance Sheets

	Unaudited
(In thousands)	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and temporary cash investments	$1,720	$2,104
Accounts receivable from parents/affiliates, net	—	11,807
Materials and supplies (at average cost)	2,311	2,229
Taxes receivable affiliated/nonaffiliated	—	11,929
Other	563	363

	4,594	28,432
Property, plant, and equipment:
In service, at original cost	830,282	829,428
Construction work in progress	7,079	4,070

	837,361	833,498
Accumulated depreciation	(290,877)	(278,090)

	546,484	555,408
Deferred charges:
Regulatory assets	8,108	8,108
Unamortized loss on reacquired debt	4,947	5,368
Other	110	237

	13,165	13,713

Total assets	$564,243	$597,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$55,000
Long-term debt due within one year	—	50,000
Debentures reclassified as current	99,352	99,273
Accounts payable to affiliates, net	1,289	—
Taxes accrued	1,669	—
Other	1,303	3,238

	103,613	207,511

Long-term note payable to parent	30,000	—

Deferred credits and other liabilities:
Unamortized investment credit	40,243	41,233
Deferred income taxes	164,050	167,089
Regulatory liabilities	25,622	26,252
Taxes payable to affiliates – long-term	18,199	18,199
Other	2	—

	248,116	252,773

Stockholders’ equity:
Common stock	1	1
Other paid-in capital	172,669	132,669
Retained earnings	9,844	4,599

	182,514	137,269

Total liabilities and stockholders’ equity	$564,243	$597,553

See accompanying Combined Notes to Financial Statements.

ALLEGHENY ENERGY, INC.

Combined Notes to Consolidated Financial Statements

September 30, 2003

(UNAUDITED)

The notes to the consolidated financial statements that follow are a combined presentation for Allegheny and its subsidiary registrants. The following chart indicates the registrants to which the footnotes apply:

Note	Allegheny	AE Supply	Monongahela	Potomac Edison	West Penn	AGC
1. Basis of Presentation	X	X	X	X	X	X

2. Debt Covenants and Liquidity Strategy	X	X	X	X	X	X

3. Energy Trading Activities	X	X

4. Assets Held for Sale	X	X

5. Goodwill and Other Intangible Assets	X		X	X	X

6. Workforce Reduction Expenses	X	X	X	X	X	X

7. Derivative Instruments and Hedging Activities	X	X

8. Other Comprehensive Income (Loss)	X	X

9. Business Segments	X		X

10. Accounting for the Effects of Price Deregulation	X		X	X	X

11. Loss Per Share	X

12. Other Income and Expenses, Net	X	X	X	X	X	X

13. Asset Retirement Obligations	X	X	X	X	X

14. Guarantees	X	X

15. Variable Interest Entities	X	X	X	X	X

16. Commitments and Contingencies	X	X	X	X	X

17. Subsequent Events	X	X

ALLEGHENY ENERGY, INC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

Allegheny Energy, Inc. (AE) together with its consolidated subsidiaries (Allegheny) delayed the filing of its various reports including the annual report on Form 10-K for 2002 and quarterly reports on Form 10-Q for the third quarter of 2002 and the first, second, and third quarters of 2003, with the Securities and Exchange Commission (SEC), as the result of a comprehensive accounting review of its financial processes, records, and internal controls. The accompanying unaudited interim financial statements of Allegheny Energy, Inc., together with its consolidated subsidiaries, should be read in conjunction with the Annual Report on the combined Form 10-K of Allegheny Energy, Inc.; Allegheny Energy Supply Company, LLC; Monongahela Power Company; The Potomac Edison Company; West Penn Power Company; and Allegheny Generating Company for the year ended December 31, 2002.

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

In the opinion of management, the unaudited interim financial statements reflect all normal recurring adjustments which are necessary for a fair presentation of the consolidated results of operations for the three and nine months ended September 30, 2003, and 2002; cash flows for the nine months ended September 30, 2003, and 2002; and financial position at September 30, 2003, and December 31, 2002. Because of the seasonal nature of Allegheny’s utility operations at Monongahela, Potomac Edison, and West Penn, results for the three and nine months ended September 30, 2003, are not necessarily indicative of results that may be expected for the year ending December 31, 2003. For more information on the seasonal nature, see Part I, Item 1, Risk Factors, Other Risk Factors Associated with Our Business, in Allegheny’s 2002 Annual Report on Form 10-K.

Certain amounts in the December 31, 2002, consolidated balance sheets for Allegheny, AE Supply, and West Penn have been reclassified for comparative purposes.

Federal and State Income Taxes. The provision for income tax expense for earnings from operations and/or the income tax benefit for losses from operations results in an effective income tax rate, which differs from the federal statutory rate of 35.0 percent, principally due to state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

Stock-Based Employee Compensation. Allegheny maintains a stock-based employee compensation plan, which is described in greater detail in Item 8, Note 18, Stock-Based Compensation, to the consolidated financial statements of Allegheny’s 2002 Annual Report on Form 10-K. There were 1,210,000 stock options deemed granted in the period from July 1, 2003 through September 30,

2003, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, 1,500,000 stock options were deemed granted in the period from April 1, 2003 through June 30, 2003 in accordance with SFAS No. 123. There were no stock options granted during the first quarter of 2003.

Allegheny accounts for stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense has been recognized in consolidated net loss, as all options granted under the plan had an exercise price that equaled the market price of the underlying stock on the date of the grant. Allegheny adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123,” effective for interim periods beginning after December 15, 2002. The following table illustrates the effect on consolidated net loss and loss per share as if Allegheny had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2003	2002	2003	2002
Consolidated net loss, as reported	$(51.0)	$(263.0)	$(341.3)	$(350.9)
Add:
Stock-based employee compensation included in consolidated net loss, net of related tax effects	2.2	—	2.4	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2.4	1.0	2.9	3.1

Consolidated net loss, pro forma	$(51.2)	$(264.0)	$(341.8)	$(354.0)

Loss per share (basic and diluted):
As reported	$(0.40)	$(2.09)	$(2.69)	$(2.80)
Pro forma	$(0.40)	$(2.10)	$(2.70)	$(2.82)

NOTE 2: DEBT COVENANTS AND LIQUIDITY STRATEGY

Debt Covenants

In October 2002, Allegheny announced that AE, AE Supply, and AGC were in default under their principal credit agreements after AE Supply declined to post additional collateral in favor of several trading counterparties. The requests for additional collateral resulted from a downgrade in Allegheny’s credit rating below investment grade by Moody’s Investors Services, Inc. During the period November 2002 through February 2003, AE, AE Supply, and AGC obtained waivers of, and amended, certain covenants to these principal credit agreements. The total debt classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” in the accompanying consolidated balance sheets related to such defaults was approximately $4,888.4 million at September 30, 2003. See the discussion below concerning other defaults on additional long-term debt that also resulted in the classification of that debt as current.

Allegheny refinanced existing debt and issued new debt on February 25, 2003 and March 13, 2003, as the result of its entry into the Borrowing Facilities, as described below. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for both Allegheny and AE Supply for additional information regarding the Borrowing Facilities. Issuance costs associated with the Borrowing Facilities totaled $46.6 million, of which $46.3 million has been deferred and will be amortized using the effective interest rate method over the life of the Borrowing Facilities.

AE, AE Supply, Monongahela, and West Penn entered into agreements (Borrowing Facilities) totaling $2,447.8 million with various credit providers to refinance and restructure the bulk of AE and AE Supply’s short-term debt.

Following is a summary of the terms of the Borrowing Facilities:

1.	Facilities at AE, Monongahela, and West Penn:

•	A $305.0 million unsecured facility with AE, Monongahela, and West Penn as the designated borrowers, and under which AE has utilized the full facility amount. Borrowings under this facility bear interest at a London Interbank Offering Rate (LIBOR) based rate plus a margin of five percent or a designated money center bank’s base rate plus a margin of four percent. This facility requires quarterly amortization payments of $7.5 million;

•	A $25.0 million unsecured credit facility at AE. This facility had an interest rate of a designated money center bank’s base rate plus a margin of four percent and was retired in July 2003; and

•	A $10.0 million unsecured credit facility at Monongahela. On September 24, 2003, this facility was renegotiated as part of a $55 million revolving facility of which $53.6 million was drawn. The remainder of the facility is no longer available. The interest on the facility is dependent upon the type of advance and consists of a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. As of December 31, 2003, the LIBOR-based rate was approximately 4.63 percent. This facility matures in September 2004.

2.	Facilities at AE Supply:

•	A $987.7 million credit facility (the Refinancing Credit Facility) at AE Supply, of which $893.4 million is secured by substantially all of the assets of AE Supply. Borrowings under the facility bear initial interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent on the secured portion. The interest rate margin applicable to unsecured borrowings under the facility is 10.5 percent. This facility requires amortization payments of approximately $23.6 million in September 2004, and $117.8 million in December 2004, and matures in April 2005;

•	A $470.0 million credit facility, of which $420.0 million was drawn and $50.0 million is no longer committed. The facility is secured by substantially all of AE Supply’s assets. Borrowings under the facility bear interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent. In December 2003, $250.0 million of the facility was repaid. This facility requires a final amortization payment of $170.0 million in September 2004; and

•	A $270.1 million credit facility (the Springdale Credit Facility) associated with the financing of the construction of AE Supply’s new generating facility in Springdale, Pennsylvania and which is secured by a combination of that facility and substantially all of AE Supply’s assets. Borrowings under the facility bear interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent, on the portion secured by substantially all of AE Supply’s assets. The interest rate margin applicable to the remainder of the borrowings under the facility is 10.5 percent. This facility requires amortization payments of $6.4 million in September 2004, and $32.2 million in December 2004, and matures in April 2005.

In addition, $380.0 million of indebtedness related to the discontinued St. Joseph, Indiana generating project, in the form of A-Notes, was restructured and assumed by AE Supply. Of this debt, $343.7 million is secured by substantially all the assets of AE Supply, other than its new generating facility in Springdale, Pennsylvania. The secured portion of this debt bears an interest rate of 10.25 percent, and the unsecured portion bears interest at 13.0 percent. This debt matures in November 2007.

The $420.0 million borrowed by AE Supply under the $470.0 million facility represents new liquidity. The Borrowing Facilities at AE Supply also refinanced $1,637.8 million of existing debt and letters of credit, including $894.9 million outstanding under various credit agreements, and $270.1 million outstanding related to the construction of AE Supply’s generating facility in Springdale, Pennsylvania, which went into commercial operation in July 2003. The Borrowing Facilities at AE, Monongahela, and West Penn refinanced $340.0 million of existing debt and letters of credit.

Until August 1, 2003, after certain conditions associated with securing the collateral under the Borrowing Facilities were met on July 19, 2003, the LIBOR component charged AE Supply under the Borrowing Facilities with respect to secured borrowings had a two percent floor. Also, since AE Supply was unable to secure all of the Borrowing Facilities and the restructured A-Note debt before July 31, 2003, the interest rates charged on the amounts not so secured increased to a spread of 10.5 percent over the applicable LIBOR-based rate, which contains a two percent floor for unsecured borrowings, or the designated money center bank’s base rate for the Refinancing Credit Facility and the Springdale Credit Facility, and the interest rate increased to 13.0 percent for the unsecured portion of the $380.0 million A-Note debt retroactively to February 25, 2003, the closing date of the Borrowing Facilities. The total amounts unsecured under the Refinancing Credit Facility, the Springdale Credit Facility, and the A-Note debt are approximately $94.3 million, $175.8 million, and $36.3 million, respectively.

AE Supply utilized $2,057.8 million under the Borrowing Facilities and the restructured A-Notes. Of the total, either AE Supply’s new generating facility in Springdale, Pennsylvania or substantially all of AE Supply’s assets secured $1,927.2 million. A covenant in AE Supply’s public debt places limitations, with certain exceptions, upon the issuance of secured debt. This limitation will constrain AE Supply’s ability to borrow additional funds until outstanding debt is reduced.

The interest rates payable by AE Supply under certain parts of the Borrowing Facilities are tied to AE Supply’s credit ratings. Should AE Supply’s credit ratings improve from its current ratings to certain specified higher ratings, the rate of interest AE Supply would be required to pay under the Refinanced Credit Facility and the Springdale Credit Facility could decrease by 0.5 percent to 1.0 percent for the secured portion of those credit facilities.

Allegheny is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

•	fixed-charge coverage ratio of 1.10 through the first quarter of 2005; and

•	maximum debt-to-capital ratio of 75 percent in 2003 and 72 percent in 2004 and the first quarter of 2005.

AE Supply also is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

•	minimum earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreements, of $100.0 million by June 30, 2003, increasing to $304 million by December 31, 2003, to $430.0 million in increments for the 12 months ending each quarter through the first quarter of 2005;

•	interest coverage ratio of not less than 0.75 through June 30, 2003, increasing to 1.10 by December 31, 2003, 1.50 by December 31, 2004, through the first quarter of 2005; and

•	minimum net worth of $800.0 million (subject to downward adjustment under specific circumstances).

Effective July 22, 2003, Allegheny and AE Supply were granted waivers from compliance with all of the above financial tests for the first and second quarters of 2003. Effective August 22, 2003, Allegheny and AE Supply received additional waivers of the financial tests for the third quarter of 2003. Effective December 22, 2003, Allegheny and AE Supply received additional waivers of financial tests for the fourth quarter of 2003. During the third quarter of 2003, Allegheny paid $2.2 million to obtain these waivers.

The Borrowing Facilities also have provisions requiring prepayments out of the proceeds of asset sales and debt and equity issuances, as follows:

•	75 percent of the net proceeds of sales of assets of Allegheny (excluding AE Supply and its subsidiaries) up to $400.0 million, and 100 percent thereafter;

•	75 percent of the net proceeds of sales of assets of AE Supply and its subsidiaries up to $800.0 million, and 100 percent thereafter, excluding AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of any sale of AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of debt issuances (excluding specified exemptions, including an exemption of up to $50 million for the Distribution Companies and refinancings meeting certain criteria);

•	100 percent of net proceeds from equity issuances;

•	50 percent of Allegheny’s (excluding AE Supply and its subsidiaries) excess cash flow (as defined in the Borrowing Facilities); and

•	50 percent of AE Supply’s excess cash flow (as defined in the Borrowing Facilities).

The Borrowing Facilities also contain restrictive covenants that limit Allegheny’s ability to: borrow funds; incur liens; enter into a merger or other change of control transaction; sell assets; make investments; prepay indebtedness; amend contracts; pay dividends and other distributions on Allegheny’s equity; and operate Allegheny’s business, by requiring it to adhere to an agreed business plan.

Substantially all of the debt of AE, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC remains classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” as the result of noncompliance with certain financial reporting covenants. Allegheny and AE Supply have obtained waivers of these covenants for each of the quarterly reporting periods through December 31, 2003. For the debt obligations at Monongahela, Potomac Edison, West Penn, and AGC, the classification as current is the result of noncompliance with certain reporting requirements in their various indenture agreements. See Item 8, Note 3, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for Monongahela, Potomac Edison, and West Penn, and Item 8, Note 2, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for AGC for additional information regarding the nature of these financial reporting covenant violations.

The debt holders have not provided Monongahela, Potomac Edison, West Penn, and AGC with any notices of default under the agreements. Such notices, if received, would allow Monongahela, Potomac Edison, West Penn, and AGC either 30 or 60 days to cure their respective noncompliance before the debt holders could accelerate the due dates of the debt obligations.

On September 29, 2003, Mountaineer obtained waivers with respect to its Note Purchase Agreements extending the respective agreements’ covenant due dates for its 2002 annual audited financial statements until October 31, 2003. Also, Mountaineer has obtained waivers from its obligation to deliver unaudited financial statements to the noteholders for the first, second, and third quarters of 2003. Mountaineer provided its 2002 annual audited financial statements to noteholders on October 31, 2003. Mountaineer provided its first quarter 2003 financial statements to the noteholders on December 30, 2003. Mountaineer is required to deliver the second and third quarter 2003 unaudited financial statements to the noteholders by January 29, 2004.

Liquidity Strategy

Allegheny has prepared its financial statements assuming that it will continue as a going concern. However, Allegheny’s noncompliance with certain of its reporting obligations under its debt covenants (described above) and the resultant classification of certain debt as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on its 2002 financial statements contained within the 2002 Annual Report on Form 10-K that indicates there is substantial doubt about Allegheny’s ability to continue as a going concern (a “Going Concern” opinion). The 2002 financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Allegheny has adopted a long-term strategy of focusing on the core generation and T&D businesses in which it has been historically engaged. Allegheny will seek, consistent with regulatory constraints, to manage its business lines as an integrated whole. Implementing this strategy will be a significant challenge, in part, because of the continuing legacy of past transactions that have negatively affected Allegheny’s operations and financial condition.

Allegheny has taken a number of recent actions to improve its financial condition. These steps include substantial senior management changes; completion of key financing transactions, including the refinancing of principal credit facilities (as discussed above); a private placement of certain securities; exiting from Western United States energy markets; refocusing trading activities; asset sales; restructuring and cost reduction initiatives; and improving internal controls and reporting.

Private Placement: On July 24, 2003, Allegheny obtained $291 million ($275 million after deducting various fees and placement agents’ commissions) from its issuance to a wholly-owned special purpose finance subsidiary of AE, Allegheny Capital Trust I (Capital Trust), of units consisting of $300 million principal amount of 11 7/8 percent Notes due 2008 and warrants for the purchase of up to 25 million shares of AE’s common stock, exercisable at $12 per share. The warrants are mandatorily exercisable if AE’s common stock price equals or exceeds $15 per share over a specified averaging period occurring after June 15, 2006. The warrants are stapled to the Notes and may be exercised only through the tender of the Notes. The finance subsidiary obtained proceeds required to purchase the units by issuing $300 million liquidation amount of its 11 7/8 percent Mandatorily-Convertible Trust Preferred Securities to investors in a private placement. The holder of a preferred security is entitled to distributions on a corresponding principal amount of Notes and may direct the exercise of warrants stapled to the Notes in order to convert the preferred securities into AE common stock. AE fully and unconditionally guarantees Capital Trust’s payment obligations under the preferred securities. Allegheny’s consolidated balance sheets reflect the Notes as long-term debt. The Notes and AE’s guarantee of Capital Trust’s payment obligations are subordinated only to indebtedness arising under the agreements governing certain of AE’s indebtedness under the Borrowing Facilities, and may be subordinated to indebtedness incurred to refinance such indebtedness.

Exiting from Western United States Energy Markets: Allegheny worked throughout 2003 to accomplish AE Supply’s effective exit from the Western United States energy markets. Its positions based in the Western United States had been a substantial source of earnings and cash flow volatility and risk, and trading in these markets does not fit with Allegheny’s new business model.

Renegotiation and Sale of CDWR Contract. In June 2003, AE Supply entered into a settlement agreement with the State of California to resolve the state’s litigation regarding its power supply contracts with the CDWR. The terms of the settlement reduced the volume of power to be delivered from 2005-2011 and reduced the sale price of off-peak power to be delivered from 2004-2011, which in turn substantially reduced the value of the contract. (See Item 8, Notes 26 and 23, Commitments and Contingencies, of AE’s and AE Supply’s 2002 Annual Report on Form 10-K, respectively, under “Other Litigation-Settlement of Litigation Related to Power Supply Contracts with the CDWR” for additional information.) On September 15, 2003, Allegheny closed the sale of the CDWR contract and associated hedge transactions, to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc., for approximately $354 million. Allegheny has applied $214 million of the sale proceeds to required payments under agreements entered into to terminate tolling agreements with Williams Energy Marketing and Trading Company (Williams) and Las Vegas Cogeneration II (LV Cogen), a unit of Black Hills Corporation, as described below. Allegheny will apply an additional $28 million of the proceeds to make required payments in March and September of 2004 under the agreement with Williams. Approximately $26 million is being held in a pledged account for the benefit of AE Supply’s creditors. This arrangement is intended to enhance AE Supply’s ability to refinance certain unsecured borrowings. Approximately $71 million of the sale proceeds were placed in escrow for the benefit of J. Aron & Company, pending Allegheny’s fulfillment of certain post-closing requirements. When the escrowed funds are released, approximately $50 million will be added to the pledged account and AE Supply will receive the balance. The remaining $15 million of sale proceeds have been used to partially offset certain of the hedges related to the CDWR contract and to pay fees and expenses associated with the transaction.

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

Termination of LV Cogen Toll. In mid-September 2003, AE Supply terminated its 222 MW tolling agreement with LV Cogen. Allegheny made a $114 million termination payment to LV Cogen after the closing of the sale of the CDWR contract.

In September 2003, AE Supply exited the Western United States energy trading markets, including all related contracts and hedge agreements. As a result, Allegheny recorded a net loss of approximately $101.6 million and $520 million for the three and nine months ended September 30, 2003, respectively. This loss is recorded as a component of net revenues in the consolidated statements of operations for the three and nine months ended September 30, 2003. This loss was determined without including the approximately $71 million of sale proceeds that were placed in escrow pending Allegheny’s fulfillment of certain post-closing requirements.

Refocusing Trading Activities: Adoption of Asset-Based Trading Strategy. AE Supply is reorienting its trading operations from high-volume financial trading in national markets to asset optimization and hedging within its region. AE Supply implemented this rebalancing by exiting the Western United States energy markets, together with unwinding other substantial non asset-based trading positions, which has enabled AE Supply to reduce its long-term trading-related cash outflows and collateral obligations. AE Supply is seeking to concentrate its efforts in the PJM, Midwest, and Mid-Atlantic markets where it has a physical presence and greater market knowledge. Ultimately, AE Supply intends to conduct asset optimization and hedging activities with the primary objective of locking in cash flows associated with AE Supply’s portfolio of core physical generating and load positions.

As part of refocusing its activities, AE Supply moved its energy marketing operations from New York to Monroeville, Pennsylvania in May 2003. This transition resulted in ongoing cost savings and improved integration with AE Supply’s generation activity. The reduced staffing levels reflect the newly revised focus of the trading function. Management believes that both trading and marketing and generation operations can be enhanced by locating trading personnel closer to personnel managing AE Supply’s generating assets. Personnel involved in the separate functions can be cross-trained and will be better positioned to enhance the relationship between the two functions.

Asset Sales: In 2002, Allegheny announced that it was considering asset sales as part of an overall strategy to address its liquidity requirements. Allegheny has achieved the sale of its most significant assets with a nexus to the Western United States. Allegheny has also closed the sale of its interest in the Conemaugh Generating Station (Conemaugh), as described below. Allegheny continues to consider the sale of additional assets, especially non-core assets, including Mountaineer.

Land Sales. Effective February 14, 2002, West Penn, through its subsidiary, The West Virginia Power & Transmission Company, sold 12,000 acres of land in Canaan Valley, West Virginia, to the U.S. Fish & Wildlife Service for $16 million. Effective December 18, 2002, it also sold a 2,468 acre tract of land for $6.9 million and made a charitable contribution of a 740 acre tract in Canaan Valley, West Virginia, to Canaan Valley Institute.

Fellon-McCord and Alliance Energy Services, LLC. Effective December 31, 2002, AE sold Fellon-McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC, (Alliance Energy Services) a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million.

Conemaugh Generating Station. On June 27, 2003, AE Supply completed the sale of its 83 MW share of the coal-fired Conemaugh Generating Station, located near Johnstown, Pennsylvania, to a subsidiary of UGI Development Corporation (UGI), for approximately $46.3 million, which does not include a contingent amount of $5 million. This contingent amount could be received in full, in part, or not at all, depending upon AE Supply’s performance of certain post-closing obligations.

Middle Cheat River Canyon. In July 2003, West Penn, through its subsidiary, The West Virginia Power & Transmission Company, completed the sale of approximately 5,600 acres of land in Preston County, West Virginia to Allegheny Wood Products, Inc. for a net sales price of $9.6 million.

Restructuring and Cost Reduction Initiatives: Allegheny has taken several actions to align its operations with its strategy and reduce its cost structure.

Termination of Non-Core Construction Activity. In 2002, AE Supply ceased construction and planning of various merchant generation projects to attempt to conserve cash and other resources and focus its resources on its core generating assets.

Restructuring of Operations. As fully described in Note 6, Workforce Reduction Expenses, below, in July 2002, Allegheny announced a restructuring plan intended to strengthen its financial performance by, among other things, reducing its workforce. Allegheny has achieved workforce reductions of more than ten percent through a voluntary Early Retirement Option (ERO) program and selected staff reductions. In 2002, approximately 600 eligible employees accepted the ERO program resulting in a charge of $82.6 million, before income taxes. Allegheny will continue to take actions intended to reduce costs and improve productivity in all of its operations.

Suspension of Dividends. The Board of Directors of AE determined not to declare a dividend on AE’s common stock for the fourth quarter of 2002. Covenants contained in Allegheny’s Borrowing Facilities entered into in February 2003, and in the indenture entered into in connection with the issuance of the convertible trust preferred securities in July 2003, as well as regulatory limitations under PUHCA, are expected to preclude AE from declaring or paying cash dividends for the foreseeable future.

Elimination of Preemptive Rights. On March 14, 2003, AE’s common stockholders approved an amendment to AE’s articles of incorporation eliminating common stockholders’ preemptive rights. The elimination of preemptive rights removed an obstacle to AE’s ability to privately place equity or convertible securities.

Improving Internal Controls and Reporting: Commencing in the third quarter of 2002, Allegheny undertook a comprehensive and extended review of its financial information and internal controls and procedures. This review included extensive involvement by top management and directors, independent auditors and other outside professional services firms. Allegheny continues to address its controls environment and reporting procedures, as well as its SEC filing and other outstanding reporting obligations. See Part I, Item 4, Controls and Procedures, below, for a detailed discussion.

Associated Risks: There are many attendant risks, both with Allegheny’s current liquidity situation and the measures that have been undertaken to remedy the situation in the short-term. These risks can be viewed as liquidity risks associated with the Borrowing Facilities, asset sales risks, and restructuring risks.

Liquidity Risks Associated with the Borrowing Facilities: These risks include increased interest rate risk and additional borrowing costs. Also, required prepayments under the Borrowing Facilities will absorb a large portion of future estimated cash flows and will limit Allegheny’s ability to raise capital for purposes other than debt repayment.

Asset Sales Risks: If asset sales do occur, it is likely that they would not be at terms as favorable as the market conditions existing when the assets were originally acquired. This situation could expose Allegheny to a loss in value on those assets.

Restructuring Risks: In association with the workforce reductions, winding-down and relocation of the energy trading operations, and the cancellation of construction projects, Allegheny is faced with the risk of losing experienced personnel, diverting management resources away from continuing operations, and failing to realize anticipated cost reductions.

There is no guarantee that Allegheny will be able to complete its plan to strengthen its liquidity in the short-term and move to its long-term strategy of remaining an integrated energy company with a focus on its fundamental power generation and delivery businesses.

Other Matters Concerning Liquidity and Capital Requirements: Allegheny’s wholesale marketing, energy trading, fuel procurement, and risk management activities require direct and indirect credit support. The amount of credit support required is affected by market price changes for electricity, natural gas, and other energy-related commodities and Allegheny’s credit rating. Such credit support might be in the form of letters of credit, cash deposits, or liquid securities.

For 2002 and 2003, Allegheny’s cash flows were adequate to meet all of its payment obligations and to fund capital expenditures. Allegheny expects that cash flows from operations will not be sufficient in 2004 to cover future obligations, including capital expenditure requirements. Allegheny expects that it will need to arrange for alternative financing or sell certain assets in order to repay the principal amounts under the Borrowing Facilities scheduled for the third and fourth quarters of 2004.

Allegheny continues to seek to refinance the outstanding debt of AE and AE Supply with banks and other financial institutions and has filed an application with the SEC for approval for the refinancing. There is no assurance that SEC approval will be obtained or, if the approval is obtained, that AE and AE Supply will be able to refinance their indebtedness on satisfactory terms or at all.

NOTE 3: ENERGY TRADING ACTIVITIES

As of January 1, 2003, EITF Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management,” resulted in a change in the Company’s accounting for certain commodity contracts related to AE Supply’s energy trading activities. AE Supply analyzed its commodity contracts to determine which contracts are derivatives as defined by SFAS No. 133. The contracts determined to be derivatives continue to be recorded at their fair value.

As a result of the adoption of EITF Issue No. 02-3, AE Supply recorded a charge against earnings of $12.1 million, net of income taxes ($19.7 million, before income taxes) as the cumulative effect of a change in accounting principle on January 1, 2003. This charge represents the fair value of those contracts previously accounted for under EITF Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities,” that no longer qualify for mark-to-market accounting. Under EITF Issue No. 02-3, mark-to-market accounting is precluded for energy trading contracts that are not derivatives pursuant to SFAS No. 133.

The netting of gains and losses of trading revenues under EITF 02-3 with associated costs can result in negative revenue amounts. For the three months ended September 30, 2003 and 2002, AE Supply reported $45.4 million and $321.8 million in losses from wholesale operating revenues, respectively. These amounts are a component of, and reported as, operating revenues in AE Supply’s consolidated statements of operations. For the nine months ended September 30, 2003 and 2002, AE Supply reported $451.0 million and $210.8 million, respectively, in losses from wholesale operating revenues.

The net fair value of AE Supply’s commodity contracts decreased by $509.2 million for the nine months ended September 30, 2003, as a result of $499.1 million of unrealized losses recorded during the first nine months of 2003 which are comprised of changes in market conditions ($159.9 million), the renegotiation of CDWR contract terms ($152.2 million), the sale of energy trading portfolios and contracts ($167.3 million), the cumulative effect of the adoption of EITF 02-3 ($19.7 million), and option premium expirations of ($10.1 million) during the first nine months of 2003. There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level, which will affect AE Supply’s operating results.

NOTE 4: ASSETS HELD FOR SALE

AE Supply had the following assets held for sale at September 30, 2003 and December 31, 2002:

(In millions)	September 30, 2003	December 31, 2002
Turbine/Generator set from a cancelled project	$—	$9.3

In September 2002, AE Supply cancelled the planned construction of a 79 MW barge-mounted generation project. As a result of AE Supply’s decision to sell the turbine/generator set that was acquired for this project, the investment in the turbine/generator set was classified as an asset held for sale and written down to its estimated fair value in the third quarter of 2002. The sale of the turbine/generator set was completed in August 2003 at its book value of $8.0 million.

In February 2003, a subsidiary of AE Supply entered into an agreement to sell its 83 MW share of the coal-fired Conemaugh Generating Station (Conemaugh) to UGI Development Company (UGI) for approximately $46.3 million. As a result, AE Supply has written down its investment in Conemaugh to approximately $45.8 million, which represents the agreed upon sales price less estimated costs to sell the asset. This write-down resulted in a loss of approximately $28.5 million, before income taxes, which was recorded in operation expense on the consolidated statements of operations for the three months ended March 31, 2003. In June 2003, the agreement was modified to include $5.0 million for contingent consideration, bringing the total purchase price to $51.3 million. The loss above does not include any amounts of contingent consideration. The sale of Conemaugh was completed in June 2003.

AE Supply’s assets held for sale are included in Allegheny’s Generation and Marketing segment.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in goodwill from the period December 31, 2002 to September 30, 2003.

The components of other intangible assets, excluding an intangible asset of $38.6 million related to an additional minimum pension liability (See Item 8, Note 17, Pension Benefits and Postretirement Benefits Other Than Pensions, of AE’s 2002 Annual Report on Form 10-K), were as follows:

	As of September 30, 2003		As of December 31, 2002
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Included in Property, Plant, and Equipment on the consolidated balance sheets:
Land easements, amortizable	$97.0	$25.0	$97.0	$24.1
Land easements, unamortizable	31.4	—	31.6	—
Natural gas rights	6.6	3.7	6.6	3.5

Total	$135.0	$28.7	$135.2	$27.6

Amortization of other intangible assets was $0.4 million and $5.4 million, for the three months ended September 30, 2003 and 2002, respectively, and $1.1 million and $27.3 million for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, the $1.1 million of amortization was comprised primarily of $0.5 million for Potomac Edison, $0.3 million for West Penn, and $0.2 million for Monongahela. Amortization for 2003 does not include amortization for Alliance Energy Services, which was sold on December 31, 2002. Amortization for the three and nine months ended September 30, 2002 related to Alliance Energy Services was $5.0 million and $25.8 million, respectively.

Amortization expense is estimated to be $1.5 million annually for 2004 through 2008.

NOTE 6: WORKFORCE REDUCTION EXPENSES

In July 2002, Allegheny announced a restructuring plan to strengthen its financial performance. The restructuring activities included a company-wide workforce reduction and a reorganization of Allegheny’s energy trading division.

Allegheny has achieved workforce reductions of approximately ten percent, most of which occurred in 2002, primarily through a voluntary early retirement option (ERO) program and selected staff reductions. The ERO program offered enhanced pension and medical benefits and required eligible employees to make an election by September 16, 2002. The costs for the workforce reduction under the ERO program were determined in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” For the year ended December 31, 2002, approximately 600 eligible employees accepted the ERO program, resulting in a charge of $82.6 million, before income taxes ($49.5 million, net of income taxes). Allegheny also offered a Staffing Reduction Separation Program (SRSP) for employees whose positions were being eliminated as part of the workforce reductions and severance for certain energy trading employees. The severance and other employee-related costs have been accounted for in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” For the year ended December 31, 2002, Allegheny recorded a charge of $25.0 million, before income taxes ($15.3 million, net of income taxes), related to approximately 80 employees whose positions had been eliminated. Workforce reduction costs have been recorded in “Workforce reduction expenses” on the consolidated statements of operations.

Of the total pre-tax workforce reduction expenses of $107.6 million recorded in 2002, $104.2 million, before income taxes, was recorded during the three and nine months ended September 30, 2002. Of the $104.2 million in charges incurred, approximately $10 million was paid out during the three-month period ended September 30, 2002, and approximately $82.6 million was recorded as a pension and postretirement benefit liability in Allegheny’s consolidated balance sheets and approximately $8.0 million was recorded as an other current liability at September 30, 2002. A majority of the $8.0 million was owed by AE Supply. As of September 30, 2003, there were no amounts remaining as accrued liabilities. There were no workforce reduction expenses recorded in the three and nine months ended September 30, 2003. For additional information see the Restructuring Charges and Workforce Reduction Expenses notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K (Item 8, Note 8 for AE and AE Supply) and the Workforce Reduction Expenses notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K (Item 8, Note 6 for Monongahela, Note 4 for Potomac Edison and West Penn, and Note 3 for AGC).

NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposures to various market risks as described in its 2002 Annual Report on Form 10-K. The following information supplements, and should be read in conjunction with, Item 8, Note 4, Energy Trading Activities, and Note 9, Derivative Instruments and Hedging Activities, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K.

For the nine months ended September 30, 2003, Allegheny did not have any instruments that were designated as a hedge for accounting purposes. AE Supply records commodity contracts related to energy trading that are derivative instruments at their fair value in accordance with SFAS No. 133. See Note 3, Energy Trading Activities, above.

NOTE 8: OTHER COMPREHENSIVE INCOME (LOSS)

Allegheny’s comprehensive income (loss), and the components of other comprehensive income (loss), net of income taxes, for the three and nine months ended September 30, 2003 and 2002, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Consolidated net loss	$(51.0)	$(263.0)	$(341.3)	$(350.9)
Other comprehensive income (loss), net of income taxes
Unrealized holding (losses) gains on available for sale securities, net of income taxes	—	(0.1)	—	—
Reclassification adjustment for gains (losses) included in net loss, net of income taxes	—	0.4	(0.1)	1.3

Net unrealized gains (losses) on available for sale securities	—	0.3	(0.1)	1.3

Unrealized gains on cash flow hedges, net of income taxes	—	8.0	—	33.7
Reclassification adjustment for losses included in net loss, net of income taxes	—	(0.8)	—	(8.7)

Net unrealized gains on cash flow hedges	—	7.2	—	25.0

Other	0.6	—	0.6	—

Total other comprehensive income (loss)	0.6	7.5	0.5	26.3

Consolidated comprehensive loss	$(50.4)	$(255.5)	$(340.8)	$(324.6)

Of the net unrealized gains on cash flow hedges, net of income taxes of $7.2 million and $25.0 million for the three and nine months ended September 30, 2002, respectively, $7.1 million and $26.0 million are related to Alliance Energy Services, which was sold on December 31, 2002. The remaining amounts of a net unrealized gain of $0.1 million for the three-month period ended September 30, 2002, and a net unrealized loss of $1.0 million for the nine-month period ended September 30, 2002 were related to AE Supply.

NOTE 9: BUSINESS SEGMENTS

All registrants, except for Allegheny and Monongahela, have only one segment. Allegheny and Monongahela manage and evaluate their operations in two business segments: 1) Delivery and Services and 2) Generation and Marketing.

Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Allegheny
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Total operating revenues:
Delivery and Services	$689.0	$857.8	$2,205.3	$2,561.9
Generation and Marketing	305.5	56.7	619.6	867.9
Eliminations	(356.9)	(377.4)	(1,112.4)	(1,103.0)

Total	$637.6	$537.1	$1,712.5	$2,326.8

Operating income (loss):
Delivery and Services	$64.9	$28.7	$198.5	$189.2
Generation and Marketing	(41.1)	(349.2)	(513.7)	(301.2)
Eliminations	8.1	1.7	(4.3)	(3.3)

Total	$31.9	$(318.8)	$(319.5)	$(115.3)

Consolidated income (loss) before cumulative effect of accounting changes:
Delivery and Services	$29.2	$(23.2)	$82.9	$41.9
Generation and Marketing	(85.1)	(240.6)	(400.7)	(260.1)
Eliminations	4.9	0.8	(2.7)	(2.2)

Total	$(51.0)	$(263.0)	$(320.5)	$(220.4)

Cumulative effect of accounting changes, net:
Delivery and Services	$—	$—	$(1.2)	$(130.5)
Generation and Marketing	—	—	(19.6)	—

Total	$—	$—	$(20.8)	$(130.5)

Consolidated net income (loss):
Delivery and Services	$29.2	$(23.2)	$81.7	$(88.6)
Generation and Marketing	(85.1)	(240.6)	(420.3)	(260.1)
Eliminations	4.9	0.8	(2.7)	(2.2)

Total	$(51.0)	$(263.0)	$(341.3)	$(350.9)

Business segment information for Monongahela is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Monongahela
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Total operating revenues:
Delivery and Services	$188.0	$187.1	$667.0	$636.7
Generation and Marketing	84.6	91.2	262.1	238.1
Eliminations	(72.7)	(76.2)	(214.1)	(210.5)

Total	$199.9	$202.1	$715.0	$664.3

Operating income (loss):
Delivery and Services	$5.7	$(10.4)	$33.9	$37.3
Generation and Marketing	5.7	5.2	21.4	—

Total	$11.4	$(5.2)	$55.3	$37.3

Consolidated income (loss) before cumulative effect of accounting change:
Delivery and Services	$2.0	$(11.0)	$10.3	$8.0
Generation and Marketing	3.5	1.8	57.9	(4.1)

Total	$5.5	$(9.2)	$68.2	$3.9

Cumulative effect of accounting change, net:
Delivery and Services	$—	$—	$(0.5)	$(115.4)
Generation and Marketing	—	—	—	—

Total	$—	$—	$(0.5)	$(115.4)

Consolidated net income (loss):
Delivery and Services	$2.0	$(11.0)	$9.8	$(107.4)
Generation and Marketing	3.5	1.8	57.9	(4.1)

Total	$5.5	$(9.2)	$67.7	$(111.5)

NOTE 10: ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

Allegheny’s reserve for adverse power purchase commitments, which is recorded entirely on West Penn’s consolidated balance sheets, decreased as follows for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Decrease in adverse power purchase commitments	$4.8	$5.8	$14.3	$17.3

As described in Item 8, Notes 14, 10, and 7, Accounting for the Effects of Price Deregulation, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for AE, Monongahela, and Potomac Edison, respectively, the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” were reapplied to Monongahela’s West Virginia jurisdictional generating assets in the first quarter of 2003. Upon reapplication of SFAS No. 71, Monongahela and Potomac Edison recorded gains of $61.7 million and $14.1 million, respectively, in other income and expenses, net in their consolidated statements of operations, during the three months ended March 31, 2003, primarily as a result of the elimination of the rate stabilization reserve and the re-establishment of regulatory assets related to deferred income taxes.

As of December 31, 2002, Allegheny had no generating assets subject to SFAS No. 71. As a result of the reapplication of SFAS No. 71 in the first quarter of 2003, Monongahela’s generating assets became subject to SFAS No. 71. Allegheny’s consolidated balance sheets include the amounts listed below for generating assets not subject to SFAS No. 71.

(In millions)	September 30, 2003	December 31, 2002
Property, plant, and equipment	$4,057.1	$4,604.8
Amounts under construction included above	77.7	291.4
Accumulated depreciation	(1,802.4)	(2,257.2)

NOTE 11: LOSS PER SHARE

Allegheny’s average basic and diluted shares for purposes of computing loss per share for the three and nine months ended September 30, 2003 and 2002, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic common shares outstanding	126,959,283	125,691,877	126,800,176	125,460,716
Shares contingently issuable	*	*	*	*
Diluted common shares outstanding	126,959,283	125,691,877	126,800,176	125,460,716

*	Effects not included as amounts are not dilutive.

The excluded shares of common stock from the diluted common shares outstanding listed above that are contingently issuable under Allegheny’s stock option plans and as a result of the $300 million principal amount of 11 7/8 percent Mandatorily-Convertible Trust Preferred Securities for the three and nine months ended September 30, 2003 and 2002, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Shares contingently issuable	25,273,393	328,282	25,273,393	328,282

NOTE 12: OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represent non-operating income and expenses before income taxes. The following table summarizes Allegheny’s other income and expenses, net, for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Allegheny:
Reapplication of SFAS No. 71	$—	$—	$75.8	$—
Impairment charges related to unregulated investments	—	(28.9)	—	(42.7)
Gain on sale of land	9.6	—	11.5	14.3
Gain on sale of fixed assets	—	—	—	1.8
Write down of assets held for sale	—	(4.8)	—	(4.8)
Interest and dividend income	2.3	1.3	4.9	4.6
Other	3.3	(2.5)	4.6	(1.0)

Total	$15.2	$(34.9)	$96.8	$(27.8)

AE Supply:
Write down of assets held for sale	$—	$(4.8)	$—	$(4.8)
Interest and dividend income	1.0	0.6	1.9	0.9
Gain on sale of fixed assets	—	—	—	1.3
Other	(0.3)	0.1	(1.6)	(2.7)

Total	$0.7	$(4.1)	$0.3	$(5.3)

Monongahela:
Reapplication of SFAS No. 71	$—	$—	$61.7	$—
Gain on sale of land	—	—	—	1.8
Interest and dividend income	0.3	1.2	1.0	4.0
Equity in earnings (losses) of AGC	1.4	1.0	3.6	3.1
Other	0.3	(1.5)	1.6	(3.4)

Total	$2.0	$0.7	$67.9	$5.5

Potomac Edison:
Reapplication of SFAS No. 71	$—	$—	$14.1	$—
Gain on sale of land	—	—	1.9	—
Other	0.6	(0.2)	3.4	0.5

Total	$0.6	$(0.2)	$19.4	$0.5

West Penn:
Gain on sale of land	$9.6	$—	$9.6	$12.5
Gain on sale of fixed assets	—	—	—	0.4
Interest and dividend income	0.3	0.2	0.8	1.8
Other	3.9	(1.2)	5.5	0.5

Total	$13.8	$(1.0)	$15.9	$15.2

AGC:
Interest income	$—	$—	$0.1	$—

NOTE 13: ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, Allegheny adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. SFAS No. 143 requires that the fair value of asset retirement costs for which Allegheny has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost. The liability is accreted (increased) to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or records a gain or loss if it is settled at a different amount.

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

The effect of adopting SFAS No. 143 on Allegheny’s consolidated statements of operations was a cumulative effect adjustment to decrease net income by $8.6 million ($14.0 million, before income taxes). The effect of adopting SFAS No. 143 on Allegheny’s consolidated balance sheets was a $3.4 million increase in property, plant, and equipment, net, a $2.3 million increase in non-current regulatory assets, and the recognition of $19.7 million in non-current liabilities. The effect of adopting SFAS No. 143 on Allegheny’s subsidiaries, which was recorded in the period ending March 31, 2003, was as follows:

	Effect of Adopting SFAS No. 143 Increase (Decrease)
(In millions)	Property, Plant, and Equipment, Net	Non- Current Regulatory Asset	Non-Current Liabilities (AROs)	Pre-Tax Income	After- Tax Income
AE Supply	$0.3	$—	$12.2	$(11.9)	$(7.4)
Monongahela	3.0	2.3	6.1	(0.8)	(0.4)
Potomac Edison	0.1	—	0.2	(0.1)	(0.1)
West Penn	—	—	1.2	(1.2)	(0.7)

Total Allegheny	$3.4	$2.3	$19.7	$(14.0)	$(8.6)

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

During the nine months ended September 30, 2003, Allegheny’s ARO balance increased $2.1 million from $19.7 million at January 1, 2003, to $21.8 million at September 30, 2003. This increase, of which $1.6 million related to AE Supply, was due to accretion expense.

Allegheny’s regulated utility subsidiaries have recorded in accumulated depreciation the removal costs collected from customers related to assets that do not have associated retirement obligations under SFAS No. 143. These estimated removal costs, which represent a regulatory liability (asset) and remain in accumulated depreciation, were as follows at September 30, 2003: $227.9 million for Monongahela, $153.8 million for Potomac Edison, and ($6.1) million for West Penn, which totaled $375.6 million. Total estimated removal costs included in Allegheny’s accumulated depreciation at December 31, 2002, were $356.5 million.

Had the provisions of SFAS No. 143 been adopted on January 1, 2002, there would not be a material impact on Allegheny’s consolidated net loss before cumulative effect of accounting changes, consolidated net loss, or loss per share for the three and nine-month periods ended September 30, 2002.

NOTE 14: GUARANTEES

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which requires disclosures by a guarantor concerning its obligations under certain guarantees that it has issued. FIN 45 also requires recognizing, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002.

Allegheny has not modified any guarantees during the first nine months of 2003 that would require recognition as a liability in its consolidated financial statements in accordance with FIN 45.

In September 2003, a subsidiary of AE Supply sold the CDWR contract and related liabilities to J. Aron & Company. In connection with this sale, the subsidiary of AE Supply provided an indemnification to J. Aron & Company for ten lawsuits with respect to the power crisis in California, to which AE Supply, or its subsidiary, were a party. AE Supply applied a discounted probability weighted average cash flow approach to the maximum potential liability under this indemnification to determine the value associated with this indemnification. As a result, AE Supply recorded a liability of $2.7 million associated with this indemnification on its consolidated balance sheets, and accordingly, increased the loss on the sale of the CDWR contract and related liabilities. This loss is included as a component of net revenues in the consolidated results of operations.

At September 30, 2003, Allegheny has provided guarantees, either directly or indirectly, of $92.5 million for contractual obligations of affiliated companies, as discussed by major category below. This does not include letters of credit. Under the terms of the guarantees, Allegheny would be required to perform should an affiliate be in default of its obligation, generally for an amount not to exceed the amount disclosed. The term of these guarantees coincides with the term of the underlying agreement. There are no amounts being carried as liabilities on the consolidated balance sheets for Allegheny’s obligations under these guarantees.

Of the guarantees provided to third parties, approximately $46.4 million relate to guarantees associated with the purchase, sale, exchange, or transportation of wholesale natural gas, electric power, and related services. Allegheny provided loan guarantees of $41.6 million to third parties for loans and other financing related guarantees. Allegheny provided a guarantee of $4.5 million to a third party pursuant to a lease agreement that was signed in 2001.

NOTE 15: VARIABLE INTEREST ENTITIES

There has been no change with respect to Allegheny’s initial assessment of the potential effect of applying FIN 46. See Item 8, Notes 26, 23, 23, 18, and 16, Commitments and Contingencies, for AE, AE Supply, Monongahela, Potomac Edison, and West Penn, respectively, to the consolidated financial statements in the 2002 Annual Report on Form 10-K. There has been no material impact during the nine months ended September 30, 2003 from the adoption of FIN 46. Allegheny continues to evaluate the potential effect of FIN 46. In December 2003, FIN 46(R) was issued, which delays, until the period ending March 31, 2004, the application of the provisions of FIN 46 for variable interest entities created prior to January 31, 2003.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Environmental Matters and Litigation

Allegheny is subject to various laws, regulations, and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Clean Air Act and CAAA Matters: In 1998, the EPA finalized its Nitrogen Oxide (NOx) State Implementation Plan (SIP) call rule (known as the NOx SIP call) to address the regional transport of ground-level ozone that requires the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Maryland, Pennsylvania, and West Virginia, beginning in May 2003. Allegheny’s compliance with such stringent regulations has required and will require the installation of expensive post-combustion control technologies on most of its power stations. During 2000, Pennsylvania and Maryland promulgated final rules to implement the EPA’s NOx SIP call requirements, beginning in May 2003. During 2001, the West Virginia Department of Environmental Protection issued a final rule to implement the EPA’s NOx SIP call requirements, beginning in May 2004. The EPA approved the West Virginia SIP in July of 2002. The EPA’s NOx SIP call had been subject to litigation but, in 2000, the D.C. Circuit Court of Appeals issued a decision that upheld the regulation. The court issued a subsequent order that postponed the initial compliance date of the NOx SIP call from May 2003 to May 2004. Maryland and Pennsylvania did not delay the May 2003 implementation dates of their respective SIP, nor are they legally required to do so. AE Supply and Monongahela are in the process of installing NOx controls to meet the Pennsylvania, Maryland, and West Virginia SIP. AE Supply and Monongahela also have the option to purchase, in some cases, alternate fuels, NOx allowances, or power on the market, if needed, to supplement their compliance strategy. AE Supply and Monongahela expect to be in compliance with NOx limits established by the SIP. Allegheny’s construction forecast includes the expenditure of $34.3 million of capital costs during the 2003 through 2004 period for NOx emission controls.

In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generating stations, collectively including 22 generating units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith, and Willow Island. AE

Supply and Monongahela own these electric generating stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the new source review standards, which can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Responsive submissions were made during 2000 and 2001. In July 2002, AE received a follow-up letter from the EPA requesting clarifying information. AE has provided responsive information.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings being brought in most cases. AE believes that its subsidiaries’ generating facilities have been operated in accordance with the Clean Air Act and the rules implementing it. The experience of other energy companies, however, suggests that, in recent years, the EPA has narrowed its view regarding the scope of the definition of “routine maintenance” under its rules, thereby broadening the range of actions subject to compliance with new source review standards. Under previous EPA interpretations, these same actions did not trigger application of those standards. Section 114 information requests concerning facility modifications are often followed by enforcement actions. The EPA contacted AE and requested a meeting, which was held on July 16, 2003.

At this time, AE is not able to determine what effect the EPA’s inquiry may have on its operations. If new source review standards are applied to Allegheny’s generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. However, the recent preliminary judicial decision in the EPA vs. Duke Energy case, as well as the final Routine Maintenance, Repair, and Replacement Rule (RMRR) recently released by the EPA, are more consistent with the energy industry’s historical compliance approach. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR. The rule was scheduled to go into effect on December 26, 2003. The stay delays implementation of the rule until the case is decided. No assurance can be given that the RMRR will eventually be upheld by the courts. Therefore, at this time, AE and its subsidiaries are not able to determine the effect these actions may have on them with regard to compliance costs.

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

Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim: On March 4, 1994, Monongahela, Potomac Edison, and West Penn (the Distribution Companies) received notice that the EPA had identified them as potentially responsible parties (PRPs) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site. Initially, approximately 175 PRPs were involved, however, the current number of active PRPs is reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included the Distribution Companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30.0 million. However, Allegheny estimates that its share of the cleanup liability will not exceed $1.0 million, which has been accrued as a liability.

Claims Related to Alleged Asbestos Exposure: Monongahela, Potomac Edison, and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases involving multiple plaintiffs. While Allegheny believes that all of the cases are without merit, Allegheny cannot predict the outcome of the litigation. Allegheny has accrued a reserve of $4.0 million as of September 30, 2003, related to the asbestos cases as the potential cost to settle the cases to avoid the anticipated cost of defense. During the nine months ended September 30, 2003, Allegheny received insurance recoveries of $0.6 million related to these asbestos cases. During the nine months ended September 30, 2002, Allegheny received insurance recoveries of $2.4 million, net of $0.5 million of legal fees, related to these asbestos cases.

In December of 2003 there were 5,624 cases that were open. On December 19, 2003, Allegheny settled and/or dismissed 4,314 of these cases; however, the final dismissal order from the court was received in January 2004. These settlements and/or dismissals did not result in a material change to the accrued contingent reserve. Effectively, as of December 31, 2003, Allegheny had 1,310 open cases remaining.

Other: As part of the National Pollutant Discharge Elimination System (NPDES) permit review process at the Connellsville West Side facility, oil and PCB contamination has been noted at the facility. Steps have been taken to address the oil contamination and monitoring is continuing at the site. The internal investigation into the source of the oil is ongoing in accordance with several Pennsylvania Department of Environmental Protection (PADEP) programs. At September 30, 2003, the accrued liability balance was $0.8 million, as an estimate of the total remaining remediation cost at this facility.

Other Litigation

Nevada Power Contracts: On December 7, 2001, Nevada Power Company (NPC) filed a complaint with the FERC against AE Supply, which sought FERC action to modify prices payable to AE Supply under three trade confirmations dated December 4, 2000, January 16, 2001, and February 7, 2001, between Merrill Lynch and NPC, and entered into under the Western Systems Power Pool Master Agreement. The transactions related to power sales during 2002. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with AE Supply under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers.

A hearing was held before a FERC administrative law judge (ALJ) in late 2002. On December 19, 2002, the ALJ issued findings that no contract modification was warranted on the grounds that dysfunctional California spot markets did not have an adverse effect on the contract prices. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and AE Supply. The FERC did not render a decision on whether AE Supply was a legitimate party in interest to the three trade confirmations at issue.

On November 10, 2003, the FERC issued an order on rehearing affirming its conclusion that the long-term contracts should not be modified. On July 3, 2003, Snohomish County filed a petition for review of the FERC’s June 26 order with the U.S. Court of Appeals for the Ninth Circuit. On July 30, 2003, the FERC filed a motion with the Ninth Circuit to, among other things, dismiss Snohomish’s petition for review as “incurably premature.” On August 18, 2003, AE Supply filed a Motion to Intervene Out-of-Time in that proceeding. On November 17, 2003, the Ninth Circuit Court ordered that the motion to dismiss be held in abeyance pending motions to be filed within 14 days of the FERC’s decision regarding the requests for hearing. On November 19 and 20, 2003, three separate petitions for review of the FERC’s orders in the NPC proceedings were filed with two different circuits, the U.S. Court of Appeals for the District of Columbia Circuit and the U.S. Court of Appeals for the Ninth Circuit. On December 10, 2003, the NPC petitions were consolidated in the Ninth Circuit. On December 17, 2003, AE Supply filed a motion in the Ninth Circuit to intervene in actions pending in the Snohomish County proceeding. AE Supply cannot predict the outcome of this matter.

Sierra/Nevada: On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together Sierra/Nevada) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, Merrill). The complaint alleged that AE and AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (Nevada PUC) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180.0 million of NPC’s deferred energy expenses. Sierra/Nevada asserted three causes of action against AE and AE Supply arising from the alleged fraudulent conduct. These include: (1) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages, (2) conspiracy, and (3) violations of the Nevada state Racketeer Influenced and Corrupt Organization (RICO) Act. Sierra/Nevada filed an amended complaint on May 30, 2003 in which it asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180.0 million in compensatory damages plus attorneys fees. Under the RICO count, Sierra/Nevada seeks in excess of $850.0 million.

AE and AE Supply filed motions to dismiss the complaints on May 6, 2003, and June 23, 2003. Sierra/Nevada filed an opposition on July 21, 2003. AE and AE Supply filed a reply to Sierra/Nevada’s opposition on August 11, 2003. AE and AE Supply cannot predict the outcome of this matter.

Settlement of Litigation Related to Power Supply Contracts with the CDWR: In March and April 2001, AE Supply entered into ten-year and one-year power sales agreements, pursuant to a master power purchase and sale agreement (together, the CDWR contracts) with the CDWR, the electricity buyer for the State of California. The CDWR contracts constituted one of Allegheny’s key assets. In February 2002, the California Public Utilities Commission (California PUC) and the California Electricity Oversight Board (CAEOB) filed complaints with the FERC seeking to abrogate or modify the contracts. In

January 2003, the CDWR filed a lawsuit in California Superior Court alleging that AE Supply breached the contracts and seeking a judicial determination that the contracts were terminated along with monetary damages.

On June 10, 2003, AE Supply and CDWR, together with other State entities, including the California PUC and CAEOB, entered into a settlement agreement with renegotiated terms and conditions of the CDWR contract. The settlement reduces the off-peak power prices payable by CDWR under the ten-year contract from $61 per MWh from 2004 to 2011 to $60 in 2004, $59 in 2005, and $58 in 2006 through 2011. The settlement terms also reduce the volume of power to be purchased from 1,000 MW from 2005-2011 to 750 MW in 2005 and 800 MW from 2006 through 2011. The renegotiated contract also states that the parties waive all rights to challenge the validity of the agreement or whether it is just and reasonable for its duration. These modifications reduced the value of the CDWR contract by approximately $152.0 million. The terms of the settlement also provide that the California PUC and CAEOB agree to drop their complaints against AE Supply at the FERC, and CDWR and the California Attorney General agree to drop their lawsuit filed in California Superior Court. The parties agreed that all litigation will be withdrawn with prejudice.

The settlement agreement has been approved by the California PUC. The FERC issued an order approving the settlement on July 11, 2003. On August 15, 2003, the CDWR filed a notice of entry of dismissal with prejudice with the California Superior Court in Sacramento, and the clerk of the court entered the dismissal as requested. The sale to J. Aron & Company was approved by the FERC on August 25, 2003. On September 15, 2003, Allegheny sold the CDWR contract and related hedge agreements to J. Aron & Company.

Putative Class Actions Under California Statutes: Nine related putative class action lawsuits against AE Supply and more than two dozen other named defendant power suppliers were filed in various California superior courts during 2002. These class action suits were removed to federal court and transferred to the U.S. District Court for the Southern District of California. Eight of the suits were commenced by consumers of wholesale electricity in California. The ninth, “Millar v. Allegheny Energy Supply Co., et al.,” was filed on behalf of California taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California’s antitrust statute and the California unfair business practices statute by allegedly manipulating the California electricity market over a period of years. The suits also challenge the validity of various long-term power contracts with the State of California, including the CDWR contract.

On August 25, 2003, AE Supply’s motion to dismiss seven of the eight consumer class actions with prejudice was granted by the U.S. District Court. Plaintiffs’ counsel in these seven actions filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit on September 29, 2003. AE Supply has not been served in the eighth consumer class action, “Kurtz v. Duke Energy Trading and Marketing, LLC.” The allegations in this complaint are substantively identical to those in the dismissed actions. This case is still pending in the U.S. District Court.

The District Court separately granted plaintiffs’ motion to remand in the taxpayer action, Millar, on July 9, 2003. On December 18, 2003, plaintiffs filed a notice of remand and a first amended complaint naming certain additional defendants including The Goldman Sachs Group, Inc. in Superior

Court, County of San Francisco. The first amended complaint was brought on behalf of consumers of wholesale electricity, and not California taxpayers. AE Supply and the other defendants plan to file a demurrer.

AE Supply cannot predict the outcome of these matters.

In May of 2002, a California state legislator brought a claim on behalf of California taxpayers against AE Supply and 30 other power suppliers, as well as Vikram Budhraja, a contract negotiator for the CDWR. The suit, styled as “McClintock v. Budhraja, et al.” and brought in California Superior Court in Los Angeles County, alleged, among other things, that Budhraja had a conflict of interest during negotiations. AE Supply was never served in this action. Plaintiffs sought a judicial declaration that the energy contracts are void and unenforceable as a matter of law, as well as judicial intervention to prohibit further performance on the energy contracts by any defendant. On November 25, 2003, plaintiffs filed a request for dismissal with prejudice of the McClintock action in its entirety. The dismissal with prejudice was entered on December 2, 2003.

Putative Shareholder, Derivative, and Benefit Plan Class Actions: From October 2002 through December 2002, plaintiffs claiming to represent purchasers of AE’s securities filed 14 putative class action lawsuits against AE and several of its former senior managers in U.S. District Courts for the Southern District of New York and the District of Maryland. The complaints allege that AE and senior management violated federal securities laws when AE purchased Merrill Lynch’s energy marketing and trading business with the knowledge that the business was built on illegal wash or round-trip trades with Enron, which the complaints allege artificially inflated trading revenue, volume and growth. The complaints assert that AE’s fortunes fell when Enron’s collapse exposed what plaintiffs claim were illegal trades in the energy markets. The complaints do not specify requested relief.

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

In June 2003, a shareholder derivative action was filed against AE’s Board of Directors and several former senior managers in the Supreme Court of the State of New York for the County of New York. The suit alleges that the Board and senior management breached fiduciary duties to AE that have exposed AE to the securities class action lawsuits.

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

Litigation Involving Merrill Lynch: AE and AE Supply entered into an asset purchase agreement with Merrill Lynch and affiliated parties in 2001, whereby AE and AE Supply purchased Merrill Lynch’s energy marketing and trading business for approximately $489 million and an equity interest in AE Supply of nearly two percent. The asset purchase agreement provided that Merrill Lynch would have the right to require AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest calculated from March 16, 2001 in the event that certain conditions were not met.

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

On October 23, 2002, AE filed a motion to stay Merrill Lynch’s federal court action in favor of AE and AE Supply’s action in New York state court. On May 29, 2003, the United States District Court for the Southern District of New York denied AE’s motion to stay Merrill Lynch’s action and ordered that AE and AE Supply assert its claims against Merrill Lynch, which were initially brought in New York state court as counterclaims in Merrill Lynch’s federal court action. As a result, AE and AE Supply dismissed its New York state action and, on June 13, 2003, AE and AE Supply filed an answer, affirmative defense and counterclaims against Merrill Lynch in the United States District Court for the Southern District of New York. Much like AE and AE Supply’s complaint in New York state court, the counterclaims allege that Merrill

Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement, and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims seek damages in excess of $605 million, among other relief.

On August 29, 2003, AE and AE Supply filed amended counterclaims that, among other things, added a claim against Merrill Lynch for negligent misrepresentation. Merrill Lynch moved to dismiss AE and AE Supply’s counterclaims and to strike the request for a jury trial concerning certain of the counterclaims. AE and AE Supply opposed Merrill Lynch’s motion. On November 24, 2003, the Court granted in part and denied in part Merrill’s motion. The Court denied the motion to dismiss AE and AE Supply’s counterclaims for fraudulent inducement, breach of contract, breach of fiduciary duty, and punitive damages. The Court dismissed AE and AE Supply’s counterclaim for rescission, which AE and AE Supply had agreed to dismiss, and struck their demand for a jury trial with respect to certain counterclaims. The counterclaim for negligent misrepresentation was not subject to Merrill’s motion and remains in place. On December 9, 2003, Merrill Lynch served an answer denying the material allegations of AE and AE Supply’s amended counterclaims and also asserted various affirmative defenses. By Amended Pretrial Scheduling Order entered October 31, 2003, the case was added to the July 2004 trial calendar. On January 23, 2004, the Court granted a motion filed under seal by the U.S. Attorney for the Southern District of New York to intervene and stay deposition discovery for approximately six months. Document discovery is continuing, and deposition discovery may proceed to the extent agreed by the U.S. Attorney. The case has been set for trial on October 10, 2004. AE and AE Supply cannot predict the outcome of this matter.

EPMI Adversary Proceeding: On May 9, 2003, Enron Power Marketing, Inc. (EPMI), a Chapter 11 debtor, commenced an adversary proceeding against AE Supply in its bankruptcy case that is pending in the U.S. Bankruptcy Court for the Southern District of New York. The complaint alleges that AE Supply owes EPMI (1) $27,646,725 for accounts receivable due and owing for energy delivered prior to the commencement of EPMI’s bankruptcy case, and (2) $8,250,000 in cash collateral previously posted by EPMI to AE Supply, less any amounts owed to AE Supply as a result of EPMI’s default under a master trading agreement entered into between the parties and certain transactions arising thereunder. By the complaint, EPMI also seeks certain declaratory relief, including a declaration that the arbitration provision found in the master trading agreement is unenforceable. On August 1, 2003, AE Supply filed an answer asserting affirmative defenses. Many similar cases have been filed by, or against, EPMI in its bankruptcy case. The bankruptcy court has determined that such cases should be resolved through mediation, if possible. Mediation of the subject complaint began on October 28, 2003, and the parties will continue the mediation process. AE Supply is unable to predict the outcome of this matter.

In the normal course of business, Allegheny becomes involved in various other legal proceedings. Allegheny does not believe that the ultimate outcome of these proceedings will have a material effect on its consolidated financial position, results of operations, and cash flows.

NOTE 17: SUBSEQUENT EVENTS

On November 3, 2003, there was a fire in Unit No. 2 at Hatfield’s Ferry Power Station, located near Masontown, PA. Unit No. 2 is a 570 MW coal-powered generating unit. As a result of the fire, significant damage was sustained to the generator and turbine and certain associated equipment. The unit is currently offline. Allegheny is assessing the steps needed to restore the unit to its previous nominal capacity and the timeframe in which restoration can be completed. AE Supply expects to recover lost revenues and property damages from its insurance or otherwise. Any inability to do so would have a material and adverse effect on Allegheny’s results of operations and financial position.

The SEC has recently requested that AE voluntarily produce certain documents in connection with an informal investigation of AE. Many of these documents were previously provided in response to subpoenas that AE received in 2002. AE intends to cooperate fully with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This MD&A includes information relating to Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements included in this report, as well as the financial statements, notes and MD&A included in Allegheny’s, AE Supply’s, Monongahela’s, Potomac Edison’s, West Penn’s, and AGC’s 2002 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains a number of “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe, and words and terms of similar substance used in connection with any discussion of future plans, actions, or events identify forward-looking statements. These include statements with respect to: regulation and the status of retail generation service supply competition in states served by the Distribution Companies; the closing of various agreements; execution of restructuring activity and liquidity enhancement plans; results of litigation; financing requirements and plans to meet those requirements; demand for energy and the cost and availability of inputs; demand for products and services; capacity purchase commitments; results of operations; capital expenditures; regulatory matters; internal controls and procedures and outstanding financial reporting obligations; and stockholder rights plans.

Forward-looking statements involve estimates, expectations, and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially include, among others, the following: execution of restructuring activity and liquidity enhancement plans; complications or other factors that render it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis; general economic and business conditions; changes in access to capital markets; the continuing effects of global instability, terrorism, and war; changes in industry capacity, development, and other activities by Allegheny’s competitors; changes in the weather and other natural phenomena; changes in technology; changes in the price of power and fuel for electric generation; the results of regulatory proceedings, including those related to rates; changes in the underlying inputs, including market conditions, and assumptions used to estimate the fair values of commodity contracts; changes in laws and regulations applicable to Allegheny, its markets, or its activities; environmental regulations; the loss of any significant customers and suppliers; the effect of accounting policies issued periodically by accounting standard-setting bodies; additional collateral calls; and changes in business strategy, operations, or development plans.

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1, “Risk Factors,” in Allegheny’s 2002 Annual Report on Form 10-K.

LIQUIDITY STRATEGY

To meet cash needs for operating expenses, the payment of interest, retirement of debt, and acquisitions and construction programs, AE and its subsidiaries have used internally generated funds (net cash provided by operating activities less common and preferred dividends) and external financings, including the sale of common and preferred stock, debt instruments, installment loans, and lease arrangements. The timing and amount of external financings depend primarily upon economic and financial market conditions, Allegheny’s cash needs, and capital structure objectives of Allegheny. The availability and cost of external financings depend upon the financial condition of the companies seeking those funds and market conditions.

Debt Covenants

In October 2002, Allegheny announced that AE, AE Supply, and AGC were in default under their principal credit agreements after AE Supply declined to post additional collateral in favor of several trading counterparties. The requests for additional collateral resulted from a downgrade in Allegheny’s credit rating below investment grade by Moody’s Investors Services, Inc. During the period November 2002 through February 2003, AE, AE Supply, and AGC obtained waivers of, and amended, certain covenants to these principal credit agreements. The total debt classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” in the accompanying consolidated balance sheets related to such defaults was approximately $4,888.4 million at September 30, 2003. See the discussion below concerning other defaults on additional long-term debt that also resulted in the classification of that debt as current.

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

AE, AE Supply, Monongahela, and West Penn entered into agreements (Borrowing Facilities) totaling $2,447.8 million with various credit providers to refinance and restructure the bulk of AE and AE Supply’s short-term debt.

Following is a summary of the terms of the Borrowing Facilities:

1. Facilities at AE, Monongahela, and West Penn:

•	A $305.0 million unsecured facility with AE, Monongahela, and West Penn as the designated borrowers, and under which AE has utilized the full facility amount. Borrowings under this facility bear interest at a London Interbank Offering Rate (LIBOR) based rate plus a margin of five percent or a designated money center bank’s base rate plus a margin of four percent. This facility requires quarterly amortization payments of $7.5 million;

•	A $25.0 million unsecured credit facility at AE. This facility had an interest rate of a designated money center bank’s base rate plus a margin of four percent and was retired in July 2003; and

•	A $10.0 million unsecured credit facility at Monongahela. On September 24, 2003, this facility was renegotiated as part of a $55 million revolving facility of which $53.6 million was drawn. The remainder of this facility is no longer available. The interest on the facility is dependent upon the type of advance and consists of a base rate plus an applicable margin or a LIBOR-based rate plus an applicable margin. As of December 31, 2003, the LIBOR-based rate was approximately 4.63 percent. This facility matures in September 2004.

2. Facilities at AE Supply:

•	A $987.7 million credit facility (the Refinancing Credit Facility) at AE Supply, of which $893.4 million is secured by substantially all of the assets of AE Supply. Borrowings under the facility bear initial interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent on the secured portion. The interest rate margin applicable to unsecured borrowings under the facility is 10.5 percent. This facility requires amortization payments of approximately $23.6 million in September 2004, and $117.8 million in December 2004, and matures in April 2005;

•	A $470.0 million credit facility, of which $420.0 million was drawn and $50.0 million is no longer committed. The facility is secured by substantially all of AE Supply’s assets. Borrowings under the facility bear interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent. In December 2002, $250.0 million of the facility was repaid. This facility requires a final amortization payment of $170.0 million in September 2004; and

•	A $270.1 million credit facility (the Springdale Credit Facility) associated with the financing of the construction of AE Supply’s new generating facility in Springdale, Pennsylvania and which is secured by a combination of that facility and substantially all of AE Supply’s assets. Borrowings under the facility bear interest at a LIBOR-based rate plus a margin of six percent or a designated money center bank’s base rate plus a margin of five percent on, the portion secured by substantially all of AE Supply’s assets. The interest rate margin applicable to the remainder of the borrowings under the facility is 10.5 percent. This facility requires amortization payments of $6.4 million in September 2004, and $32.2 million in December 2004, and matures in April 2005.

In addition, $380.0 million of indebtedness related to the discontinued St. Joseph, Indiana generating project, in the form of A-Notes, was restructured and assumed by AE Supply. Of this debt, $343.7 million is secured by substantially all of the assets of AE Supply, other than its new generating facility in Springdale, Pennsylvania. The secured portion of this debt bears an interest rate of 10.25 percent, and the unsecured portion bears interest at 13.0 percent. This debt matures in November 2007.

The $420.0 million borrowed by AE Supply under the $470.0 million facility represents new liquidity. The Borrowing Facilities at AE Supply also refinanced $1,637.8 million of existing debt and letters of credit, including $894.9 million outstanding under various credit agreements, and $270.1 million outstanding related to the construction of AE Supply’s generating facility in Springdale, Pennsylvania, which went into commercial operation in July 2003. The Borrowing Facilities at AE, Monongahela, and West Penn refinanced $340.0 million of existing debt and letters of credit.

Until August 1, 2003, after certain conditions associated with securing the collateral under the Borrowing Facilities were met on July 19, 2003, the LIBOR component charged AE Supply under the Borrowing Facilities with respect to secured borrowings had a two percent floor. Also, since AE Supply was unable to secure all of the Borrowing Facilities and the restructured A-Note debt before July 31, 2003, the interest rates charged on the amounts not so secured increased to a spread of 10.5 percent over the applicable LIBOR-based rate, which contains a two percent floor for unsecured borrowings, or the designated money center bank’s base rate for the Refinancing Credit Facility and the Springdale Credit Facility, and the interest rate increased to 13.0 percent for the unsecured portion of the $380.0 million A-Note debt retroactively to February 25, 2003, the closing date of the Borrowing Facilities. The total amounts unsecured under the Refinancing Credit Facility, the Springdale Credit Facility, and the A-Note debt are approximately $94.3 million, $175.8 million, and $36.3 million, respectively.

AE Supply utilized $2,057.8 million under the Borrowing Facilities and the restructured A-Notes. Of the total, either AE Supply’s new generating facility in Springdale, Pennsylvania or substantially all of AE Supply’s assets secured $1,927.2 million. A covenant in AE Supply’s public debt places limitations, with certain exceptions, upon the issuance of secured debt. This limitation will constrain AE Supply’s ability to borrow additional funds until outstanding secured debt is reduced.

The interest rates payable by AE Supply under certain parts of the Borrowing Facilities are tied to AE Supply’s credit ratings. Should AE Supply’s credit ratings improve from its current ratings to certain specified higher ratings, the rate of interest AE Supply would be required to pay under the Refinanced Credit Facility and the Springdale Credit Facility could decrease by 0.5 percent to 1.0 percent for the secured portion of those credit facilities.

Allegheny is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

•	fixed-charge coverage ratio of 1.10 through the first quarter of 2005; and

•	maximum debt-to-capital ratio of 75 percent in 2003 and 72 percent in 2004 and the first quarter of 2005.

AE Supply also is required to meet certain financial tests, as defined in the Borrowing Facilities agreements, including:

•	minimum earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreements, of $100.0 million by June 30, 2003, increasing to $304 million by December 31, 2003, to $430.0 million in increments for the 12 months ending each quarter through the first quarter of 2005;

•	interest coverage ratio of not less than 0.75 through June 30, 2003, increasing to 1.10 by December 31, 2003, 1.50 by December 31, 2004, through the first quarter of 2005; and

•	minimum net worth of $800.0 million (subject to downward adjustment under specific circumstances).

Effective July 22, 2003, Allegheny and AE Supply were granted waivers from compliance with all of the above financial tests for the first and second quarters of 2003. Effective August 22, 2003, Allegheny and AE Supply received additional waivers of the financial tests for the third quarter of 2003. Effective December 22, 2003, Allegheny and AE Supply received additional waivers of financial tests for the fourth quarter of 2003.

The Borrowing Facilities also have provisions requiring prepayments out of the proceeds of asset sales and debt and equity issuances, as follows:

•	75 percent of the net proceeds of sales of assets of Allegheny (excluding AE Supply and its subsidiaries) up to $400.0 million, and 100 percent thereafter;

•	75 percent of the net proceeds of sales of assets of AE Supply and its subsidiaries up to $800.0 million, and 100 percent thereafter, excluding AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of any sale of AE Supply’s new facility in Springdale, Pennsylvania;

•	100 percent of the net proceeds of debt issuances (excluding specified exemptions, including an exemption of up to $50 million for the Distribution Companies and refinancings meeting certain criteria);

•	100 percent of net proceeds from equity issuances;

•	50 percent of Allegheny’s (excluding AE Supply and its subsidiaries) excess cash flow (as defined in the Borrowing Facilities); and

•	50 percent of AE Supply’s excess cash flow (as defined in the Borrowing Facilities).

The Borrowing Facilities also contain restrictive covenants that limit Allegheny’s ability to: borrow funds; incur liens; enter into a merger or other change of control transaction; sell assets; make investments; prepay indebtedness; amend contracts; pay dividends and other distributions on Allegheny’s equity; and operate Allegheny’s business, by requiring it to adhere to an agreed business plan.

Substantially all of the debt of AE, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC remains classified as current, in accordance with EITF Issue No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” as the result of noncompliance with certain financial reporting covenants. Allegheny and AE Supply have obtained waivers of these covenants for each of the quarterly reporting periods through December 31, 2003. For the debt obligations at Monongahela, Potomac Edison, West Penn, and AGC, the classification as current is the result of noncompliance with certain reporting requirements in their various indenture agreements. See Item 8, Note 3, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for Monongahela, Potomac Edison, and West Penn, and Item 8, Note 2, Debt Covenants, to the consolidated financial statements in the 2002 Annual Report on Form 10-K for AGC for additional information regarding the nature of these financial reporting covenant violations.

The debt holders have not provided Monongahela, Potomac Edison, West Penn, and AGC with any notices of default under the agreements. Such notices, if received, would allow Monongahela, Potomac Edison, West Penn, and AGC either 30 or 60 days to cure their respective noncompliance before the debt holders could accelerate the due dates of the debt obligations.

Liquidity Strategy

Allegheny has prepared its financial statements assuming that it will continue as a going concern. However, Allegheny’s noncompliance with certain of its reporting obligations under its debt covenants (described above) and the resultant classification of certain debt as current has caused its independent auditors, PricewaterhouseCoopers LLP, to issue a modified opinion on its 2002 financial statements contained within the 2002 Annual Report on Form 10-K that indicates there is substantial doubt about Allegheny’s ability to continue as a going concern (a “Going Concern” opinion). The 2002 financial statements do not include any adjustments that might result from the resolution of this uncertainty.

Allegheny has adopted a long-term strategy of focusing on the core generation and T&D businesses in which it has been historically engaged. Allegheny will seek, consistent with regulatory constraints, to manage its business lines as an integrated whole. Implementing this strategy will be a significant challenge, in part, because of the continuing legacy of past transactions that have negatively affected Allegheny’s operations and financial condition.

Allegheny has taken a number of recent actions to improve its financial condition. These steps include substantial senior management changes; completion of key financing transactions, including the refinancing of principal credit facilities (as discussed above); a private placement of securities; exiting from Western United States energy markets; refocusing trading activities; asset sales; restructuring and cost reduction initiatives; and improving internal controls and reporting.

Private Placement: On July 24, 2003, Allegheny obtained $291 million ($275 million after deducting various fees and placement agents’ commissions) from its issuance to a wholly-owned special purpose finance subsidiary of AE, Allegheny Capital Trust I (Capital Trust), of units consisting of $300 million principal amount of 11 7/8 percent Notes due 2008 and warrants for the purchase of up to 25 million shares of AE’s common stock, exercisable at $12 per share. The warrants are mandatorily exercisable if AE’s common stock price equals or exceeds $15 per share over a specified averaging period occurring after June 15, 2006. The warrants are stapled to the Notes and may be exercised only through the tender of the Notes. The finance subsidiary obtained proceeds required to purchase the units by issuing $300 million liquidation amount of its 11 7/8 percent Mandatorily-Convertible Trust Preferred Securities to investors in a private placement. The holder of a preferred security is entitled to distributions on a corresponding principal amount of Notes and may direct the exercise of warrants stapled to the Notes in order to convert the preferred securities into AE common stock. AE fully and unconditionally guarantees Capital Trust’s payment obligations under the preferred securities. Allegheny’s consolidated balance sheets reflect the Notes as long-term debt. The Notes and AE’s guarantee of Capital Trust’s payment obligations are subordinated only to indebtedness arising under the agreements governing certain of AE’s indebtedness under the Borrowing Facilities, and may be subordinated to indebtedness incurred to refinance such indebtedness.

Exiting from Western United States Energy Markets: Allegheny worked throughout 2003 to accomplish AE Supply’s effective exit from the Western United States energy markets. Its positions based in the Western United States had been a substantial source of earnings and cash flow volatility and risk, and trading in these markets does not fit with Allegheny’s new business model.

Renegotiation and Sale of CDWR Contract. In June 2003, AE Supply entered into a settlement agreement with the State of California to resolve the state’s litigation regarding its power supply contracts with the CDWR. The terms of the settlement reduced the volume of power to be delivered from 2005-2011 and reduced the sale price of off-peak power to be delivered from 2004-2011, which in turn substantially reduced the value of the contract. (See Item 8, Notes 26 and 23, Commitments and Contingencies, of AE’s and AE Supply’s 2002 Annual Report on Form 10-K, respectively, under “Other Litigation-Settlement of Litigation Related to Power Supply Contracts with the CDWR” for additional information.) On September 15, 2003, Allegheny closed the sale of the CDWR contract and associated hedge transactions, to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc., for approximately $354 million. Allegheny has applied $214 million of the sale proceeds to required payments under agreements entered into to terminate tolling agreements with Williams Energy Marketing and Trading Company (Williams) and Las Vegas Cogeneration II (LV Cogen), a unit of Black Hills Corporation, as described below. Allegheny will apply an additional $28 million of the proceeds to make required payments in March and September of 2004 under the agreement with Williams. Approximately $26 million is being held in a pledged account for the benefit of AE Supply’s creditors. This arrangement is intended to enhance AE Supply’s ability to refinance certain unsecured borrowings. Approximately $71 million of the sale proceeds were placed in escrow for the benefit of J. Aron & Company, pending Allegheny’s fulfillment of certain post-closing requirements. When the escrowed funds are released, approximately $50 million will be added to the pledged account and AE Supply will receive the balance. The remaining $15 million of sale proceeds have been used to partially offset certain of the hedges related to the CDWR contract and to pay fees and expenses associated with the transaction.

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

Termination of LV Cogen Toll. In mid-September 2003, AE Supply terminated its 222 MW tolling agreement with LV Cogen. Allegheny made a $114 million termination payment to LV Cogen after the closing of the sale of the CDWR contract.

In September 2003, AE Supply exited the Western United States energy trading markets, including all related contracts and hedge agreements. As a result, Allegheny recorded a net loss of approximately $101.6 million and $520 million for the three and nine months ended September 30, 2003. This loss is recorded as a component of net revenues in the consolidated statements of operations for the three and nine months ended September 30, 2003. This loss was determined without including the approximately $71 million of sale proceeds that were placed in escrow pending Allegheny’s fulfillment of certain post-closing requirements.

Refocusing Trading Activities: Adoption of Asset-Based Trading Strategy. AE Supply is reorienting its trading operations from high-volume financial trading in national markets to asset optimization and hedging within its region. AE Supply implemented this rebalancing by exiting the Western United States energy markets, together with unwinding other substantial non asset-based trading positions, which has enabled AE Supply to reduce its long-term trading-related cash outflows and collateral obligations. AE Supply is concentrating its efforts in the PJM, Midwest, and Mid-Atlantic markets where it has a physical presence and greater market knowledge. Ultimately, AE Supply intends to conduct asset optimization and hedging activities with the primary objective of locking in cash flows associated with AE Supply’s portfolio of core physical generating and load positions.

As part of refocusing its activities, AE Supply moved its energy marketing operations from New York to Monroeville, Pennsylvania in May 2003. This transition resulted in ongoing cost savings and improved integration with AE Supply’s generation activity. The reduced staffing levels reflect the newly revised focus of the trading function. Management believes that both trading and marketing and generation operations can be enhanced by locating trading personnel closer to personnel managing AE Supply’s generating assets. Personnel involved in the separate functions can be cross-trained and will be better positioned to enhance the relationship between the two functions.

Asset Sales: In 2002, Allegheny announced that it was considering asset sales as part of an overall strategy to address its liquidity requirements. Allegheny has achieved the sale of its most significant assets with a nexus to the Western United States. Allegheny has also closed the sale of its interest in the Conemaugh Generating Station, as described below. Allegheny continues to consider the sale of additional assets, especially non-core assets, including Mountaineer.

Land Sales. Effective February 14, 2002, West Penn, through its subsidiary, The West Virginia Power & Transmission Company, sold 12,000 acres of land in Canaan Valley, West Virginia, to the U.S. Fish & Wildlife Service for $16 million. Effective December 18, 2002, it also sold a 2,468 acre tract of land for $6.9 million and made a charitable contribution of a 740 acre tract in Canaan Valley, West Virginia, to Canaan Valley Institute.

Fellon-McCord and Alliance Energy Services, LLC. Effective December 31, 2002, AE sold Fellon-McCord, its natural gas and electricity consulting and management services firm, and Alliance Energy Services, LLC, (Alliance Energy Services) a provider of natural gas supply and transportation services, to Constellation Energy Group for approximately $21.8 million.

Conemaugh Generating Station. On June 27, 2003, AE Supply completed the sale of its 83 MW share of the coal-fired Conemaugh Generating Station, located near Johnstown, Pennsylvania, to a subsidiary of UGI Development Corporation (UGI), for approximately $46.3 million, which does not include a contingent amount of $5 million. This contingent amount could be received in full, in part, or not at all, depending upon AE Supply’s performance of certain post-closing obligations.

Middle Cheat River Canyon. In July 2003, West Penn, through its subsidiary, The West Virginia Power & Transmission Company, completed the sale of approximately 5,600 acres of land in Preston County, West Virginia to Allegheny Wood Products, Inc. for a net sales price of $9.6 million.

Restructuring and Cost Reduction Initiatives: Allegheny has taken several actions to align its operations with its strategy and reduce its cost structure.

Termination of Non-Core Construction Activity. In 2002, AE Supply ceased construction and planning of various merchant generation projects to attempt to conserve cash and other resources and focus its resources on its core generating assets.

Restructuring of Operations. In July 2002, Allegheny announced a restructuring plan intended to strengthen its financial performance by, among other things, reducing its workforce. Allegheny has achieved workforce reductions of more than ten percent through a voluntary Early Retirement Option (ERO) program and selected staff reductions. In 2002, approximately 600 eligible employees accepted the ERO program resulting in a charge of $82.6 million, before income taxes. Allegheny will continue to take actions intended to reduce costs and improve productivity in all of its operations. See Note 6, Workforce Reduction Expenses, above, for additional information.

Suspension of Dividends. The Board of Directors of AE determined not to declare a dividend on AE’s common stock for the fourth quarter of 2002. Covenants contained in Allegheny’s Borrowing Facilities entered into in February 2003, and in the indenture entered into in connection with the issuance of the convertible trust preferred securities in July 2003, as well as regulatory limitations under PUHCA, are expected to preclude AE from declaring or paying cash dividends for the foreseeable future.

Elimination of Preemptive Rights. On March 14, 2003, AE’s common stockholders approved an amendment to AE’s articles of incorporation eliminating common stockholders’ preemptive rights. The elimination of preemptive rights removed an obstacle to AE’s ability to privately place equity or convertible securities.

Improving Internal Controls and Reporting: Commencing in the third quarter of 2002, Allegheny undertook a comprehensive and extended review of its financial information and internal controls and procedures. This review included extensive involvement by top management and directors, independent auditors and other outside professional services firms. Allegheny continues to address its controls environment and reporting procedures, as well as its SEC filing and other outstanding reporting obligations. See Part I, Item 4, Controls and Procedures, below, for a detailed discussion.

Associated Risks: There are many attendant risks, both with Allegheny’s current liquidity situation and the measures that have been undertaken to remedy the situation in the short-term. These risks can be viewed as liquidity risks associated with the Borrowing Facilities, asset sales risks, and restructuring risks.

Liquidity Risks Associated with the Borrowing Facilities: These risks would include increased interest rate risk and additional borrowing costs. Also, required prepayments under the Borrowing Facilities will absorb a large portion of future estimated cash flows and will limit Allegheny’s ability to raise capital for purposes other than debt repayment.

Asset Sales Risks: If asset sales do occur, it is likely that they would not be at terms as favorable as the market conditions existing when the assets were originally acquired. This situation could expose Allegheny to a loss in value on those assets.

Restructuring Risks: In association with the workforce reductions, winding-down and relocation of the energy trading operations, and the cancellation of construction projects, Allegheny is faced with the risk of losing experienced personnel, diverting management resources away from continuing operations, and failing to realize anticipated cost reductions.

There is no guarantee that Allegheny will be able to complete its plan to strengthen its liquidity in the short-term and move to its long-term strategy of remaining an integrated energy company with a focus on its fundamental power generation and delivery businesses.

Other Matters Concerning Liquidity and Capital Requirements: Allegheny’s wholesale marketing, energy trading, fuel procurement, and risk management activities require direct and indirect credit support. The amount of credit support required is affected by market price changes for electricity, natural gas, and other energy-related commodities and Allegheny’s credit rating. Such credit support might be in the form of letters of credit, cash deposits, or liquid securities.

Allegheny announced on October 8, 2002 that AE, AE Supply, and AGC were in default under their principal credit agreements after AE Supply declined to post additional collateral in favor of several trading counterparties. This default resulted in 24 trading counterparties terminating trades with Allegheny by December 31, 2002. Of these trading counterparties, Allegheny has settled with nine counterparties for a net cash inflow of $6.8 million. As of December 31, 2002, Allegheny had recorded accounts receivable of $9.0 million for payments due from terminated trading counterparties and had recorded accounts payable of $40.6 million due to terminated trading counterparties. In early 2003, Allegheny proposed payment schedules with the remaining counterparties to settle the accounts payable by the end of 2003. As of September 30, 2003, the amount due under the payment schedules, including interest, was approximately $24.1 million. This amount, plus $0.1 million of interest, was paid in the fourth quarter of 2003. There were no amounts outstanding at December 31, 2003 related to this matter.

Allegheny and certain of its subsidiaries have also executed letter of credit facilities to provide for additional capacity of $215.0 million. AE Supply regularly posts cash deposits or letters of credit with counterparties to collateralize a portion of its energy trading obligations. At September 30, 2003, there was $44.7 million outstanding under Allegheny’s letter of credit facilities.

Allegheny has various obligations and commitments to make future cash payments under contracts such as debt instruments, lease arrangements, fuel agreements, and other contracts. The table below provides a summary of the payments due by period for these obligations and commitments as of September 30, 2003. This table does not include capacity contract commitments that were accounted for under fair value accounting, as discussed below under AE Supply’s Operating Revenues or contingencies.

	Payments Due by Period
Contractual Cash Obligations and Commitments (In millions)	Payments from October 1, 2003 to December 31, 2003	Payments from January 1, 2004 to December 31, 2005	Payments from January 1, 2006 to December 31, 2007	Payments from January 1, 2008 and beyond	Total
Short-term debt	$—	$—	$—	$—	$—
Long-term debt due within one year *	280.3	—	—	—	280.3
Debentures, notes and bonds, including the Borrowing Facilities *	—	2,223.0	1,056.9	2,041.1	5,321.0
Long-term debt *	—	—	15.5	401.0	416.5
Capital lease obligations	4.0	27.8	14.3	0.6	46.7
Operating lease obligations	4.8	25.0	12.5	40.5	82.8
PURPA purchased power	51.8	400.4	413.7	4,126.6	4,992.5
Fuel purchase commitments	110.4	623.6	124.9	—	858.9

Total	$451.3	$3,299.8	$1,637.8	$6,609.8	$11,998.7

*	Does not include unamortized debt expense, discounts, premiums, and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133.

Amounts related to debentures, notes, and bonds in this table represent contractual cash payments required without taking into account their classification as current, as a result of a default in the underlying debt agreements, on the consolidated balance sheets.

Allegheny’s capital expenditures, including construction expenditures, for all of the subsidiaries for the last three months of 2003 and for the full years of 2004 and 2005 are estimated at $62.2 million, $304.0 million, and $342.7 million, respectively, and include estimated expenditures of $7.3 million, $71.9 million, and $125.6 million, respectively, for environmental control technology. See Item 8, Note 26, Commitments and Contingencies, in AE’s 2002 Annual Report on Form 10-K for additional information.

For 2002 and 2003, Allegheny’s cash flows were adequate to meet all of its payment obligations and to fund capital expenditures. Allegheny expects that cash flows from operations will not be sufficient in 2004 to cover future obligations, including capital expenditure requirements. Allegheny expects that it will need to arrange for alternative financing or sell certain assets in order to repay the principal amounts under the Borrowing Facilities scheduled for the third and fourth quarters of 2004.

Allegheny continues to seek to refinance the outstanding debt of AE and AE Supply with banks and other financial institutions and has filed an application with the SEC for approval for the refinancing. There is no assurance that SEC approval will be obtained or, if the approval is obtained, that AE and AE Supply will be able to refinance their indebtedness on satisfactory terms or at all.

ALLEGHENY’S RESULTS OF OPERATIONS

All comparisons presented under Allegheny’s Results of Operations, as well as each of the other registrant’s Results of Operations, are comparisons of operating results and other statistical information for the three and nine months ended September 30, 2003 to operating results and other statistical information for the three and nine months ended September 30, 2002.

Earnings (Loss) Summary

	Consolidated Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2003	2002	2003	2002
Delivery and Services	$29.2	$(23.2)	$82.9	$41.9
Generation and Marketing	(85.1)	(240.6)	(400.7)	(260.1)
Eliminations	4.9	0.8	(2.7)	(2.2)

Consolidated loss before cumulative effect of accounting changes	(51.0)	(263.0)	(320.5)	(220.4)
Cumulative effect of accounting changes, net	—	—	(20.8)	(130.5)

Consolidated net loss	$(51.0)	$(263.0)	$(341.3)	$(350.9)

	Basic and Diluted (Income) Loss Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Delivery and Services	$0.23	$(0.19)	$0.65	$0.33
Generation and Marketing	(0.67)	(1.91)	(3.16)	(2.07)
Eliminations	0.04	0.01	(0.02)	(0.02)

Consolidated loss before cumulative effect of accounting changes	(0.40)	(2.09)	(2.53)	(1.76)
Cumulative effect of accounting changes, net	—	—	(0.16)	(1.04)

Consolidated net loss	$(0.40)	$(2.09)	$(2.69)	$(2.80)

Allegheny’s consolidated net loss before cumulative effect of accounting change decreased $212.0 million for the three months ended September 30, 2003 when compared to the same period in 2002, primarily due to reduced losses in the Generation and Marketing segment as a result of reduced unrealized losses on commodity contracts in 2003 compared to the same period in 2002.

Consolidated net loss before cumulative effect of accounting change increased $100.1 million for the nine months ended September 30, 2003 when compared to the same period of 2002, primarily due to increased losses in the Generation and Marketing segment as a result of unrealized losses on commodity contracts in 2003, primarily during the first two quarters, versus unrealized gains in 2002, higher interest charges, and higher operation expense, including a loss on assets held for sale (see Note 4, Assets Held For Sale, above). These factors were offset in part by the recognition of a $56.7 million gain, net of income taxes ($75.8 million, before income taxes), for the reapplication of the provisions of SFAS No. 71, “Accounting for the Effects of Certain

Types of Regulation,” to West Virginia jurisdictional generating assets in 2003. See Note 10, Accounting for the Effects of Price Deregulation, above, for additional information regarding the reapplication of SFAS No. 71.

For the nine months ended September 30, 2003, consolidated net loss included $12.1 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of EITF Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management.” See Note 3, Energy Trading Activities, above, for additional information.

Also for the nine months ended September 30, 2003, consolidated net loss included $8.6 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 13, Asset Retirement Obligations, above, for additional information.

For the nine months ended September 30, 2002, consolidated net loss included $130.5 million ($210.1 million before tax), reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” See Item 8, Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K for additional information.

Operating Revenues

Total operating revenues for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Delivery and Services:
Regulated electric	$623.3	$636.9	$1,885.2	$1,847.6
Regulated natural gas	20.5	17.3	178.2	146.0
Bulk power	18.9	22.3	57.6	51.6
Unregulated services	7.6	159.9	31.3	441.6
Other affiliated and non-affiliated energy services	18.6	21.4	53.1	75.1

Total Delivery and Services revenues	688.9	857.8	2,205.4	2,561.9

Generation and Marketing:
Bulk power *	(45.6)	(318.9)	(453.4)	(207.2)
Retail, affiliated, and other	351.1	375.6	1,073.0	1,075.1

Total Generation and Marketing revenues	305.5	56.7	619.6	867.9

Eliminations:
Delivery and Services intersegment revenues	(364.8)	(378.7)	(1,108.1)	(1,099.3)
Other	8.0	1.3	(4.4)	(3.7)

	(356.8)	(377.4)	(1,112.5)	(1,103.0)

Total operating revenues	$637.6	$537.1	$1,712.5	$2,326.8

*	In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which has resulted in negative revenue amounts for the three and nine months ended September 30, 2003 and 2002.

Delivery and Services: The Delivery and Services segment’s regulated electric revenues for the three months ended September 30, 2003 decreased $13.6 million, primarily due to a decrease in residential sales as a result of a decrease in cooling degree days resulting from cooler summer weather, as compared to the three months ended September 30, 2002. The regulated electric revenues for the nine months ended September 30, 2003 increased $37.6 million, primarily due to increased residential sales, as compared to the nine months ended September 30, 2002.

The Delivery and Services segment’s regulated natural gas revenues increased $3.2 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, primarily due to increased residential and commercial sales resulting from a 28.5 percent increase in usage despite a slight decline in the average number of customers served. The Delivery and Services segment’s regulated natural gas revenues increased $32.2 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, due primarily to an increase in combined residential, commercial, industrial and municipal sales as a result of colder winter weather across Allegheny’s gas service territory.

The Delivery and Services segment’s unregulated services revenues decreased $152.3 million and $410.3 million for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, due primarily to the sale of Alliance Energy Services on December 31, 2002.

Generation and Marketing: The Generation and Marketing segment’s bulk power revenues for the three months ended September 30, 2003 increased $273.3 million in comparison to the same period in 2002, primarily due to recognition of realized gains and reduced unrealized losses associated with AE Supply’s trading portfolio. The Generation and Marketing segment’s bulk power revenues for the nine months ended September 30, 2003 decreased $246.2 million in comparison to the same period in 2002, primarily due to greater unrealized losses associated with AE Supply’s trading portfolio, offset by the recognition of realized gains. See the discussion in AE Supply’s MD&A, under Operating Revenues, with respect to net unrealized losses, recognized gains, changes in the fair value of commodity contracts, and the breakout of PLR revenues.

The Generation and Marketing segment’s retail, affiliated, and other revenues for the three months ended September 30, 2003 decreased $24.5 million in comparison to the same period in 2002, primarily due to an overall reduced demand from the Delivery and Services segment as a result of cooler summer weather, coupled with the effect of AE Supply’s exiting the retail business during June 2002. The Generation and Marketing segment’s retail, affiliated, and other revenues for the nine months ended September 30, 2003 decreased $2.1 million in comparison to the same period in 2002, primarily due to AE Supply’s exiting the retail business during June 2002, partially offset by increased sales volume to the Delivery and Services segment as a result of colder winter weather.

The elimination between Delivery and Services and Generation and Marketing revenues is necessary to remove the effect of affiliated revenues, which are primarily sales of bulk power.

Cost of Revenues

Fuel Consumed for Electric Generation: Fuel consumed for electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas, and oil burned at Allegheny’s generating stations to produce electricity. For the three months ended September 30, 2003, fuel consumed for electric generation decreased $5.3 million compared to the same period in 2002, primarily due to a 7.6 percent decrease in the quantity of electricity produced, offset in part by a 3.7 percent increase in average fuel prices. For the nine months ended September 30, 2003, fuel consumed for electric generation increased $17.3 million compared to the same period in 2002, primarily due to a 4.1 percent increase in average fuel prices, offset in part by a 1.3 percent decrease in the quantity of electricity produced.

Purchased energy and transmission: Purchased energy and transmission for the three and nine months ended September 30, 2003 and 2002 consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Delivery and Services:
From PURPA generation *	$54.2	$46.2	$163.2	$146.8
Other purchased energy	371.2	384.2	1,132.1	1,096.1

Total purchased energy for Delivery and Services	425.4	430.4	1,295.3	1,242.9
Generation and Marketing purchased energy and transmission	19.7	21.6	57.1	114.9
Eliminations	(363.1)	(376.9)	(1,102.6)	(1,092.3)

Total purchased energy and transmission	$82.0	$75.1	$249.8	$265.5

*PURPA cost (cents per KWh)	5.8	5.7	5.7	5.7

The Delivery and Services segment’s purchased energy from PURPA generation increased $8.0 million and $16.4 million for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to an increase in energy purchases from PURPA generating facilities. This was caused by increased output during the third quarter of 2003 as a result of greater water flow at a PURPA hydro-electric generation facility and decreased PURPA generation during 2002 due to outages at another PURPA generation facility. The average cost per KWh increased slightly for the three months ended September 30, 2003 as compared to the same period in 2002 while the average cost per KWh remained relatively consistent for the nine months ended September 30, 2003 as compared to the same period in 2002.

The Delivery and Services segment’s purchased energy from other than PURPA generation, which consists primarily of the Distribution Companies’ purchases of energy from AE Supply, decreased $13.0 million for the three months ended September 30, 2003 compared to the same period in 2002, primarily due to lower volume purchases from AE Supply resulting from cooler summer weather. This decrease was offset, in part, by the escalating market-based pricing component of the long-term power sales agreements between AE Supply and the Distribution Companies. The Delivery and Services segment’s purchased energy from other than PURPA generation increased $36.0 million for the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to an increase in purchases at higher average rates and greater volume for the period as a result of colder winter weather. In addition, the increase also includes the escalating market-based pricing component of the long-term power sales agreements between AE Supply and the Distribution Companies.

The Generation and Marketing segment’s purchased energy and transmission decreased $1.9 million and $57.8 million for the three and nine months ended September 30, 2003 compared to the same periods in 2002, primarily due to AE Supply exiting the retail business during June 2002 and the elimination of purchases of energy due to imbalances from the Delivery and Services segment beginning April 1, 2002, upon Allegheny’s entry into PJM. See the discussion in AE Supply’s MD&A, below, under Purchased Energy and Transmission with respect to the breakout of PLR revenues.

The eliminations are necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural gas purchases: Natural gas purchases for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Delivery and Services	$16.2	$128.6	$137.7	$432.1
Generation and Marketing	—	—	—	—

Total natural gas purchases	$16.2	$128.6	$137.7	$432.1

The Delivery and Services segment’s natural gas purchases decreased $112.4 million and $294.4 million for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, primarily due to the sale of Alliance Energy Services on December 31, 2002, which historically accounted for a majority of the natural gas purchases, partially offset by increased gas prices.

Deferred energy costs, net: The difference between energy costs and revenues collected from customers is deferred until recovered from or credited to customers under a purchased energy adjustment and have no impact on net revenues. Deferred energy costs, net decreased $6.3 million and $41.6 million for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, primarily due to higher natural gas prices incurred by Monongahela for its West Virginia natural gas operations, which are expected to be recovered in rates charged to customers.

Other cost of revenues: Other cost of revenues, which relates entirely to the Delivery and Services segment, decreased $30.0 million and $49.8 million for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, primarily due to the sale of the Allegheny Ventures gas consulting and procurement businesses (Fellon-McCord and Alliance Energy Services) on December 31, 2002, as well as a reduction in equipment procurement costs associated with Allegheny Energy Solutions’ engineering and construction project for the Southern Mississippi Electric Power Association.

Other Operating Expenses

Workforce Reduction Expenses: In July 2002, Allegheny announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction. Allegheny achieved workforce reductions of approximately ten percent primarily through a voluntary ERO program and selected staff reductions. The ERO program offered enhanced pension and medical benefits. The costs for the workforce reduction under the ERO program were determined in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Workforce reduction expenses for the quarter ended September 30, 2002 were $104.2 million, of which $52.7 million was for the Delivery and Services segment and $51.5 million for the Generation and Marketing segment. There were no such workforce reduction expenses for 2003.

Operation Expense: Operation expense for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Delivery and Services	$109.0	$110.6	$351.0	$336.5
Generation and Marketing	104.1	108.1	438.3	377.6

Total operation expense	$213.1	$218.7	$789.3	$714.1

Total operation expense decreased $5.6 million for the three months ended September 30, 2003 as compared to the same period in 2002, primarily as a result of the Generation and Marketing segment’s reduced rent expenses resulting from the relocation of the energy trading operations from New York to Monroeville, Pennsylvania in May of 2003, and a reduction in this segment’s uncollectible expense due to a write-off in the 2002 period that did not recur in 2003. These decreases were partially offset by higher costs associated with outside services, employee benefits, and materials and supplies across both the Generation and Marketing and Delivery and Services segments. Total operation expense increased $75.2 million for the nine months ended September 30, 2003 as compared to the same period in 2002, primarily due to higher costs related to employee benefits and outside services, and a $28.5 million loss on an asset held for sale (see Note 4, Assets Held For Sale, above), all of which are primarily attributable to the Generating and Marketing segment, and an increase in bad debts caused by the bankruptcy of a regulated utility customer.

Depreciation and Amortization: Depreciation and amortization expenses for the three and nine months ended September 30, 2003 were fairly consistent with the amounts for the same periods in 2002.

Taxes Other than Income Taxes: Taxes other than income taxes decreased $2.1 million and $6.9 million for the three and nine months ended September 30, 2003, respectively. The decrease for the three months ended September 30, 2003 was primarily the result of lower Pennsylvania gross receipts tax expense as a result of lower Pennsylvania retail revenues. The decrease for the nine months ended September 30, 2003 resulted from a favorable settlement of a West Virginia audit, reduced exposure to West Virginia Business and Occupation taxes, and reduced gross receipts tax due to AE Supply’s exit from the retail business.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating income and expenses before income taxes. Other income and expenses, net, increased $50.0 million and $124.6 million for the three and nine months ended September 30, 2003 as compared to the same periods in 2002. The increase for the three months ended September 30, 2003 is primarily due to a $9.6 million gain on the sale of land in the current year and a $28.9 million impairment charge related to unregulated investments recorded during the three months ended September 30, 2002, and which did not recur in 2003. The increase for the nine months ended September 30, 2003 is primarily a result of a $75.8 million gain recognized in the first quarter of 2003, related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia and an impairment charge related to unregulated investments of $42.7 million recorded in the nine months ended September 30, 2002, and which did not recur in 2003. See Note 12, Other Income and Expenses, Net, above, for additional information.

Interest Charges and Preferred Dividends

Interest charges on debt and other for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Delivery and Services	$34.6	$34.5	$99.3	$102.6
Generation and Marketing	92.7	46.9	251.7	131.5
Elimination	—	(0.2)	(0.1)	(4.9)

Total interest on debt	$127.3	$81.2	$350.9	$229.2

Interest charges on debt increased $46.1 million and $121.7 million for the three and nine months ended September 30, 2003 as compared to same periods in 2002, primarily due to higher interest rates resulting from Allegheny’s lower credit rating, and an increase in average debt outstanding, including new debt issued under the Borrowing Facilities.

Federal and State Income Tax (Benefit) Expense

The provision for income tax expense for earnings from operations and/or the income tax benefit for losses from operations results in an effective income tax rate, which differs from the federal statutory rate of 35.0 percent principally due to state income taxes, tax credits, effects of utility rate making, and certain non-deductible expenses.

The effective income tax rates for the three months ended September 30, 2003 and 2002 were 34.1 percent and 38.2 percent, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 41.6 percent and 39.0 percent, respectively. The change in the effective income tax rate for the three months ended September 30, 2003 is primarily due to the tax benefits recorded as a result of exiting the Western United States energy markets, which were partially offset by the inability to record certain state tax benefits as a result of reaching net operating loss utilization limits.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

Cumulative Effect of Accounting Changes, Net

The following items were recorded in the first quarter of the respective effective date:

Effective January 1, 2003, Allegheny adopted EITF Issue No. 02-3. As a result, Allegheny recorded a charge against earnings, related entirely to the operations at AE Supply, as the cumulative effect of a change in accounting principle of $12.1 million, net of income taxes ($19.7 million, before income taxes), representing the fair value of those contracts previously accounted for under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” that no longer qualify for mark-to-market accounting. See Note 3, Energy Trading Activities, above, for additional information.

Effective January 1, 2003, Allegheny adopted SFAS No. 143. As a result, Allegheny recorded a charge against earnings as the cumulative effect of a change in accounting principle of $8.6 million, net of income taxes ($14.0 million, before income taxes). See Note 13, Asset Retirement Obligations, above, for additional information.

Effective January 1, 2002, Allegheny adopted SFAS No. 142. As a result, Allegheny recorded a charge of $130.5 million, net of income taxes ($210.1 million, before income taxes), as the cumulative effect of a change in accounting principle. See Item 8, Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K for additional information.

AE SUPPLY’S RESULTS OF OPERATIONS

Loss Summary

Consolidated loss before cumulative effect of accounting changes decreased $167.0 million for the three months ended September 30, 2003, when compared to the same period in 2002, primarily due to higher net revenues, reflecting lower unrealized losses on commodity contracts in 2003 as compared to the same period in 2002, and lower operation expense, offset by higher interest charges.

Consolidated loss before cumulative effect of accounting changes increased $189.1 million for the nine months ended September 30, 2003, when compared to the same period in 2002, primarily due to lower net revenues, reflecting unrealized losses on commodity contracts in 2003 versus unrealized gains in 2002, and higher interest charges and operation expense.

For the nine months ended September 30, 2003, consolidated net loss increased by $12.1 million and $7.4 million, net of income taxes, as a result of the cumulative effect of the accounting changes associated with the adoptions of EITF Issue No. 02-3 and SFAS No. 143, respectively. See Note 3, Energy Trading Activities, and Note 13, Asset Retirement Obligations, above, for additional information. These amounts were recorded during the three-month period ended March 31, 2003.

Operating Revenues

Total operating revenues for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Operating revenues:
Retail	$—	$12.0	$—	$36.6
Wholesale	(45.4)	(321.8)	(451.0)	(210.8)
Affiliated	283.6	291.7	870.2	844.4

Total operating revenues	$238.2	$(18.1)	$419.2	$670.2

Retail: Retail revenues decreased as a result of exiting the retail business commencing June 2002.

Wholesale: For the three months ended September 30, 2003, wholesale revenues increased $276.4 million as compared to the three months ended September 30, 2002. The increase was primarily due to the result of lower net unrealized losses in 2003 of $111.0 million, as compared to net unrealized losses of $309.0 million for the same period in 2002. The unrealized losses for the three months ended September 30, 2002 were primarily driven by a net reduction in value of AE Supply’s commodity contract portfolio, as a result of revised valuation techniques and assumptions, which did not recur in the same period of 2003. The net unrealized losses for the three months ended September 30, 2003 include $172.3 million associated with exiting the Western United States energy markets in September 2003. These amounts are offset by unrealized gains on all other portfolios of $61.1 million. The unrealized gains were the result of favorable price movements and sales in the Eastern United States energy trading markets.

For the nine months ended September 30, 2003, wholesale revenues decreased $240.2 million as compared to the nine-month period ended September 30, 2002, primarily due to unrealized losses in 2003 of $479.4 million as compared to unrealized losses of $180.8 million for the same period of 2002. The unrealized losses for the nine months ended September 30, 2003 include losses as the result of exiting the Western United States energy trading markets of approximately $554.6 million. These unrealized losses were offset by approximately $75.2 million of unrealized gains as the result of favorable price movements and sales in the Eastern United States energy trading markets.

The decrease in the nine-month period ended September 30, 2003, as compared to the same period in 2002, was the result of pricing differential and volatility in the Western United States energy markets (both electric and gas), as well as increased credit costs, as a result of changes in market conditions, and excess capacity. There has been, and may continue to be, significant volatility in the market prices for electricity and natural gas at the wholesale level which will impact AE Supply’s operating results.

Also, AE Supply had net realized gains of $65.7 million and realized losses of $12.8 million, for the three-month periods ended September 30, 2003 and 2002, respectively, and net realized gains of $28.4 million and realized losses of $29.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively, as a result of settling its trades during those periods.

The net realized gains for the three months ended September 30, 2003, include proceeds received of $60.7 million as a result of exiting the Western United States energy trading markets, proceeds received of approximately $10 million from the termination of a power trading agreement in the Western United States energy trading markets by a counterparty, approximately $33 million from the sale of excess generation and favorable price movements across all other energy trading markets. These gains were reduced by approximately $38 million paid to various counterparties to terminate various power trading contracts in the Northeastern United States.

See Item 7, Management’s Discussion and Analysis, for AE Supply in the 2002 Annual Report on Form 10-K for discussions surrounding the methodology, tenor, and description of AE Supply’s trading portfolio, as well as a description with respect to the range of observable market prices and overall market liquidity. There has been no significant change in the methodology to valuing the portfolio during the three and nine-month periods ended September 30, 2003. All changes in the fair value of the portfolio are the result of changes in market conditions.

The fair value of energy trading commodity contracts, which represents the net unrealized gain and loss positions, is recorded as assets and liabilities, after applying the appropriate counterparty netting agreements. At September 30, 2003, the fair value of energy trading commodity contract assets and liabilities was $23.5 million and $104.5 million, respectively. At December 31, 2002, the fair value of energy trading commodity contract assets and liabilities was $1,211.9 million and $783.7 million, respectively.

The following table disaggregates the net fair value of commodity contract assets and liabilities, excluding AE Supply’s generating assets and power sales agreements with its regulated utility affiliates for their provider of last resort obligations, as of September 30, 2003, based on the underlying market price source and the contract delivery periods:

Source of fair value

(In millions)	2003	2004	2005	2006	2007	There after	Total fair value
Prices actively quoted	$(14.0)	$(17.4)	$(12.8)	$(5.9)	$(5.4)	$(15.1)	$(70.6)
Prices provided by other external sources	—	(1.3)	(6.2)	(4.8)	—	—	(12.3)
Prices based on models	(0.2)	2.8	(0.1)	0.3	(0.9)	—	1.9

Total	$(14.2)	$(15.9)	$(19.1)	$(10.4)	$(6.3)	$(15.1)	$(81.0)

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

Approximately $1.9 million of AE Supply’s commodity contracts were classified above as prices based on models, even though a portion of these contracts are valued based on observable market prices. The most significant variables to AE Supply’s models used to value these contracts are the forward prices for both electricity and natural gas. These forward prices are based on observable market prices to the extent prices are available in the market. Generally, electricity forward prices are actively quoted for about one year, and some observable market prices are available for about three years. After three years, the forward prices for electricity are based on the forward price of natural gas and a marginal heat rate for generation (based on more efficient natural gas-fired generation) to convert natural gas into electricity. For natural gas, forward prices are generally actively quoted for about three years, and some observable market prices are available for about five years. Beyond five years, natural gas prices are escalated, based on trends in prior years.

For deliveries by the end of 2003, the fair value of AE Supply’s commodity contracts was a net liability of $14.2 million.

Net unrealized losses of $111.0 million and $479.4 million for the three and nine months ended September 30, 2003, respectively, were recorded in the consolidated statements of operations in wholesale revenues to reflect the change in the estimated fair value of the energy commodity contracts. The following table provides a roll-forward of the net fair value, or commodity contract assets less commodity contract liabilities, of AE Supply’s commodity contracts from July 1, 2003 to September 30, 2003 and from December 31, 2002, to September 30, 2003:

(In millions)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net fair value of commodity contract assets and liabilities as of June 30, 2003 and December 31, 2002, respectively	$28.4	$428.2

Unrealized losses on commodity contracts, net during 2003:
Cumulative effect of an accounting change attributable to conversion to EITF 02-3	—	(19.7)
Sale of energy trading portfolios and contracts	(149.6)	(167.3)
Renegotiation of contract terms related to the CDWR contract	—	(152.2)
Other unrealized gains (losses) on commodity contracts, net	38.6	(159.9)

Total unrealized losses on commodity contracts, net	(111.0)	(499.1)

Net options paid and received	1.6 *	(10.1)**

Net fair value of commodity contract assets and liabilities as of September 30, 2003	$(81.0)	$(81.0)

*	Amount is net of ($1.6) of option premium expirations
**	Amount is net of ($10.1) of option premium expirations

Affiliated: Affiliated revenues decreased $8.1 million and increased $25.8 million for the three and nine months ended September 30, 2003 in comparison to the same periods in 2002. The decrease for the three-month period ended September 30, 2003 in comparison to the same period in 2002 is primarily due to an overall reduced volume demand from the Distribution Companies as a result of cooler summer weather. The increase for the nine-month period ended September 30, 2003 in comparison to the same period in 2002 is primarily due to increased sales volume and higher average prices charged to the Distribution Companies in accordance with the escalating market-based pricing component of the long-term power sales agreements between AE Supply and the Distribution Companies.

The tables below separate operating revenues and cost of revenues into two components: PLR and Excess Generation and Trading for the three and nine months ended September 30, 2003 and 2002, respectively. See Item 7, Management’s Discussion and Analysis, for AE Supply in the 2002 Annual Report on Form 10-K for a further description.

	PLR Three Months Ended September 30,		Excess Generation and Trading Three Months Ended September 30,		Total Three Months Ended September 30,
(In millions)	2003	2002	2003	2002	2003	2002
Operating revenues:
Physical delivery	$293.2	$301.7	$25.8	$(34.6)	$319.0	$267.1
Financial settlement	—	—	(80.8)	(285.2)	(80.8)	(285.2)

Total revenues	293.2	301.7	(55.0)	(319.8)	238.2	(18.1)

Cost of revenues:
Fuel for electric generation	117.4	118.9	6.6	11.6	124.0	130.5
Purchased energy and transmission:
Physical delivery	15.1	15.8	10.7	13.6	25.8	29.4
Financial settlement	—	—	0.1	(0.9)	0.1	(0.9)

Total cost of revenues	132.5	134.7	17.4	24.3	149.9	159.0

Net revenues	$160.7	$167.0	$(72.4)	$(344.1)	$88.3	$(177.1)

	PLR Nine Months Ended September 30,		Excess Generation and Trading Nine Months Ended September 30,		Total Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002	2003	2002
Operating revenues:
Physical delivery	$911.2	$882.5	$(41.6)	$(25.0)	$869.6	$857.5
Financial settlement	—	—	(450.4)	(187.3)	(450.4)	(187.3)

Total revenues	911.2	882.5	(492.0)	(212.3)	419.2	670.2

Cost of revenues:
Fuel for electric generation	335.4	324.9	13.2	17.1	348.6	342.0
Purchased energy and transmission:
Physical delivery	60.0	48.1	26.8	72.1	86.8	120.2
Financial settlement	—	—	0.4	6.8	0.4	6.8

Total cost of revenues	395.4	373.0	40.4	96.0	435.8	469.0

Net revenues	$515.8	$509.5	$(532.4)	$(308.3)	$(16.6)	$201.2

Cost of Revenues

Fuel Consumed for Electric Generation: For the three months ended September 30, 2003, fuel consumed for electric generation decreased $6.5 million compared to the same period in 2002, primarily due to an 8.2 percent decrease in the quantity of electricity produced. For the nine months ended September 30, 2003, fuel consumed for electric generation increased $6.6 million compared to the same period in 2002, primarily due to a 3.1 percent increase in average fuel prices, partially offset by a 2.2 percent decrease in the quantity of electricity produced.

Purchased Energy and Transmission: Purchased energy and transmission decreased $2.6 million and $39.8 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily due to the absence of purchased energy to support retail sales as a result of AE Supply’s exiting the retail business during June 2002, and the absence of purchases from the Distribution Companies beginning April 1, 2002, upon Allegheny’s entry into PJM.

Other Operating Expenses

Workforce Reduction Expenses: In July 2002, Allegheny announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction and a reorganization of AE Supply’s trading division. In the quarter ended September 30, 2002, AE Supply recorded a charge for its allocable share of the workforce reduction expenses of $40.9 million, before income taxes. These charges did not recur in 2003.

Operation Expense: Operation expense decreased $8.2 million for the three months ended September 30, 2003, as compared to the same period in 2002, primarily due to reduced rent expenses related to the relocation of the trading operations from New York to Monroeville, Pennsylvania in May 2003, and a reduction in uncollectible expense due to a write-off in the 2002 period that did not recur in 2003. These decreases were partially offset by higher costs associated with outside services, employee benefits, and materials and supplies.

Operation expense increased $58.9 million for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily due to a $28.5 million loss on an asset held for sale (see Note 4, Assets Held For Sale, above), and higher costs associated with employee benefits, outside services, and refinancing fees related to the Borrowing Facilities. These increases were offset, in part, by the savings related to the relocation of the trading operations from New York to Monroeville, Pennsylvania in May 2003.

Depreciation and Amortization: Depreciation and amortization increased $5.5 million and $5.3 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily due to an increase in average plant in service balances, including the addition of a 540 MW generating facility in Springdale, Pennsylvania that became operational in July 2003.

Taxes Other than Income Taxes: Taxes other than income taxes remained consistent for the three months ended September 30, 2003, but decreased $6.9 million for the nine months ended September 30, 2003 as compared to the same period in 2002, primarily due to a decrease in gross receipt taxes from exiting the retail business, reduced exposure to West Virginia Business and Occupation taxes, an adjustment for Pennsylvania capital stock taxes, reductions in Pennsylvania property taxes as a result of a favorable court ruling, and negotiations that resulted in the reduction of property taxes at the Wheatland facility in Indiana.

Interest Charges

Interest charges increased $40.1 million and $96.6 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily due to an increase in AE Supply’s average long-term debt outstanding, including new debt issued under the Borrowing Facilities, and higher interest rates charged on the debt as a result of the Company’s lower credit rating.

Federal and State Income Tax (Benefit) Expense

The effective income tax rates for the three months ended September 30, 2003 and 2002 were 35.7 percent and 38.1 percent, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 40.1 percent and 38.6 percent, respectively. The change in the effective tax rate for the three months ended September 30, 2003 is primarily due to the impact of exiting the Western United States energy market offset by the inability to record certain state tax benefits as a result of reaching net operating loss utilization limits.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

MONONGAHELA’S RESULTS OF OPERATIONS

Earnings (Loss) Summary

	Consolidated Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Delivery and Services	$2.0	$(11.0)	$10.3	$8.0
Generation and Marketing	3.5	1.8	57.9	(4.1)

Consolidated income before cumulative effect of accounting change	5.5	(9.2)	68.2	3.9
Cumulative effect of accounting change, net	—	—	(0.5)	(115.4)

Consolidated net income (loss)	$5.5	$(9.2)	$67.7	$(111.5)

Monongahela earned $5.5 million consolidated income before cumulative effect of accounting change for the three months ended September 30, 2003, compared to a consolidated loss of $9.2 million for the three months ended September 30, 2002. The increased profitability of $14.7 million for the three months ended September 30, 2003 is primarily due to a decrease in workforce reduction expenses incurred in 2002, and which did not recur in 2003. The expense reduction was partially offset by a decrease in net revenues during 2003 of $9.2 million. This reduction in net revenues was driven by increased cost of revenues as a result of increased PURPA generation purchases during the three months ended September 30, 2003.

Monongahela’s consolidated income before cumulative effect of accounting change increased $64.3 million for the nine months ended September 30, 2003, primarily due to increased earnings in the Generation and Marketing segment as a result of the recognition of a $48.1 million gain, net of income taxes ($61.7 million, before income taxes), for the reapplication of the provisions of SFAS No. 71. Additionally, $28.6 million of workforce reduction expenses recognized in the nine months ended September 30, 2002 did not recur in 2003. These positive earnings effects were partially offset by increased operation expense, primarily bad debt expense of $8.4 million and higher costs related to employee compensation and benefits and outside services. See Note 10, Accounting for the Effects of Price Deregulation, above, for additional information regarding the reapplication of SFAS No. 71. The cumulative effect of accounting change for 2003 relates to the adoption of SFAS No. 143. See Note 13, Asset Retirement Obligations, above, for additional information.

In 2002, earnings were reduced by $115.4 million, net of income taxes, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 142. See Item 8, Note 5, Goodwill and Other Intangible Assets, to the consolidated financial statements in Allegheny’s 2002 Annual Report on Form 10-K for additional information.

Operating Revenues

Total operating revenues for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Delivery and Services:
Regulated electric	$158.8	$161.7	$463.3	$463.6
Regulated natural gas	20.4	17.3	178.0	146.0
Bulk power	4.7	5.5	13.8	12.6
Other affiliated and non-affiliated energy services	4.0	2.6	11.9	14.5

Total Delivery and Services revenues	187.9	187.1	667.0	636.7

Generation and Marketing:
Bulk power	(0.2)	2.9	1.7	3.6
Retail, affiliated, and other	84.8	88.3	260.4	234.5

Total Generation and Marketing revenues	84.6	91.2	262.1	238.1

Eliminations	(72.6)	(76.2)	(214.1)	(210.5)

Total operating revenues	$199.9	$202.1	$715.0	$664.3

For the three months ended September 30, 2003, the Delivery and Services segment’s regulated electric revenues decreased $2.9 million as compared to the three months ending September 30, 2002, primarily due to a decrease in residential sales, which reflects a 31.5 percent decrease in cooling degree days as a result of cooler summer weather, partially offset by increased industrial revenues. For the nine months ended September 30, 2003, the Delivery and Services segment’s regulated electric revenues were consistent with the nine months ending September 30, 2002.

For the three months ended September 30, 2003, the Delivery and Services segment’s regulated natural gas revenues increased $3.1 million as compared to the three months ending September 30, 2002, primarily due to increased residential and commercial sales as a result of a 28.5 percent increase in usage. For the nine months ended September 30, 2003, the Delivery and Services segment’s regulated natural gas revenues increased $32.0 million as compared to the nine months ended September 30, 2002, primarily due to an increase in combined residential, commercial, industrial and municipal sales as a result of a 24.1 percent increase in usage.

The Generation and Marketing segment’s retail, affiliated and other revenues decreased $3.5 million in the three months ended September 30, 2003 in comparison to the same period in 2002, primarily due to decreased sales of energy to the Delivery and Services segment due to declining regulated electric sales. However, when combined with the six months ended June 30, 2003, the resulting net increase in these revenues for the nine months ended September 30, 2003 was $25.9 million. This combined net increase was the result of an overall increase in sales of excess generation to AE Supply at higher average rates.

For the three and nine months ended September 30, 2003, the Generation and Marketing segment’s bulk power revenues decreased $3.1 million and $1.9 million, respectively, primarily due to a reduction in transmission services resulting from fewer cooling days. These decreases were partially offset by increased bulk power usage.

The eliminations in revenues are necessary to remove the effect of affiliated revenues, primarily sales of bulk power.

Cost of Revenues

Fuel Consumed For Electric Generation: Fuel consumed for electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas, and oil burned at Monongahela’s generating stations to produce electricity. For the three months ended September 30, 2003, fuel consumed for electric generation increased $1.2 million compared to the same period in 2002, primarily due to an 8.2 percent increase in average fuel prices, offset by a 5.6 percent decrease in the quantity of electricity produced. For the nine months ended September 30, 2003, fuel consumed for electric generation increased $10.7 million compared to the same period in 2002, primarily due to an 8.0 percent increase in average fuel prices and a 1.8 percent increase in the quantity of electricity produced.

Purchased Energy and Transmission: Purchased energy and transmission for the three and nine months ended September 30, 2003 and 2002 consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Delivery and Services:
From PURPA generation	$17.4	$11.8	$54.5	$43.6
Other purchased energy	88.6	93.6	265.6	258.4

Total purchased energy and transmission Delivery and Services	106.0	105.4	320.1	302.0
Generation and Marketing purchased energy and transmission	11.3	9.8	32.2	28.8
Eliminations	(72.7)	(76.2)	(214.2)	(210.5)

Total purchased energy and transmission	$44.6	$39.0	$138.1	$120.3

The Delivery and Services segment’s purchased energy from PURPA generation increased $5.6 million and $10.9 million for the three and nine-month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. This is primarily due to increased PURPA generation during the third quarter of 2003 due to increased output as a result of greater water flow at a PURPA hydro-electric generation facility and decreased PURPA generation during 2002 due to outages at another PURPA generation facility.

The Delivery and Services segment’s purchased energy from other than PURPA generation decreased $5.0 million for the three months ended September 30, 2003, primarily due to decreased purchases of energy from the Generation and Marketing segment as a result of declining regulated electric sales. The Delivery and Services segment’s purchased energy from other than PURPA generation increased $7.2 million for the nine months ended September 30, 2003, primarily due to higher energy cost and higher transmission costs as a result of Monongahela joining the PJM in the second quarter of 2002.

The Generation and Marketing segment’s purchased energy and transmission for the three and nine months ended September 30, 2003, remained relatively consistent with the same periods in 2002.

The eliminations are necessary to remove the effect of affiliated purchased energy and transmission expenses.

Natural Gas Purchases: Natural gas purchases, which relate entirely to the Delivery and Services segment, increased $4.4 million for the three months ended September 30, 2003, as compared to the same period in 2002, primarily due to higher prices, and increased $52.0 million for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily due to increased gas purchases at higher prices to support increased gas sales.

Other Operating Expenses

Workforce Reduction Expenses: In July 2002, Allegheny announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction. In the quarter ended September 30, 2002, Monongahela recorded a charge for its allocable share of the workforce reduction expenses of $28.6 million, before income taxes. There were no workforce reduction expenses in 2003.

Operation Expense: Operation expense increased $3.0 million and $24.1 million for the three and nine months ended September 30, 2003, respectively. The $3.0 million increase in operation expense for the three months ended September 30, 2003 as compared to the same period in 2002, which relates almost entirely to the Delivery and Services segment, is primarily due to costs associated with increased actuarially determined workers compensation costs. The $24.1 million increase in operation expense for the nine months ended September 30, 2003 as compared to the same period in 2002, which relates almost entirely to the Delivery and Services segment, is primarily due to higher costs related to bad debt expense of approximately $8.4 million along with higher costs related to employee benefits, outside services and actuarially determined workers compensation costs.

Taxes Other than Income Taxes: Taxes other than income taxes decreased $1.1 million for the three months ended September 30, 2003, as compared to the same period of 2002, primarily as a result of a favorable court ruling related to Pennsylvania property tax. Taxes other than income taxes decreased $2.9 million for the nine months ended September 30, 2003 as compared to the same period in 2002, primarily due to a favorable audit settlement and lower Pennsylvania property taxes as a result of the favorable court ruling.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating income and expenses before income taxes. Other income and expenses, net, for the three months ended September 30, 2003 increased $1.3 million from the three months ended September 30, 2002, primarily due to increased earnings from Monongahela’s equity earnings in AGC, which were offset, in part, by reduced interest and dividend income. Other income and expenses, net, increased $62.4 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, primarily due to the recognition of a $61.7 million gain related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia. See Note 10, Accounting for the Effects of Price Deregulation, and Note 12, Other Income and Expenses, Net, above, for additional information.

Federal and State Income Tax Expense

Monongahela recorded an income tax benefit of $4.6 million during the third quarter of 2003 despite having earned $0.9 million of income for such period. This tax benefit is the result of rate making effects recognized in 2003 related to generation assets, which were not recognized in 2002. The effective income tax rate for the three months ended September 30, 2002 was 45.1 percent.

The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 18.7 percent and 31.9 percent, respectively. The change in the effective income tax rate for the nine-month period ended September 30, 2003 is primarily caused by the impact of the reapplication of SFAS No. 71 and rate making effects recognized in 2003 related to generation assets, which were not recognized in 2002.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

POTOMAC EDISON’S RESULTS OF OPERATIONS

Earnings (Loss) Summary

Potomac’s net income increased $9.6 million for the three months ended September 30, 2003, as compared to the same period of 2002. This net increase was primarily due to the $12.8 million of non-recurring workforce reduction expenses which were incurred in the three months ended September 30, 2002, a $1.7 million increase in net revenues, and a $1.2 million reduction in interest charges resulting from interest recorded in 2002 for a Maryland sales and use tax assessment. These improvements in income were partially offset by increases in taxes other than income taxes due to Maryland coal credits in 2002, which did not recur in 2003 and increased fuel taxes as well as increased federal and state income taxes, resulting from the increased level of pre-tax income.

Net income increased $21.5 million for the nine months ended September 30, 2003, as compared to the same period of 2002. The net increase was primarily due to $12.8 million of non-recurring workforce reduction expenses, which were incurred in the three months ended September 30, 2002, and a $5.0 million increase in net revenues. These improvements in income were offset by increases in federal and state income tax expense resulting from the increased level of pre-tax income and increased operation expense as a result of higher costs related to employee benefits and outside services. These cost increases were partially offset by reduced interest charges as a result of an interest payment made on a sales and use tax assessment recorded in 2002 which did not recur in 2003, and the recognition of an $8.6 million gain, net of income taxes ($14.1 million, before income taxes), for the reapplication of the provisions of SFAS No. 71. See Note 10, Accounting for the Effects of Price Deregulation, above, for additional information regarding the reapplication of SFAS No. 71.

The cumulative effect of accounting change for the nine months ended September 30, 2003, relates to the adoption of SFAS No. 143. See Note 13, Asset Retirement Obligations, above, for additional information.

Operating Revenues

For the three months ended September 30, 2003, operating revenues were fairly consistent when compared to the three months ended September 30, 2002. Although there were increases in the average number of residential and commercial customers served during the 2003 period, there was a 24.9 percent decrease in the number of cooling degree days as compared to the 2002 period.

For the nine months ended September 30, 2003, operating revenues increased $39.1 million over the nine months ended September 30, 2002, primarily due to an increase in residential sales as a result of an increase in heating degree days due to colder winter weather in its service territory, an increase in the average number of customers served and an increase in industrial sales as a result of additional MWh’s provided.

Cost of Revenues

Purchased Energy and Transmission: Purchased energy expense was relatively unchanged for three months ended September 30, 2003 when compared to the same period of the prior year. Purchased energy expense for the nine months ended September 30, 2003, was $36.4 million higher from those for the nine months ended September 30, 2002, due to higher volume and slightly higher rates.

Other Operating Expenses

Workforce Reduction Expenses: In July 2002, Allegheny announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction. In the quarter ended September 30, 2002, Potomac Edison recorded a charge for its allocable share of the workforce reduction expenses of $12.8 million, before income taxes. There were no workforce reduction expenses in 2003.

Operation Expense: Operation expense remained relatively consistent for the three months ended September 30, 2003, as compared to the same period in 2002. Operation expense increased $6.5 million for the nine months ended September 30, 2003, as compared to the same period of 2002, primarily due to higher costs related to employee benefits and outside services.

Depreciation and Amortization: Depreciation and amortization expense increased $0.4 million and $1.7 million for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, as a result of greater plant in service amounts.

Taxes Other Than Income Taxes: Taxes other than income taxes increased $3.0 million for the three months ended September 30, 2003, as compared to the same period in 2002, primarily due to the recognition, during the third quarter of 2002, of a Maryland coal credit subject to gross receipts tax and, to a lesser degree, increased fuel taxes in 2003. Taxes other than income taxes remained relatively consistent for the nine months ended September 30, 2003 in comparison to the same period in 2002.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating income and expense before income taxes. Other income and expenses, net, increased $0.8 million for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Other income and expenses, net, increased $18.9 million for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily due to the recognition, during the first quarter of 2003, of a $14.1 million gain related to the reapplication of the provisions of SFAS No. 71 and a $1.9 million gain on the sale of land. See Note 10, Accounting for the Effects of Price Deregulation, and Note 12, Other Income and Expenses, Net, above, for additional information.

Federal and State Income Tax Expense

The effective income tax rates for the three months ended September 30, 2003 and 2002 were 28.3 percent and 32.2 percent, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 29.5 percent and 32.2 percent, respectively. The change in the effective income tax rate for the nine-month period ended September 30, 2003 is primarily caused by the effect of regulation on deferred income taxes for depreciation, and allocated consolidated tax benefits.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

WEST PENN’S RESULTS OF OPERATIONS

Earnings Summary

Consolidated net income increased $15.8 million for the three months ended September 30, 2003, as compared to the same period of 2002. The net increase was primarily due to nonrecurring workforce reduction expenses of $20.0 million which occurred in 2002, and did not recur in 2003, a $14.7 million increase in other income during 2003 resulting from a gain on the sale of land, and $1.9 million in reduced interest charges. These decreases were partially offset by a $9.0 million decrease in net revenues due to a lower sales level in 2003, increases in other operating expenses, and a $9.2 million increase in federal and state income taxes resulting from the increased level of pre-tax income.

For the nine months ended September 30, 2003, consolidated net income increased $8.0 million, primarily due to the lower workforce reduction expenses as described above, and $5.5 million in reduced interest charges, partially offset by an $8.9 million decrease in net revenues resulting from the lower sales level in 2003, increased other operating expenses, and a $4.5 million increase in federal and state income taxes resulting from the increased level of pre-tax income.

Operating Revenues

Operating revenues decreased $14.7 million for the three months ended September 30, 2003, from the three months ended September 30, 2002, primarily due to decreased revenue from residential customers of $9.7 million as a result of a 34.5 percent decrease in cooling degree days partially offset by an increase in the average number of customers served, and a decrease in revenue from affiliates of $1.8 million. These decreases were partially offset by increased revenue from commercial customers resulting from increased average prices.

Operating revenues decreased $11.1 million for the nine months ended September 30, 2003, compared to the same period of 2002, primarily due to $9.6 million of reduced sales to affiliates, reduced revenue from industrial customers of $6.4 million as a result of a decline in MWh’s provided, and reduced revenue of $6.7 million from municipal customers who have chosen alternate electricity generation suppliers. These decreases were partially offset by increased revenue of $7.9 million from residential customers resulting from increased MWh sales due to a 19.8 percent increase in the heating degree days for the 2003 period as compared to the same period of 2002.

Cost of Revenues

Purchased energy expense: Purchased energy expense decreased $5.6 million and $2.2 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002. These decreases were principally the result of reduced revenue resulting from a 5.5 percent decline in usage for the three months ended September 30, 2003 and a 2.3 percent decline in usage for the nine-month period.

Other Operating Expenses

Workforce Reduction Expenses: In July 2002, Allegheny announced a restructuring plan to reduce long-term expenses. The restructuring activities included a company-wide workforce reduction. In the quarter ended September 30, 2002, West Penn recorded a charge for its allocable share of the workforce reduction expenses of $20.0 million, before income taxes. There were no workforce reduction expenses in the third quarter of 2003.

Operation Expense: Operation expense increased $2.6 million for the three months ended September 30, 2003 from the same period in 2002 primarily resulting from increased insurance costs and, to a lesser extent, increased material and supplies costs. Operation expense decreased $3.5 million for the nine months ended September 30, 2003, compared to the same period of 2002, as a result of savings from restructuring and cost reduction initiatives begun in the third quarter of 2002, including Allegheny’s voluntary ERO program offset, in part, by increased costs related to insurance, materials and supplies, and employee benefits.

Depreciation and Amortization: Depreciation and amortization expense increased $2.3 million and $4.9 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of the prior year, primarily due to an increase in the property, plant, and equipment in service balances.

Taxes Other than Income Taxes: Taxes other than income taxes decreased $2.3 million for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to lower Pennsylvania gross receipts tax expense as a result of lower Pennsylvania retail revenues and adjustments related to regulatory issues and tax filings. Taxes other than income taxes increased $2.6 million for the nine months ended September 30, 2003, compared to the same period of 2002, primarily due to an increase in gross receipt taxes on increased Pennsylvania retail revenues and a current year accrual of Pennsylvania use taxes related to prior tax periods.

Other Income and Expenses, Net

Other income and expenses, net, represent non-operating income and expenses before income taxes. Other income and expenses, net, increased $14.7 million for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, primarily due to a $9.6 million gain from the sale of land, and to a lesser extent, interest received on a tax refund. Other income and expenses, net, remained fairly consistent for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

Interest Charges

Interest charges decreased $2.0 million and $5.5 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002, primarily due to lower average debt levels resulting from the repayment of transition bonds.

Federal and State Income Tax Expense

The effective income tax rates for the three months ended September 30, 2003 and 2002 were 33.3 percent and 29.2 percent, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 32.5 percent and 32.3 percent, respectively.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

AGC’S RESULTS OF OPERATIONS

Earnings Summary

Net income increased $1.6 million for the three months ended September 30, 2003, as compared to the same period of 2002, primarily due to increased revenues, all of which are from affiliates. Net income increased $2.2 million for the nine months ended September 30, 2003, as compared to the same period of the prior year, primarily due to increased revenues which were offset, in part, by an increase in interest on debt.

Operating Revenues

Operating revenues increased $1.8 million and $4.7 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002, primarily due to an increase in recoveries through regulated rates, which were brought about as a result of higher interest expenses and an increase in AGC’s investment in the Bath County power station for the nine-month period. AGC’s interest on debt increased primarily due to higher interest rates. AGC recovers in revenues all of its operation expense, depreciation, taxes other than income taxes, and a return on its investment through a cost-of-service rate schedule approved by the FERC.

Federal and State Income Tax Expense

The effective income tax rates for the three months ended September 30, 2003 and 2002 were 27.8 percent and 29.1 percent, respectively. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were 31.7 percent and 30.6 percent, respectively.

Allegheny allocates various tax benefits to the subsidiaries on a standard quarterly allocation pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

FINANCIAL CONDITION, REQUIREMENTS, AND RESOURCES

Liquidity and Capital Requirements

On February 25, 2003 and March 13, 2003, Allegheny entered into the Borrowing Facilities totaling $2,447.8 million with various credit providers to refinance and restructure the majority of AE and AE Supply’s short-term debt. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, in the Notes to consolidated financial statements in the 2002 Annual Report on Form 10-K for a full description of the Borrowing Facilities and related debt covenant requirements. Allegheny and AE Supply have obtained waivers for these respective agreements’ covenants for the reporting periods through December 31, 2003.

As a result of Allegheny’s failure to comply with certain covenants for financial reporting requirements under the majority of Allegheny’s debt, including Allegheny’s First Mortgage Bonds, Transition Bonds, and Medium-Term Notes (for additional information, see Item 8, Consolidated Statements of Capitalization, for each registrant in the 2002 Annual Report on Form 10-K), as well as cross-covenant requirements in certain of Allegheny’s Pollution Control Bonds (collectively “Indebtedness”), at Monongahela, Potomac Edison, and West Penn, Allegheny’s debt is classified as current in accordance with EITF 86-30. See Item 8, Note 3, Debt Covenants and Liquidity Strategy, in the Notes to the consolidated financial statements in the 2002 Annual Report on Form 10-K for a full description of these violations.

The following table summarizes the amount of debt (excluding unamortized discounts and premiums) classified as current for each registrant, as a result of these failures to comply as of September 30, 2003:

(In millions)	Borrowing Facilities	Other Indebtedness
AE	$234.5	$303.1
AE Supply	1,253.6	1,536.4
Monongahela	—	683.7
Potomac Edison	—	420.0
West Penn	—	370.7
AGC	—	100.0

Total Allegheny	$1,488.1	$3,413.9

Cash Flows

Allegheny Energy, Inc.:

Cash flows from operations were $330.7 million, primarily as a result of decreases in taxes receivable and accounts receivable, net, offset, in part, by payments for contract termination costs.

Cash flows used in investing were $468.1 million, which was primarily the result of AE Supply’s acquisition and buyout of the owner/lessor of the Springdale generating facility, and construction expenditures, which were partially offset by proceeds from the sale of businesses and assets, and commodity contracts.

Cash flows from financing were $733.3 million, which was primarily the net result of the entry into the Borrowing Facilities, net of repayments made.

AE Supply:

Cash flows from operations were $36.2 million as a result of a reduction in taxes receivable/payable, net, and partially offset by payments for contract termination costs.

Cash flows used in investing activities were $359.3 million primarily due to the acquisition and buyout of the owner/lessor of the Springdale generation facility for $318.4 million and construction expenditures, which were partially offset by proceeds from the sale of businesses and assets, and commodity contracts.

Cash flows from financing activities were $610.1 million primarily due to new financing available under the Borrowing Facilities, net of repayments made.

Monongahela:

Cash flows from operations were $84.1 million as a result of increases in accounts payable to affiliates and collection of accounts receivable.

Cash flows used in investing activities were $61.9 million primarily due to construction expenditures and an equity contribution made to a subsidiary.

Cash flows used in financing activities were $28.0 million, primarily reflecting dividends paid on common and preferred stock, a note receivable issued to an affiliate and offset, in part, by payments made under the credit facilities, notes, and bonds.

Potomac Edison:

Cash flows from operations were $102.5 million primarily as a result of collections of accounts receivable and taxes receivable.

Cash flows used in investing activities were $37.7 million due to construction expenditures.

Cash flows used in financing activities were $30.9 million, reflecting common stock dividends paid to AE and payments made to satisfy notes payable obligations with affiliates.

West Penn:

Cash flows from operations were $122.4 million primarily as a result of collection of accounts receivable.

Cash flows used in investing activities were $17.5 million. This was the result of construction expenditures offset by proceeds from the sale of businesses and assets.

Cash flows used in financing activities were $86.7 million, reflecting payments of notes and bonds, and dividends paid on common stock to Allegheny.

AGC:

Cash flows from operations were $49.0 million primarily due to collections of affiliated accounts receivable, and a reduction in taxes receivable.

Cash flows used in investing were $3.9 million as a result of construction expenditures.

Cash flows used in financing were $45.5 million reflecting payments on short term debt, and on credit facilities, notes, and bonds, and dividends paid, partially offset by notes payable issued to affiliates and contributions from AE Supply and Monongahela.

Financing

Debt: For the nine months ended September 30, 2003, the following issuances and redemptions of debt were made by registrant:

(In millions)	Issuances	Redemptions
AE	$615.0	$(53.4)
AE Supply	1,716.4	(197.2)
Monongahela	53.6	(59.8)
Potomac Edison	—	—
West Penn	—	(57.4)
AGC	—	(50.0)

Allegheny	$2,385.0	$(417.8)

Allegheny entered into the Borrowing Facilities on February 25, 2003, and March 13, 2003. See Liquidity Strategy, above, and Note 2, Debt Covenants and Liquidity Strategy, above, for full descriptions of the Borrowing Facilities.

Short-term Debt: Allegheny and AE Supply manage short-term obligations with cash-on-hand. Monongahela, Potomac Edison, and West Penn manage short-term obligations through an internal money pool or cash-on-hand. As a method to accommodate intercompany short-term borrowing needs to the extent that certain companies have funds available, the money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points.

At September 30, 2003, no registrant had access to any short-term revolving credit facilities or lines of credit with third party financial institutions, beyond that which has been utilized. Approximately $53.6 million, of a total $55 million revolving credit facility at Monongahela, is classified as current. See Note 2, Debt Covenants and Liquidity Strategy, above, for additional information.

A one percent increase in the short-term borrowing interest rate would increase projected short-term interest expense by approximately $13.5 million for the twelve months ended September 30, 2004, based on projected short-term borrowings (which excludes the Borrowing Facilities). See Liquidity Strategy, above, and Note 2, Debt Covenants and Liquidity Strategy, above, concerning the adequacy of cash flows to meet payment obligations.

OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny’s critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Allegheny’s critical accounting policies have not changed materially from those reported in the 2002 Annual Report on Form 10-K.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statements of cash flows, as well as amending certain other existing pronouncements. These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain implementation issues and certain provisions of forward purchase and sale contracts and for hedging relationships designated after June 30, 2003. There is no material impact on Allegheny’s first and second quarter 2003 financial statements with respect to SFAS No. 149.

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

State Legislation and Regulatory Developments

Rate Matters

Monongahela (Ohio): On July 24, 2003, the PUCO (Public Utilities Commission of Ohio) authorized Monongahela to issue a request for proposals to supply wholesale power to Monongahela commencing January 1, 2004, for new standard market-based retail rate service to its medium and large industrial and commercial customers and to its street lighting customers, totaling approximately 130 MW of load. AE Supply won the competitive bid process to serve the load, subject to approval of its bid by the PUCO. On October 8, 2003, Monongahela requested that the PUCO approve the bid and the corresponding retail rates to be charged the applicable customer classes. The PUCO denied the request in October 2003 for approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes for two years until December 31, 2005, on the grounds that certain conditions to allow market-based rates prior to December 31, 2005 were not met. On December 17, 2003, the PUCO denied Monongahela’s request for rehearing. Monongahela intends to appeal the PUCO’s order. Beginning January 1, 2004, Monongahela is procuring power from the PJM market for these customers and anticipates that the price for that power will be higher than the currently tariffed retail generation rates. Monongahela intends to account for any corresponding losses, but cannot be certain that the PUCO will allow Monongahela to recover any or all of these costs. On December 31, 2003, Monongahela filed an application with the PUCO for authority to implement a surcharge for the difference between its cost to purchase power and the retail generation rate.

West Penn: On November 25, 2003, West Penn filed a Petition for Issuance of a Second Supplement to its Previous Qualified Rate Orders. West Penn is asking the Commission to approve the issuance of additional transition bonds up to the amounts originally authorized by the Commission with approved carrying charges to securitize a remaining portion of West Penn’s stranded costs.

The purpose of this second supplement to West Penn’s Qualified Rate Order is to allow West Penn to refinance debt maturing in June 2004 at a favorable interest rate that would extend to 2010. It would also facilitate West Penn’s financing and timely recovery of those portions of its previously stranded costs that are not recoverable on a timely basis, via West Penn’s competitive transition charge, due to the operation of West Penn’s generation rate cap.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegheny’s primary market risk exposures are associated with interest rates and commodity prices. Allegheny has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

A summary of Allegheny’s market risks is included under Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the 2002 Annual Report on Form 10-K filed by Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn, and AGC. Allegheny’s market risks have not changed materially from those reported in the 2002 Annual Report on Form 10-K. As noted below, its value at risk (VaR) associated with the commodity contract trading portfolio at AE Supply has changed significantly from that previously reported.

As a result of the completed sale in the third quarter of 2003 to J. Aron & Company of the commodity contracts associated with the Western United States energy markets, and termination of related tolling agreements, the calculated VaR associated with the energy trading activities at AE Supply as of September 30, 2003 has significantly changed from that calculated at December 31, 2002. For a complete description of these transactions see Note 2, Debt Covenants and Liquidity Strategy – Liquidity Strategy – Exiting from Western United States Energy Markets, above, in the combined notes to consolidated financial statements.

This exit from the Western United States energy markets has decreased both the magnitude and tenor of AE Supply’s net open positions of its commodity contract trading portfolio, which had a corresponding decrease in calculated VaR. Allegheny calculated VaR using the full term of all remaining trading positions. This calculation includes positions beyond three years for which there is a limited, observable, liquid market. As a result, this calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of September 30, 2003 and December 31, 2002, this calculation yielded a VaR of $0.2 million and $15.3 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Allegheny identified a miscalculation in its business segment information after the filing of Form 10-Q for the period ended June 30, 2002, and initiated a comprehensive review of its financial processes, records, and internal controls. As a result, Allegheny identified numerous accounting errors. See Part III, Item 14, Controls and Procedures, of the 2002 Annual Report on Form 10-K for information concerning accounting errors and internal control deficiencies.

Allegheny has implemented corrective actions to mitigate the risk that its internal control deficiencies could lead to material misstatements in the financial statements filed as part of this Form 10-Q. Allegheny developed and implemented a plan to perform significant additional procedures designed to mitigate the effects of the deficiencies in internal controls and hired outside professional services firms to assist in the performance of the additional procedures. Allegheny’s additional procedures included the reconciliation and analysis of balance sheet accounts, analysis of various transactions for proper classification and cut-off, and the analysis of various accounting processes to determine additional actions necessary to ensure the accuracy of Allegheny’s financial records and identify corrective actions needed to improve internal controls. However, PricewaterhouseCoopers LLP, Allegheny’s independent auditor, in their report dated September 12, 2003, has advised the Audit Committee of continuing material weaknesses noted during the 2002 audit.

Allegheny’s management, Audit Committee, and Board of Directors have recognized and are fully committed to resolving Allegheny’s internal control deficiencies. Ultimate resolution of the deficiencies will include changing the culture of the accounting function to focus on accountability and strict, timely adherence to a set of sound internal control policies and procedures. Allegheny has recently made substantial changes in its senior management. Management has commenced or is undertaking the following corrective actions in order to achieve an immediate improvement in the controls environment:

(i)	establishment of a Disclosure Committee as described below;

(ii)	development of new policies, processes, and procedures to identify and remediate weaknesses and improve controls, including reconciliation, classification, and cut-off issues;

(iii)	the hiring of a new Corporate Controller, on October 13, 2003 who was previously a partner of a nationally-recognized accounting firm;

(iv)	reorganized financial results analysis for all of Allegheny’s legal entities under the direction of the Corporate Controller with three newly created director positions, each responsible for a specific function and reporting to the Corporate Controller. Accounting professionals recruited from inside and outside Allegheny have filled these three positions;

(v)	the establishment of a new department focused on the development and maintenance of accounting policies and procedures, and a new department comprised of the individuals responsible for SEC financial reporting matters. In addition, the department responsible for tax matters, including tax accounting, will report to the Corporate Controller. In order to improve communications and effectiveness of management oversight of individuals involved in the monthly accounting close processes, Allegheny is consolidating the department responsible for this activity at its offices in western Pennsylvania;

(vi)	additional training and recruitment of highly skilled individuals to enhance the skill sets and capabilities of Allegheny’s accounting leadership and staff. Allegheny has hired approximately 20 new accounting professionals with degrees in accounting, including six for critical leadership positions; and

(vii)	continued assistance from outside professional services firms in Allegheny’s performance of additional procedures necessary to mitigate the effects of internal control deficiencies until other corrective actions are implemented.

Long-term corrective actions include:

(i)	development of a detailed accounting policies and procedures manual under the direction of a newly-created department as discussed above; and

(ii)	evaluation of data processing systems with a view to the improvement or replacement of systems related to energy trading and supply chain management, and implementation of data processing systems to enable the accounting function to further utilize technology-based solutions.

Regarding its internal controls for energy trading operations, Allegheny has revised its corporate energy risk policy to incorporate the best practices as defined by the Committee of Chief Risk Officers (CCRO) in its governance white paper issued in November 2002 and is in the process of implementing these best practices. As a result, the role and responsibilities of Allegheny’s corporate risk management function, which is independent from its energy trading operations, have been significantly expanded to include the responsibility for determining the fair value of energy trading positions. Allegheny is in the process of establishing clear separation of duties for front-, middle-, and back-office activities. Allegheny also reduced transaction and exposure limits for its energy trading operations. Allegheny has undertaken an initiative to select from an outside provider and implement a new transaction processing system. It is expected that the core functions of this system will be in operation by the fall of 2004.

Allegheny initiated implementation of these corrective actions in 2003 and expects to complete the implementation in 2004. Before December 31, 2004, Allegheny expects that it will have restored the effectiveness of its internal controls and will no longer need to rely on the performance of additional procedures to ensure the accuracy and completeness of its financial statements.

To address the weaknesses identified in Allegheny’s internal controls and disclosure practices, Allegheny substantially augmented and revised its procedures in connection with the preparation of this report. These augmented procedures include a formal drafting group to comprehensively review, revise and update disclosures. This exercise also includes direct involvement by senior officers, including the Chief Executive Officer and the Chief Financial Officer. The principal elements of these augmented procedures have formed the basis for Allegheny’s written disclosure controls and procedures applicable to periodic reports and certain public communications.

Allegheny has created a Disclosure Committee, which is chaired by Allegheny’s General Counsel and currently comprised of executives, including Allegheny’s Chief Risk Officer, Vice President and Controller, Director of Audit Services and Manager of Communications, as well as the senior officers responsible for Allegheny’s segments. The Disclosure Committee’s principal functions are to establish, maintain, monitor and evaluate Allegheny’s written disclosure controls and procedures, and to supervise and coordinate the preparation of Allegheny’s periodic reports and certain other public communications. Following its formation, the Disclosure Committee adopted formal written disclosure controls and procedures. These newly adopted disclosure controls and procedures will be applicable to Allegheny’s future periodic reports and certain public communications.

The Disclosure Committee, with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, reviewed the augmented procedures implemented by Allegheny in connection with the preparation of this report and found them to be effective. However, until Allegheny completes the actions described above to achieve improvements in its internal controls, Allegheny intends to devote additional resources to ensure that its public disclosures are accurate.

The above matters have been undertaken by Allegheny at the direction and with the oversight of the Audit Committee of the Board of Directors and with extensive involvement of PwC and other outside professional services firms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have from time to time become involved in litigation incidental to our business activities. See Note 16, Commitments and Contingencies, above, for additional information.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the quarter covered by this report.

On July 25, 2003, AE completed the private placement of $300 million aggregate liquidation amount of its 11 7/8 percent Mandatorily-Convertible Trust Preferred Securities (the Trust Preferred Securities) to a group of private investment funds. AE concluded that the placement qualified for exemptions from registration under the Securities Act of 1933, including under Section 4(2) of the Securities Act. This conclusion was based on several factors, including representations provided by the purchasers and the placement agents. The aggregate price paid by the purchasers in the private placement was $291 million (97 percent of par) after taking into account the three percent issuance discount. AE paid aggregate placement agents’ commissions of $11.5 million. AE realized net proceeds after expenses, including fees and expenses of purchasers’ and agents’ counsel, of $275 million.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrants security holders during the third quarter of 2003. AE Supply does not have security holders. Thus, no matters were submitted to a vote of security holders of AE Supply.

Fourth Quarter 2003

Monongahela. At the annual meeting of Monongahela shareholders held on October 31, 2003, votes were taken for the election of directors. The total number of votes cast was 5,891,000, with all votes being cast for the election of the following directors: Paul J. Evanson, Jay S. Pifer, Joseph H. Richardson, and Jeffrey D. Serkes. Mr. Pifer retired on December 1, 2003.

AE. AE’s annual meeting of shareholders was held on November 14, 2003. At the annual meeting, votes were taken for (1) the election of directors; (2) the approval of the appointment of PricewaterhouseCoopers LLP as independent auditors; (3) a shareholder proposal regarding shareholder rights plans; (4) a shareholder proposal regarding indexed options; (5) a shareholder proposal regarding performance-based stock options; (6) a shareholder proposal regarding option expensing; (7) a shareholder proposal regarding independent board chairs; (8) a shareholder proposal regarding simple majority voting; (9) a shareholder proposal regarding annual election of directors; (10) a shareholder proposal regarding auditor fees; and (11) a shareholder proposal regarding reincorporation in Delaware.

AE’s shareholders elected H. Furlong Baldwin, Julia L. Johnson, and Gunnar E. Sarsten to serve on the Board of Directors for three-year terms, which will expire in 2006. Shareholders also approved the appointment of PricewaterhouseCoopers LLP as independent auditors for Allegheny. Out of the nine shareholder proposals presented at the meeting, shareholders approved two proposals. The proposals approved were shareholder statements regarding simple majority voting and annual election of directors.

The following tables provide details regarding the numbers of votes cast by AE’s shareholders with respect to the matters indicated.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT INDEX

(Rule 601(a))

Allegheny Energy, Inc.

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

Allegheny Energy Supply Company, LLC

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

Monongahela Power Company

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

The Potomac Edison Company

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

West Penn Power Company

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

(Rule 601(a))

Allegheny Generating Company

	Documents	Incorporation by Reference

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

(1)	The following companies filed or furnished reports on Form 8-K during the third quarter of 2003:

a.	AE, Inc. on July 7, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of Senior Vice President and Chief Financial Officer;

b.	AE, Inc. on July 17, 2003, Items 5 and 7, issued notice announcing its intention to issue and sell, through Allegheny Capital Trust I, a special purpose finance subsidiary of AE, Mandatorily Convertible Trust Preferred Securities;

c.	AE, Inc. on July 23, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of Vice President and General Counsel;

d.	AE, Inc. on July 25, 2003, Items 7 and 9, announcing that it has completed a private placement of $300 million of convertible trust preferred securities;

e.	AE, Inc. on July 30, 2003, Items 7 and 9, announcing that its ATFC has signed a definitive agreement to sell its energy supply contract with the CDWR;

f.	AE, Inc. on August 1, 2003, Items 5 and 7, attaching financing documents;

g.	AE Supply on August 1, 2003, Items 5 and 7, attaching financing documents;

h.	Monongahela on August 1, 2003, Items 5 and 7, attaching financing documents;

i.	West Penn on August 1, 2003, Items 5 and 7, attaching financing documents;

j.	AE, Inc. on August 19, 2003, Items 7 and 9, attaching Press Release regarding announcement of appointment of President of Allegheny Power;

k.	AE, Inc. on September 26, 2003, Items 7 and 9, attaching Press Release regarding announcement of its full year 2002 financial results; and

l.	AE, Inc. on September 26, 2003, Items 7 and 9, attaching prepared remarks for the analyst call and accompanying slide presentation.

(2)	The following companies filed or furnished reports on Form 8-K after the third quarter of 2003:

a.	AE, Inc. on October 3, 2003, Items 7 and 9, attaching Press Release announcing appointment of Vice President Strategic Planning of Allegheny Energy, Inc. and Chief Commercial Officer of AE Supply Company;

b.	AE, Inc. on October 14, 2003, Items 7 and 9, attaching Press Release announcing certain changes in, and nominations for, AE, Inc.’s Board of Directors and the filing of AE, Inc.’s proxy statement for the annual meeting to be held on November 14, 2003;

c.	AE, Inc. on October 24, 2003, Items 7 and 9, attaching presentation to be made by AE, Inc. at the 38th Edison Electric Institute Conference in Orlando, Florida on October 26-29, 2003; and

d.	AE, Inc. on December 19, 2003, Item 12, attaching Press Release announcing first and second quarter 2003 financial results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHENY ENERGY, INC.

Date: January 23, 2004	By: /s/ Jeffrey D. Serkes
Jeffrey D. Serkes
Senior Vice President and Chief Financial Officer