Form 10-Q
period 2004-08-05
WEST PENN POWER CO
filed 2004-08-05
CIK 105839

_________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number	Name of Registrant State of Incorporation Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number
1-267	ALLEGHENY ENERGY, INC. (A Maryland Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5531602
333-72498	ALLEGHENY ENERGY SUPPLY COMPANY, LLC (A Delaware Limited Liability Company) 4350 Northern Pike Monroeville, Pennsylvania 15146-2841 Telephone (412) 858-1600	23-3020481
1-5164	MONONGAHELA POWER COMPANY (An Ohio Corporation) 1310 Fairmont Avenue Fairmont, West Virginia 26554 Telephone (304) 366-3000	13-5229392
1-3376-2	THE POTOMAC EDISON COMPANY (A Maryland and Virginia Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5323955
1-255-2	WEST PENN POWER COMPANY (A Pennsylvania Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-5480882
0-14688	ALLEGHENY GENERATING COMPANY (A Virginia Corporation) 800 Cabin Hill Drive Greensburg, Pennsylvania 15601 Telephone (724) 837-3000	13-3079675

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Allegheny Energy, Inc. Allegheny Energy Supply Company, LLC Monongahela Power Company The Potomac Edison Company West Penn Power Company Allegheny Generating Company	Yes Yes Yes Yes Yes Yes	X	No No No No No No	X X X X X

        Number of shares outstanding of each class of common stock as of July 30, 2004:

Allegheny Energy, Inc.	127,112,883	( $1.25 par value)
Allegheny Energy Supply Company, LLC	(a)
Monongahela Power Company	5,891,000	($50.00 par value)
The Potomac Edison Company	22,385,000	( $0.01 par value)
West Penn Power Company	24,361,586	( no par value)
Allegheny Generating Company	1,000	( $1.00 par value)

(a)     The registrant is a limited liability company, the interests in which are not represented by shares.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Allegheny Energy, Inc.:
Consolidated Statements of Operations for the Three and Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Balance Sheets as of June 30, 2004 and
December 31, 2003 ..................................................................................................................	7 8 9-10

Allegheny Energy Supply Company, LLC:
Consolidated Statements of Operations for the Three and Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Balance Sheets as of June 30, 2004 and
December 31, 2003 ..................................................................................................................	11 12 13-14

Monongahela Power Company:
Consolidated Statements of Operations for the Three and Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Balance Sheets as of June 30, 2004 and
December 31, 2003 ..................................................................................................................	15 16 17-18

The Potomac Edison Company:
Consolidated Statements of Operations for the Three and Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Balance Sheets as of June 30, 2004 and
December 31, 2003 ..................................................................................................................	19 20 21-22

West Penn Power Company:
Consolidated Statements of Operations for the Three and Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 2004 and 2003 ................................................................................................
Consolidated Balance Sheets as of June 30, 2004 and
December 31, 2003 ..................................................................................................................	23 24 25-26

Allegheny Generating Company:
Statements of Operations for the Three and Six Months Ended
  June 30, 2004 and 2003 ..........................................................................................................
Statements of Cash Flows for the Six Months Ended
  June 30, 2004 and 2003 ..........................................................................................................
Balance Sheets as of June 30, 2004 and December 31, 2003 ...................................................
27 28 29-30
Combined Notes to Financial Statements ............................................................................	31-53
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) ...........................................................................................	53-89
Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........................	90
Item 4. Controls and Procedures ......................................................................................	90
PART II. OTHER INFORMATION
Item 1. Legal Proceedings .................................................................................................	92
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities ................................................................................................................	9286
Item 3. Defaults Upon Senior Securities ............................................................................	92
Item 4. Submission of Matters to Vote of Security Holders ............................................	92
Item 5. Other Information ..................................................................................................	93
Item 6. Exhibits and Reports on Form 8-K .......................................................................	94
Signatures ................................................................................................................................	100

GLOSSARY

I.     The following abbreviations and terms are used in this report to identify Allegheny Energy, Inc. and its subsidiaries:

AE	Allegheny Energy, Inc., a diversified utility holding company.
AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of Allegheny Energy, Inc.
AGC	Allegheny Generating Company, an unregulated generation unit of Allegheny Energy, Inc.
Allegheny	Allegheny Energy, Inc. together with its consolidated subsidiaries.
Allegheny Ventures	Allegheny Ventures, Inc., an unregulated subsidiary of Allegheny Energy, Inc.
Distribution Companies	Collectively, Monongahela Power Company, The Potomac Edison Company and West Penn Power Company. The Distribution Companies do business as "Allegheny Power."
Monongahela	Monongahela Power Company, a regulated subsidiary of Allegheny Energy, Inc.
Mountaineer	Mountaineer Gas Company, a subsidiary of Monongahela Power Company.
Potomac Edison	The Potomac Edison Company, a regulated subsidiary of Allegheny Energy, Inc.
West Penn	West Penn Power Company, a regulated subsidiary of Allegheny Energy, Inc.

II.     The following abbreviations and acronyms are used in this report to identify entities and terms relevant to
         Allegheny's business and operations:

2003 Annual Report on Form 10-K
Annual Report on the combined Form 10-K of Allegheny Energy, Inc., Allegheny Energy Supply Company, LLC, Monongahela Power Company, The Potomac Edison Company, West Penn Power Company and Allegheny Generating Company for the year ended December 31, 2003.
Borrowing Facilities
Agreements entered into on February 25, 2003 and March 13, 2003 by AE, AE Supply,
Monongahela and West Penn with various credit providers to refinance and restructure the majority of AE and AE Supply's short-term debt
CDWR	California Department of Water Resources
CDWR contract	2001 power sale contract between AE Supply and the CDWR to hedge certain long-term power purchase commitments. AE Supply sold the CDWR contract and associated hedge transactions in September 2003
Clean Air Act	Clean Air Act of 1970
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission, an independent commission within the Department of Energy
FIN	FASB Interpretation Number
GAAP	Generally Accepted Accounting Principles of the United States of America
KWh	Kilowatt-hour
Mcf	Thousand cubic feet
MW	Megawatt
MWh	Megawatt-hour
NSR	The New Source Performance Review Standards or "New Source Review" standards applicable to facilities deemed "new" sources of emissions;
New AE Facility	Agreement entered into on March 8, 2004 by AE with various credit providers to provide AE with an unsecured $300 million borrowing facility. The New AE Facility is part of the New Loan Facilities.
New Loan Facilities	Agreements entered into on March 8, 2004 by AE and AE Supply with various credit providers to refinance and restructure the majority of the Borrowing Facilities
PJM	PJM Interconnection, LLC, a regional transmission organization
PLR	Provider-of-last-resort
PUHCA	Public Utility Holding Company Act of 1935, as amended
PURPA	Public Utility Regulatory Policies Act of 1978
SEC	United States Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS No. 71	SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation"
SFAS No. 133
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", and SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities"

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$657,114	$359,214	$1,546,834	$1,074,905
Operating expenses:
Fuel consumed in electric generation	140,927	134,054	302,882	292,826
Purchased power and transmission	79,772	81,527	160,890	167,795
Cost of utility gas sold	26,603	25,545	117,106	121,504
Deferred energy costs, net	(118)	(6,965)	16,613	(20,624)
Operations and maintenance	245,624	283,867	457,408	596,368
Depreciation and amortization	85,191	79,474	168,482	157,085
Taxes other than income taxes	53,201	50,735	112,714	111,362

Total operating expenses	631,200	648,237	1,336,095	1,426,316

Operating income (loss)	25,914	(289,023)	210,739	(351,411)
Other income, net (Note 11)	4,790	1,353	12,864	81,613
Interest expense and preferred dividends:
Interest expense	98,917	114,662	229,846	210,227
Preferred dividend requirements of subsidiary	1,260	1,260	2,519	2,519

Total interest expense and preferred dividends	100,177	115,922	232,365	212,746

Loss before income taxes, minority interest
and cumulative effect of accounting changes	(69,473)	(403,592)	(8,762)	(482,544)
Income tax benefit	(29,297)	(167,378)	(3,723)	(205,396)
Minority interest in net (loss) income of subsidiaries	(720)	(4,695)	1,139	(7,585)

Loss before cumulative effect of accounting
changes	(39,456)	(231,519)	(6,178)	(269,563)
Cumulative effect of accounting changes, net of taxes
of $12,974 (Notes 3 and 12)	--	--	--	(20,765)

Net loss	$(39,456)	$(231,519)	$(6,178)	$(290,328)

Basic and diluted loss per common share:
Loss before cumulative effect of accounting changes	$(0.31)	$(1.82)	$(0.05)	$(2.13)
Cumulative effect of accounting changes, net	--	--	--	(0.16)

Net loss per common share	$(0.31)	$(1.82)	$(0.05)	$(2.29)

See accompanying Combined Notes to Financial Statements

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(6,178)	$(290,328)
Cumulative effect of accounting changes, net	--	20,765

Loss before cumulative effect of accounting changes	(6,178)	(269,563)
Adjustments for noncash (credits) and charges:
Reapplication of SFAS No. 71	--	(75,824)
Depreciation and amortization	168,482	157,085
(Gain) loss on asset sales	(12,074)	30,917
Minority interest	1,139	(7,585)
Deferred investment credit and income taxes, net	(1,875)	(142,499)
Unrealized losses on commodity contracts, net	8,350	380,710
Other, net	65,164	(18,681)
Changes in certain assets and liabilities:
Accounts receivable, net	46,524	93,919
Materials and supplies	8,468	(31,351)
Taxes receivable/accrued, net	(38,957)	96,709
Prepaid taxes	(5,803)	(9,721)
Collateral deposits	(66,370)	(54,110)
Accounts payable	29,705	(45,722)
Accrued payroll	(1,411)	(18,397)
Interest accrued	8,482	4,672
Purchased options	(1,169)	11,689
Commodity contract termination costs	(259)	(47,706)
Other, net	(27,110)	(2,115)

Net cash from operating activities	175,108	52,427

Cash Flows Used In Investing Activities:
Capital expenditures	(118,514)	(140,539)
Acquisition of electric generating facility	--	(318,435)
Proceeds from sale of businesses and assets	13,680	46,168
Decrease (increase) in restricted funds	26,840	(15,467)
Other investments	(1,653)	8,826

Net cash used in investing activities	(79,647)	(419,447)

Cash Flows (Used In) From Financing Activities:
Net repayments of short-term debt	(53,610)	(1,122,181)
Issuance of long-term debt	1,594,921	1,931,507
Retirement of long-term debt	(1,858,638)	(270,928)

Net cash (used in) from financing activities	(317,327)	538,398

Net (decrease) increase in cash and cash equivalents	(221,866)	171,378
Cash and cash equivalents at beginning of period	528,612	204,231

Cash and cash equivalents at end of period	$306,746	$375,609

See accompanying Combined Notes to Financial Statements

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$306,746	$528,612
Accounts receivable:
Customer	202,248	203,801
Unbilled utility revenues	128,358	172,891
Wholesale and other	40,214	46,257
Allowance for uncollectible accounts	(23,086)	(29,329)
Materials and supplies	109,901	109,651
Fuel, including stored gas	90,785	98,097
Deferred income taxes	59,501	44,610
Prepaid taxes	52,208	46,405
Collateral deposits	117,545	51,175
Commodity contracts	29,927	24,390
Restricted funds	18,187	120,873
Regulatory assets	52,289	68,665
Other	25,484	31,186

Total current assets	1,210,307	1,517,284
Property, Plant and Equipment:
Generation	6,648,399	6,597,195
Transmission	1,010,961	1,010,062
Distribution	3,602,729	3,549,813
Other	530,562	525,092
Accumulated depreciation	(4,537,368)	(4,377,917)

Subtotal	7,255,283	7,304,245
Construction work in progress	194,525	149,232

Total property, plant and equipment	7,449,808	7,453,477
Investments and Other Assets:
Goodwill	367,287	367,287
Investments in unconsolidated affiliates	30,736	51,479
Intangible assets	39,983	41,710
Other	52,115	45,007

Total investments and other assets	490,121	505,483
Deferred Charges:
Commodity contracts	5,847	5,536
Regulatory assets	567,050	577,691
Other	145,803	112,425

Total deferred charges	718,700	695,652
Total Assets	$9,868,936	$10,171,896

See accompanying Combined Notes to Financial Statements

ALLEGHENY ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$--	$53,610
Long-term debt due within one year	157,434	544,843
Accounts payable	312,838	281,514
Accrued taxes	59,270	98,227
Commodity contracts	49,780	41,486
Regulatory liabilities	1,114	2,229
Other	227,351	259,034

Total current liabilities	807,787	1,280,943
Long-term Debt	5,278,874	5,127,437
Deferred Credits and Other Liabilities:
Commodity contracts	65,860	61,125
Investment tax credit	86,669	89,826
Deferred income taxes	878,850	860,323
Obligations under capital leases	28,502	32,483
Regulatory liabilities	443,370	436,118
Adverse power purchase commitments	209,742	218,105
Other	454,334	462,220

Total deferred credits and other liabilities	2,167,327	2,160,200
Minority Interest	26,676	13,457
Preferred Stock of Subsidiary	74,000	74,000
Common Stockholders’ Equity:
Common stock	158,946	158,761
Other paid-in capital	1,449,869	1,447,830
Retained (deficit) earnings	(3,268)	2,910
Treasury stock	(1,438)	(1,438)
Accumulated other comprehensive loss	(89,837)	(92,204)

Total common stockholders’ equity	1,514,272	1,515,859
Commitments and Contingencies (Note 15)
Total Liabilities and Stockholders’ Equity	$9,868,936	$10,171,896

See accompanying Combined Notes to Financial Statements

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$265,875	$(30,173)	$628,510	$180,999
Operating expenses:
Fuel consumed in electric generation	111,610	102,853	240,911	224,567
Purchased power and transmission	25,559	25,411	48,298	61,255
Operations and maintenance	101,840	130,955	176,953	290,624
Depreciation and amortization	35,161	31,316	70,283	61,603
Taxes other than income taxes	12,721	15,617	23,728	29,738

Total operating expenses	286,891	306,152	560,173	667,787

Operating (loss) income	(21,016)	(336,325)	68,337	(486,788)
Other income (expenses), net (Note 11)	322	(100)	917	(416)
Interest expense	52,680	72,313	134,587	127,825

Loss before income taxes, minority interest
and cumulative effect of accounting changes	(73,374)	(408,738)	(65,333)	(615,029)
Income tax benefit	(29,171)	(171,951)	(30,864)	(251,950)
Minority interest in net income of subsidiaries	1,341	1,075	2,942	2,188

Loss before cumulative effect of accounting changes	(45,544)	(237,862)	(37,411)	(365,267)
Cumulative effect of accounting changes, net of taxes
of $12,131 (Notes 3 and 12)	--	--	--	(19,533)

Net loss	$(45,544)	$(237,862)	$(37,411)	$(384,800)

See accompanying Combined Notes to Financial Statements

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From (Used in) Operating Activities:
Net loss	$(37,411)	$(384,800)
Cumulative effect of accounting changes, net	--	19,533

Loss before cumulative effect of accounting changes	(37,411)	(365,267)
Adjustments for noncash charges and (credits):
Depreciation and amortization	70,283	61,603
(Gain) loss on asset sales	(5,000)	32,802
Minority interest in AGC	2,942	2,188
Deferred investment credit and income taxes, net	(18,562)	(124,701)
Unrealized losses on commodity contracts, net	4,496	368,341
Other, net	44,182	9,314
Changes in certain assets and liabilities:
Accounts receivable, net	1,604	39,510
Accounts receivable due from/payable to affiliates, net	62,737	(54,747)
Materials and supplies	(8,065)	(15,524)
Taxes receivable/accrued, net	(5,254)	(1,618)
Collateral deposits	(74,275)	(54,110)
Accounts payable	5,792	(64,721)
Interest accrued	7,332	5,043
Purchased options	(1,169)	11,689
Commodity contract termination costs	(259)	(47,706)
Other, net	(17,176)	(13,267)

Net cash from (used in) operating activities	32,197	(211,171)

Cash Flows From (Used In) Investing Activities:
Capital expenditures	(33,682)	(58,592)
Acquisition of electric generating facility	--	(318,435)
Proceeds from sale of assets	5,000	45,835
Decrease (increase) in restricted funds	29,657	(13,976)
Other investments	--	9,452

Net cash from (used in) investing activities	975	(335,716)

Cash Flows (Used in) From Financing Activities:
Net repayments of short-term debt	--	(796,966)
Issuance of long-term debt	1,261,040	1,621,603
Retirement of long-term debt	(1,410,905)	(197,264)
Parent company contribution	189,400	1,552
Return of parent company contribution	--	(12,674)
Cash dividends paid to parent	(189,400)	--
Cash dividends paid to minority shareholder in AGC	(2,871)	(1,608)

Net cash (used in) from financing activities	(152,736)	614,643

Net (decrease) increase in cash and cash equivalents	(119,564)	67,756
Cash and cash equivalents at beginning of period	251,216	58,862

Cash and cash equivalents at end of period	$131,652	$126,618

See accompanying Combined Notes to Financial Statements

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$131,652	$251,216
Accounts receivable:
Wholesale and other	19,140	20,945
Allowance for uncollectible accounts	(2,703)	(2,903)
Materials and supplies	54,071	54,791
Fuel	46,579	37,794
Deferred income taxes	20,646	15,317
Prepaid taxes	11,052	16,938
Commodity contracts	41,031	31,640
Collateral deposits	125,450	51,175
Restricted funds	2,002	107,504
Other	5,618	12,264

Total current assets	454,538	596,681
Property, Plant and Equipment:
Generation	5,671,031	5,656,369
Transmission	78,233	78,233
Other	15,809	15,615
Accumulated depreciation	(2,274,026)	(2,200,197)

Subtotal	3,491,047	3,550,020
Construction work in progress	92,962	68,276

Total property, plant and equipment	3,584,009	3,618,296
Investments and Other Assets:
Goodwill	367,287	367,287
Investments in unconsolidated affiliate	26,478	27,038
Other	18,273	18,025

Total investments and other assets	412,038	412,350
Deferred Charges:
Commodity contracts	5,847	5,536
Other	104,185	74,619

Total deferred charges	110,032	80,155
Total Assets	$4,560,617	$4,707,482

See accompanying Combined Notes to Financial Statements

ALLEGHENY ENERGY SUPPLY COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Long-term debt due within one year	$12,422	$350,000
Accounts payable	139,621	133,244
Accounts payable to affiliates, net	72,428	9,310
Accrued taxes	16,503	22,912
Commodity contracts	49,780	41,486
Other	56,551	114,413

Total current liabilities	347,305	671,365
Long-term Debt	3,039,919	2,834,479
Deferred Credits and Other Liabilities:
Commodity contracts	65,860	61,125
Investment tax credit	58,318	59,434
Deferred income taxes	159,630	171,294
Other	118,466	98,344

Total deferred credits and other liabilities	402,274	390,197
Minority Interest	42,705	42,669
Members’ Equity	728,414	768,772
Commitments and Contingencies (Note 15)
Total Liabilities and Members’ Equity	$4,560,617	$4,707,482

See accompanying Combined Notes to Financial Statements

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$201,363	$198,220	$530,352	$515,067
Operating expenses:
Fuel consumed in electric generation	25,051	31,202	57,705	68,260
Purchased power and transmission	51,194	45,688	92,538	93,498
Cost of utility gas sold	26,600	25,541	117,100	121,500
Deferred energy costs, net	(1,327)	(7,372)	14,490	(22,942)
Operations and maintenance	75,773	74,198	138,374	144,936
Depreciation and amortization	18,886	18,584	37,668	35,414
Taxes other than income taxes	16,333	12,405	38,400	30,532

Total operating expenses	212,510	200,246	496,275	471,198

Operating (loss) income	(11,147)	(2,026)	34,077	43,869
Other income, net (Note 11)	2,906	1,916	5,094	65,866
Interest expense	12,858	14,157	25,503	26,701

(Loss) income before income taxes and cumulative effect of
accounting change	(21,099)	(14,267)	13,668	83,034
Income tax (benefit) expense	(9,336)	(6,950)	6,778	20,296

(Loss) income before cumulative effect of accounting
change	(11,763)	(7,317)	6,890	62,738
Cumulative effect of accounting change, net of tax of $314 (Note 12)	--	--	--	(456)

Net (loss) income	$(11,763)	$(7,317)	$6,890	$62,282

See accompanying Combined Notes to Financial Statements

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$6,890	$62,282
Cumulative effect of accounting change, net	--	456

Income before cumulative effect of accounting change	6,890	62,738
Adjustments for noncash (credits) and charges:
Reapplication of SFAS No. 71	--	(61,724)
Depreciation and amortization	37,668	35,414
Deferred investment credit and income taxes, net	32,827	28,713
Deferred energy costs, net	14,490	(22,942)
Other, net	942	163
Changes in certain assets and liabilities:
Accounts receivable, net	16,468	19,090
Materials and supplies	17,015	(15,074)
Taxes receivable/accrued, net	(37,516)	18,405
Prepaid taxes	8,056	7,647
Accounts payable	(4,362)	(9,359)
Accounts payable to affiliates, net	(16,143)	37,895
Other, net	(9,484)	3,726

Net cash from operating activities	66,851	104,692

Cash Flows Used In Investing Activities:
Capital expenditures	(33,960)	(36,313)
Proceeds from land sale	68	--
Other investments	(1)	23

Net cash used in investing activities	(33,893)	(36,290)

Cash Flows From (Used In) Financing Activities:
Notes receivable from affiliates	(47,305)	8,500
Notes payable to affiliate	78	--
Net (repayments) borrowings under short-term debt	(53,610)	9,785
Issuance of long-term debt	117,334	--
Retirement of long-term debt	(8)	(16,258)
Cash dividends paid on capital stock:
Preferred stock	(2,519)	(2,519)
Common stock	(13,195)	(16,377)

Net cash from (used in) financing activities	775	(16,869)

Net increase in cash and cash equivalents	33,733	51,533
Cash and cash equivalents at beginning of period	43,971	55,163

Cash and cash equivalents at end of period	$77,704	$106,696

See accompanying Combined Notes to Financial Statements

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$77,704	$43,971
Accounts receivable:
Customer	69,608	58,991
Unbilled utility revenues	34,612	59,483
Wholesale and other	4,796	6,202
Allowance for uncollectible accounts	(5,768)	(4,955)
Note receivable from affiliate	47,305	--
Materials and supplies	18,428	18,722
Fuel, including stored gas	43,582	60,303
Taxes receivable	21,180	--
Prepaid taxes	16,171	24,227
Regulatory assets	18,334	33,351
Other	13,302	8,582

Total current assets	359,254	308,877
Property, Plant and Equipment:
Generation	934,773	932,827
Transmission	295,378	294,616
Distribution	1,246,838	1,230,006
Other	125,528	127,555
Accumulated depreciation	(1,049,683)	(1,024,285)

Subtotal	1,552,834	1,560,719
Construction work in progress	41,992	34,940

Total property, plant and equipment	1,594,826	1,595,659
Investments and Other Assets:
Investment in AGC	42,705	42,634
Other	10,643	10,319

Total investments and other assets	53,348	52,953
Deferred Charges:
Regulatory assets	102,182	102,705
Other	21,286	12,876

Total deferred charges	123,468	115,581
Total Assets	$2,130,896	$2,073,070

See accompanying Combined Notes to Financial Statements

MONONGAHELA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)
(unaudited)

	June 30, 2004		December 31, 2003

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$	---	$53,610
Long-term debt due within one year		68,348	3,348
Note payable to affiliate		1,650	--
Accounts payable		53,155	57,517
Accounts payable to affiliates, net		12,727	28,561
Accrued taxes		27,644	43,980
Deferred income taxes		5,205	--
Interest accrued		12,691	12,169
Other		25,630	34,234

Total current liabilities		207,050	233,419
Long-term Debt		770,305	715,501
Deferred Credits and Other Liabilities:
Investment tax credit		3,664	4,738
Non-current income taxes payable		45,671	45,671
Deferred income taxes		234,664	192,161
Obligations under capital leases		10,578	12,221
Regulatory liabilities		238,100	233,989
Notes payable to affiliates		12,912	14,484
Other		28,974	33,427

Total deferred credits and other liabilities		574,563	536,691
Preferred Stock		74,000	74,000
Common Stockholder’s Equity:
Common stock		294,550	294,550
Other paid-in capital		110,807	110,492
Retained earnings		99,509	108,333
Accumulated other comprehensive income		112	84

Total common stockholder’s equity		504,978	513,459
Commitments and Contingencies (Note 15)
Total Liabilities and Stockholder’s Equity		$2,130,896	$2,073,070

See accompanying Combined Notes to Financial Statements

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$216,711	$207,640	$463,880	$461,765
Operating expenses:
Purchased power and transmission	150,344	147,625	321,964	326,981
Deferred energy costs, net	1,209	407	2,123	2,317
Operations and maintenance	25,180	29,842	52,714	58,571
Depreciation and amortization	9,811	9,319	19,552	18,955
Taxes other than income taxes	7,739	7,301	16,632	15,821

Total operating expenses	194,283	194,494	412,985	422,645

Operating income	22,428	13,146	50,895	39,120
Other income, net (Note 11)	2,130	1,150	2,910	18,766
Interest expense	7,665	7,782	15,452	15,620

Income before income taxes and cumulative effect of accounting
change	16,893	6,514	38,353	42,266
Income tax expense	5,917	463	13,555	12,623

Income before cumulative effect of accounting change	10,976	6,051	24,798	29,643
Cumulative effect of accounting change, net of taxes of $50 (Note 12)	--	--	--	(79)

Net income	$10,976	$6,051	$24,798	$29,564

See accompanying Combined Notes to Financial Statements

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$24,798	$29,564
Cumulative effect of accounting change, net	--	79

Income before cumulative effect of accounting change	24,798	29,643
Adjustments for noncash (credits) and charges:
Reapplication of SFAS No. 71	--	(14,100)
Depreciation and amortization	19,552	18,955
Gain on land sale	--	(1,885)
Deferred investment credit and income taxes, net	6,545	7,169
Other, net	2,518	2,693
Changes in certain assets and liabilities:
Accounts receivable, net	5,912	(2,515)
Materials and supplies	(1,911)	(89)
Taxes receivable/accrued, net	(2,041)	21,542
Accounts payable	7,166	4,158
Accounts payable to affiliates, net	(5,677)	5,394
Other, net	14,381	(5,128)

Net cash from operating activities	71,243	65,837

Cash Flows Used In Investing Activities:
Capital expenditures	(31,404)	(23,286)
Proceeds from land sale	330	1,087

Net cash used in investing activities	(31,074)	(22,199)

Cash Flows Used In Financing Activities:
Note receivable from affiliate	(18,199)	--
Note payable to affiliate	--	(8,500)
Cash dividends paid on common stock	(16,790)	(16,790)

Net cash used in financing activities	(34,989)	(25,290)

Net increase in cash and cash equivalents	5,180	18,348
Cash and cash equivalents at beginning of period	31,790	3,169

Cash and cash equivalents at end of period	$36,970	$21,517

See accompanying Combined Notes to Financial Statements

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$36,970	$31,790
Accounts receivable:
Customer	56,976	49,157
Unbilled utility revenues	33,590	45,099
Wholesale and other	4,096	6,358
Allowance for uncollectible accounts	(2,554)	(2,590)
Note receivable from affiliate	18,199	--
Materials and supplies	15,054	13,143
Taxes receivable	11,174	11,607
Deferred income taxes	3,894	3,596
Prepaid taxes	3,408	5,102
Other	1,525	5,691

Total current assets	182,332	168,953
Property, Plant and Equipment:
Transmission	316,184	315,762
Distribution	1,123,081	1,100,894
Other	90,552	91,720
Accumulated depreciation	(459,776)	(445,303)

Subtotal	1,070,041	1,063,073
Construction work in progress	29,458	21,865

Total property, plant and equipment	1,099,499	1,084,938
Other Assets	9,496	9,119
Deferred Charges:
Regulatory assets	66,223	68,392
Other	7,573	10,322

Total deferred charges	73,796	78,714
Total Assets	$1,365,123	$1,341,724

See accompanying Combined Notes to Financial Statements

THE POTOMAC EDISON COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$31,650	$24,484
Accounts payable to affiliates, net	44,119	49,667
Accrued taxes	7,669	10,143
Interest accrued	5,010	5,009
Regulatory liabilities	1,114	2,229
Other	27,555	16,565

Total current liabilities	117,117	108,097
Long-term Debt	416,369	416,255
Deferred Credits and Other Liabilities:
Investment tax credit	7,107	7,599
Non-current income taxes payable	57,561	57,561
Deferred income taxes	171,404	163,745
Obligations under capital leases	7,294	8,492
Regulatory liabilities	166,940	163,042
Other	7,225	10,835

Total deferred credits and other liabilities	417,531	411,274
Stockholder's Equity:
Common stock	224	224
Other paid-in capital	221,144	221,144
Retained earnings	192,738	184,730

Total stockholder's equity	414,106	406,098
Commitments and Contingencies (Note 15)
Total Liabilities and Stockholder's Equity	$1,365,123	$1,341,724

See accompanying Combined Notes to Financial Statements

WEST PENN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$278,519	$269,484	$583,828	$565,530
Operating expenses:
Purchased power and transmission	173,479	160,868	365,106	336,740
Operations and maintenance	36,013	40,175	73,530	81,187
Depreciation and amortization	18,421	19,495	37,252	39,725
Taxes other than income taxes	15,995	15,146	33,181	34,728

Total operating expenses	243,908	235,684	509,069	492,380

Operating income	34,611	33,800	74,759	73,150
Other income, net (Note 11)	819	1,504	8,432	2,138
Interest expense	8,250	10,058	17,364	20,567

Income before income taxes and cumulative effect of
accounting change	27,180	25,246	65,827	54,721
Income tax expense	8,545	8,767	19,885	17,454

Income before cumulative effect of accounting change	18,635	16,479	45,942	37,267
Cumulative effect of accounting change, net of tax of $474 (Note 12)	--	--	--	(690)

Net income	$18,635	$16,479	$45,942	$36,577

See accompanying Combined Notes to Financial Statements

WEST PENN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$45,942	$36,577
Cumulative effect of accounting change, net	--	690

Income before cumulative effect of accounting change	45,942	37,267
Adjustments for noncash charges and (credits):
Depreciation and amortization	37,252	39,725
Amortization of adverse power purchase contract	(9,020)	(9,533)
Gain on land sales	(6,718)	--
Deferred investment credit and income taxes, net	6,814	4,778
Other, net	352	287
Changes in certain assets and liabilities:
Accounts receivable, net	7,589	12,756
Materials and supplies	(2,024)	(653)
Taxes receivable/accrued, net	(25,624)	2,406
Prepaid taxes	(21,475)	(24,829)
Accounts payable	149	10,564
Accounts payable to affiliates, net	2,220	14,341
Other, net	(1,567)	(50)

Net cash from operating activities	33,890	87,059

Cash Flows Used In Investing Activities:
Capital expenditures	(17,046)	(22,856)
Proceeds from land sales	8,282	--
Increase in restricted funds	(59)	(1,491)

Net cash used in investing activities	(8,823)	(24,347)

Cash Flows Used In Financing Activities:
Note payable to affiliate	67,900	--
Retirement of long-term debt	(122,745)	(39,378)
Cash dividends paid on common stock	(28,746)	(11,938)

Net cash used in investing activities	(83,591)	(51,316)

Net (decrease) increase in cash and cash equivalents	(58,524)	11,396
Cash and cash equivalents at beginning of period	69,453	37,737

Cash and cash equivalents at end of period	$10,929	$49,133

See accompanying Combined Notes to Financial Statements

WEST PENN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$10,929	$69,453
Accounts receivable:
Customer	74,075	71,793
Unbilled utility revenues	60,156	68,310
Wholesale and other	3,413	4,334
Allowance for uncollectible accounts	(11,790)	(10,985)
Materials and supplies	18,208	16,184
Taxes receivable	12,538	--
Deferred income taxes	12,538	9,723
Prepaid taxes	21,475	--
Regulatory assets	33,955	35,314
Other	16,773	17,477

Total current assets	252,270	281,603
Property, Plant and Equipment:
Transmission	321,166	321,451
Distribution	1,231,585	1,217,687
Other	230,185	230,240
Accumulated depreciation	(717,101)	(690,025)

Subtotal	1,065,835	1,079,353
Construction work in progress	27,767	22,183

Total property, plant and equipment	1,093,602	1,101,536
Other Assets
	6,810	6,563
Deferred Charges:
Regulatory assets	389,693	397,517
Other	9,404	8,117

Total deferred charges	399,097	405,634
Total Assets	$1,751,779	$1,795,336

See accompanying Combined Notes to Financial Statements

WEST PENN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Long-term debt due within one year	$72,883	$157,714
Note payable to affiliate	67,900	--
Accounts payable	29,696	29,547
Accounts payable to affiliates, net	64,551	62,769
Accrued taxes	4,107	17,193
Interest accrued	1,475	1,963
Adverse power purchase commitments	17,385	18,042
Other	31,061	20,121

Total current liabilities	289,058	307,349
Long-term Debt	314,793	352,648
Deferred Credits and Other Liabilities:
Investment tax credit	17,581	18,055
Non-current income taxes payable	45,431	45,431
Deferred income taxes	294,751	283,681
Obligations under capital leases	8,130	9,453
Regulatory liabilities	13,339	13,675
Adverse power purchase commitments	209,742	218,105
Other	13,089	18,257

Total deferred credits and other liabilities	602,063	606,657
Stockholder's Equity:
Common stock	65,842	65,842
Other paid-in capital	248,407	248,407
Retained earnings	231,545	214,349
Accumulated other comprehensive income	71	84

Total stockholder’s equity	545,865	528,682
Commitments and Contingencies (Note 15)
Total Liabilities and Stockholder’s Equity	$1,751,779	$1,795,336

See accompanying Combined Notes to Financial Statements

ALLEGHENY GENERATING COMPANY
STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$17,884	$17,224	$35,041	$34,437
Operating expenses:
Operations and maintenance	2,162	1,233	3,417	2,711
Depreciation	4,251	4,250	8,502	8,536
Taxes other than income taxes	812	854	1,624	1,709

Total operating expenses	7,225	6,337	13,543	12,956

Operating income	10,659	10,887	21,498	21,481
Other income, net (Note 11)	22	78	37	124
Interest expense	1,974	3,572	4,297	7,184

Income before income taxes	8,707	7,393	17,238	14,421
Income tax expense	2,869	2,712	4,431	4,895

Net income	$5,838	$4,681	$12,807	$9,526

See accompanying Combined Notes to Financial Statements

ALLEGHENY GENERATING COMPANY
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$12,807	$9,526
Adjustments for noncash charges and (credits):
Depreciation	8,502	8,536
Deferred investment credit and income taxes, net	(3,002)	(3,113)
Other, net	143	482
Changes in certain assets and liabilities:
Accounts receivable due from/payable to affiliates, net	3,741	10,042
Materials and supplies	941	(1)
Taxes receivable/accrued, net	(72)	18,863
Accounts payable	--	6
Interest accrued	--	213
Other, net	(3,505)	485

Net cash from operating activities	19,555	45,039

Cash Flows Used In Investing Activities:
Capital expenditures	(1,675)	(1,930)

Cash Flows Used In Financing Activities:
Notes payable to parent	--	30,000
Net repayments of short-term debt	--	(55,000)
Cash dividends paid on common stock	(12,500)	(7,000)

Net cash used in financing activities	(12,500)	(32,000)

Net increase in cash and cash equivalents	5,380	11,109
Cash and cash equivalents at beginning of period	2,272	2,104

Cash and cash equivalents at end of period	$7,652	$13,213

See accompanying Combined Notes to Financial Statements

ALLEGHENY GENERATING COMPANY
BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$7,652	$2,272
Accounts receivable from affiliates, net	--	1,254
Materials and supplies	1,353	2,294
Other	72	269

Total current assets	9,077	6,089
Property, Plant and Equipment:
Generation	782,700	782,643
Transmission	44,097	44,097
Other	3,542	3,542
Accumulated depreciation	(303,630)	(295,127)

Subtotal	526,709	535,155
Construction work in progress	17,494	11,945

Total property, plant and equipment	544,203	547,100
Deferred Charges:
Regulatory assets	8,952	9,076
Other	105	108

Total deferred charges	9,057	9,184
Total Assets	$562,337	$562,373

See accompanying Combined Notes to Financial Statements

ALLEGHENY GENERATING COMPANY
BALANCE SHEETS (continued)
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates, net	$2,770	$--
Accrued taxes	2,337	2,409
Interest accrued	2,292	2,292
Other	229	283

Total current liabilities	7,628	4,984
Long-term Debt:
Long-term debt	99,377	99,360
Long-term note payable to parent	30,000	30,000

Total long-term debt	129,377	129,360
Deferred Credits and Other Liabilities:
Investment tax credit	39,253	39,913
Non-current income taxes payable	17,542	17,543
Deferred income taxes	157,643	159,565
Regulatory liabilities	24,991	25,412

Total deferred credits and other liabilities	239,429	242,433
Stockholders' Equity:
Common stock	1	1
Other paid-in capital	172,669	172,669
Retained earnings	13,233	12,926

Total stockholders’ equity	185,903	185,596
Commitments and Contingencies (Note 15)
Total Liabilities and Stockholders’ Equity	$562,337	$562,373

See accompanying Combined Notes to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

The notes to the financial statements that follow are a combined presentation for Allegheny and its consolidated subsidiaries, including subsidiary registrants. The following chart indicates the registrants to which each footnote applies:

	Note	Allegheny	AE Supply	Monongahela	Potomac Edison	West Penn	AGC
1.	Basis of Presentation	X	X	X	X	X	X
2.	Long-Term Debt	X	X	X	X	X	X
3.	Wholesale Energy Activities	X	X
4.	Goodwill and Intangible Assets	X	X	X	X	X	X
5.	Pension Benefits and Postretirement Benefits Other Than Pensions	X	X	X	X	X
6.	Derivative Instruments and Hedging Activities	X	X
7.	Other Comprehensive Income (Loss)	X	X	X	X	X
8.	Business Segments	X		X
9.	Accounting for the Effects of Price Deregulation	X		X	X	X
10.	Loss Per Share	X
11.	Other Income and Expenses, Net	X	X	X	X	X	X
12.	Asset Retirement Obligations	X	X	X	X	X
13.	Guarantees and Letters of Credit	X	X		X
14.	Variable Interest Entities	X	X		X	X
15.	Commitments and Contingencies	X	X	X	X	X	X
16.	Generating Unit Outages	X	X	X
17.	OVEC Transaction	X	X
18.	Subsequent Events	X		X

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Allegheny Energy, Inc., together with its consolidated subsidiaries, should be read in conjunction with the 2003 Annual Report on Form 10-K.

The interim financial statements included herein have been prepared by Allegheny, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited interim financial statements included herein reflect all normal recurring adjustments that are necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2004 and 2003, cash flows for the six months ended June 30, 2004 and 2003 and financial position at June 30, 2004 and December 31, 2003. Because of the seasonal nature of Allegheny’s utility operations at Monongahela, Potomac Edison and West Penn, results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For more information on the seasonal nature of Allegheny’s utility operations, see Part I, Item 1, Risk Factors, Other Risk Factors Associated with Our Business, in the 2003 Annual Report on Form 10-K.

Monongahela’s 2004 interim results of operations include adjustments to correct accounting errors made in prior years. These adjustments increased net income in the three and six months ended June 30, 2004 by $0.8 million and $4 million, respectively.

Certain amounts in the December 31, 2003 consolidated balance sheets and the June 30, 2003 statements of operations and cash flows have been reclassified for comparative purposes.

Federal and State Income Taxes.  The provision for income tax expense for earnings from operations, and/or the income tax benefit for losses from operations, results in an effective income tax rate that differs from the federal statutory rate of 35 percent, principally due to state income taxes, tax credits, the effects of utility rate-making and certain non-deductible expenses.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

Stock-Based Employee Compensation.  Allegheny maintains a stock-based employee compensation plan, which is described in greater detail in Item 8, Note 17, Stock-based Compensation, in the 2003 Annual Report on Form 10-K. Approximately 0.2 million and 5.4 million stock options were granted under the plan during the three and six months ended June 30, 2004, respectively.

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

Allegheny accounts for stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock option based compensation expense has been recognized in consolidated net loss, because all options granted under the plan had an exercise price that equaled the market price of the underlying stock on the date of the grant. The following table illustrates the effect on consolidated net loss and loss per share as if Allegheny had recorded compensation expense determined under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Consolidated net loss, as reported	$(39.5)	$(231.5)	$(6.2)	$(290.3)
Add:
Stock-based employee compensation included in consolidated net
loss, net of related tax effects	4.8	--	8.8	--
Deduct:
Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax
effects	(5.8)	(0.2)	(11.3)	(1.1)

Consolidated net loss, pro forma	$(40.5)	$(231.7)	$(8.7)	$(291.4)

Basic loss per share:
As reported	$(0.31)	$(1.82)	$(0.05)	$(2.29)
Pro forma	$(0.32)	$(1.82)	$(0.07)	$(2.30)
Diluted loss per share:
As reported	$(0.31)	$(1.82)	$(0.05)	$(2.29)
Pro forma	$(0.32)	$(1.82)	$(0.07)	$(2.30)

NOTE 2:  LONG-TERM DEBT

In June 2004, Monongahela issued $120 million in aggregate principal amount of 6.70% First Mortgage Bonds, which mature on June 15, 2014. The net proceeds of the bond issuance were used to repay Monongahela’s $53.6 million short-term bridge loan in June 2004 and to fund the July 2004 redemption of $40 million in aggregate principal amount of 8.375% First Mortgage Bonds due 2022 and $25 million in aggregate principal amount of 7.25% First Mortgage Bonds due 2007. Interest on the newly issued 6.70% First Mortgage Bonds is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2004. These bonds are redeemable at Monongahela’s option and rank equally in right of payment with its existing or future first mortgage bonds.

Under the New AE Facility, AE has obtained a $300 million credit facility comprised of a $100 million term loan and a $200 million revolving credit facility. Debt outstanding under the New AE Facility is accounted for as long-term debt because there are no scheduled repayments of such debt during the 12 months following June 30, 2004. The revolving credit facility contains a sub-facility under which a maximum of $100 million of letters of credit may be outstanding at any given time. At June 30, 2004, the full amount of the $100 million term loan was outstanding, and $73.4 million was outstanding under the revolving credit facility, of which $16.4 million represented outstanding letters of credit. Accordingly, AE, at June 30, 2004, had available revolving credit capacity of $126.6 million, including up to $83.6 million available for the issuance of additional letters of credit. In July 2004, an outstanding $10 million letter of credit issued on behalf of Potomac Edison under an arrangement with another bank expired and was replaced with a new letter of credit issued under the New AE Facility.

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

Issuances and Redemptions:

The following issuances and redemptions of debt were made by the registrants:

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
(In millions)	Issuances	Redemptions	Issuances	Redemptions
Allegheny Energy:
New AE Facility	$--	$43.0	$225.0	$68.0
Borrowing Facilities	--	--	--	257.0

	--	43.0	225.0	325.0

AE Supply:
AE Supply Loans	--	3.1	1,250.0	3.1
Borrowing Facilities	--	--	28.3	1,407.8

	--	3.1	1,278.3	1,410.9

Monongahela:
First Mortgage Bonds	120.0	--	120.0	--
Short-Term Debt	--	53.6	--	53.6

	120.0	53.6	120.0	53.6

West Penn:
Medium-Term Notes	--	84.0	--	84.0
Transition Bonds	--	18.9	--	38.7

	--	102.9	--	122.7

Total AE Consolidated:
Borrowing Facilities			28.3	1,664.8
First Mortgage Bonds	120.0	--	120.0	--
Medium-Term Notes	--	84.0	--	84.0
Short-Term Debt	--	53.6	--	53.6
New AE Facility	--	43.0	225.0	68.0
AE Supply Loans	--	3.1	1,250.0	3.1
Transition Bonds	--	18.9	--	38.7

Total	$120.0	$202.6	$1,623.3	$1,912.2

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2004, scheduled maturities of long-term debt for the remainder of 2004 and for full years thereafter are as follows:

(In millions)	2004		2005		2006		2007		2008		Thereafter		Total
Allegheny Energy:
Medium-Term Notes	$	---		$300	$	---	$	---	$	---	$	---	$300
New AE Facility		--		--		--		157		--		--	157
Convertible Preferred Securities		--		--		--		--		300		--	300

Total Allegheny Energy	$	---		$300	$	---		$157		$300	$	---	$757

AE Supply:
Pollution Control Bonds	$	---	$	---	$	---		$92	$	---		$191	$283
Other Notes		--		--		--		380		--		1,050	1,430
Debentures-AGC		--		--		--		--		--		100	100
AE Supply Loans		7		12		12		12		12		1,192	1,247

Total AE Supply		$7		$12		$12		$484		$12		$2,533	$3,060

Monongahela:
First Mortgage Bonds		$65	$	---		$300	$	---	$	---		$190	$555
Pollution Control Bonds		--		--		--		16		--		70	86
Other Notes		3		3		3		3		4		74	90
Medium-Term Notes		--		--		--		--		--		110	110

Total Monongahela		$68		$3		$303		$19		$4		$444	$841

Potomac Edison:
First Mortgage Bonds	$	---	$	---	$	---	$	---	$	---		$320	$320
Medium-Term Notes		--		--		100		--		--		--	100

Total Potomac Edison	$	---	$	---		$100	$	---	$	---		$320	$420

West Penn:
Transition Bonds		$35		$73		$76		$80		$44	$	---	$308
Medium-Term Notes		--		--		--		--		--		80	80

Total West Penn		$35		$73		$76		$80		$44		$80	$388

AGC:
Debentures	$	---	$	---	$	---	$	---	$	---		$100	$100

Total AGC	$	---	$	---	$	---	$	---	$	---		$100	$100

Total AE Consolidated:
First Mortgage Bonds		$65	$	---		$300	$	---	$	---		$510	$875
Transition Bonds		35		73		76		80		44		--	308
Pollution Control Bonds		--		--		--		108		--		261	369
Other Notes		3		3		3		383		4		1,124	1,520
Medium-Term Notes		--		300		100		--		--		190	590
Debentures		--		--		--		--		--		100	100
New AE Facility		--		--		--		157		--		--	157
AE Supply Loans		7		12		12		12		12		1,192	1,247
Convertible Preferred Securities		--		--		--		--		300		--	300
Unamortized debt expense,
discount, premium and terminated
interest rate swap		(3)		(3)		(1)		(1)		(1)		(8)	(17)
Eliminations		--		--		--		(2)		--		(11)	(13)

Total AE Consolidated		$107		$385		$490		$737		$359		$3,358	$5,436

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 3:  WHOLESALE ENERGY ACTIVITIES

As of January 1, 2003, Allegheny adopted EITF Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management,” which resulted in a change in Allegheny’s accounting for certain commodity contracts related to AE Supply’s energy trading activities. Accordingly, AE Supply recorded a charge against earnings in the first quarter of 2003 of $12.2 million, net of income taxes ($19.7 million before income taxes), as the cumulative effect of a change in accounting principle. See Note 6, Derivative Instruments and Hedging Activities, below for more information regarding the treatment of these contracts.

During the second quarter of 2004, AE Supply recorded a loss of $11.7 million related to the release to a third party of pipeline capacity for the period November 2004 through November 2007. The release is associated with a long-term natural gas transportation agreement effective through April 30, 2018. This loss was recorded in the statement of operations as purchased power and transmission expense.

NOTE 4:  GOODWILL AND INTANGIBLE ASSETS

There have been no changes in goodwill for the period December 31, 2003 to June 30, 2004.

The components of intangible assets that are included in the caption property, plant and equipment on the consolidated balance sheets were as follows:

	As of June 30, 2004			As of December 31, 2003
(In millions)	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Land easements, amortizable:
AE Supply	$0.2	$	---	$0.2	$	---
Monongahela	2.0		0.8	2.0		0.8
Potomac Edison	54.8		14.6	54.7		14.1
West Penn	38.8		9.9	38.7		9.7
AGC	1.4		0.7	1.4		0.7

Total land easements, amortizable	97.2		26.0	97.0		25.3
Land easements, unamortizable (Monongahela)	31.6		--	31.4		--
Natural gas rights (Monongahela)	6.6		3.9	6.6		3.8

Total	$135.4		$29.9	$135.0		$29.1

The intangible assets included in investments and other assets on the consolidated balance sheets of $40 million at June 30, 2004 and $41.7 million at December 31, 2003 relate to an additional minimum pension liability. See Item 8, Note 16, Pension Benefits and Postretirement Benefits Other Than Pensions, in the 2003 Annual Report on Form 10-K for more information.

Amortization of intangible assets was $0.4 million ($0.2 million for Potomac Edison and $0.1 million each for West Penn and Monongahela) for the three months ended June 30, 2003. Amortization of intangible assets for the six months ended June 30, 2003 was $0.8 million ($0.4 million for Potomac Edison and $0.2 million each for West Penn and Monongahela).

Amortization expense is estimated to be $1.5 million annually for 2004 through 2008.

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 5:  PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the employees of Allegheny are employed by Allegheny Energy Service Corporation (AESC) and are covered by one noncontributory, defined benefit pension plan.

The components of the net periodic benefit costs for pension benefits and for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents for the three and six months ended June 30, 2004 and 2003 and the allocation by Allegheny, through AESC, of costs for pension and other postretirement benefits other than pensions were as follows:

	Pension Benefits for the Three Months Ended June 30,		Postretirement Benefits other than Pensions for the Three Months Ended June 30,
(In millions)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$5.9	$5.4	$1.1	$1.0
Interest cost	15.6	15.5	3.9	4.3
Expected return on plan assets	(17.3)	(18.7)	(1.6)	(1.6)
Amortization of unrecognized transition obligation	0.1	0.2	1.5	1.5
Amortization of prior service cost	1.1	1.2	0.1	0.1
Amortization of net loss	1.3	0.1	--	--

	6.7	3.7	5.0	5.3
Curtailments, settlements and special termination benefits	1.9	3.4	--	5.6

Net periodic benefit cost	$8.6	$7.1	$5.0	$10.9

Allocation of net periodic benefit costs:
Monongahela	$2.1	$2.1	$1.5	$3.2
Potomac Edison	1.1	1.0	1.1	1.9
West Penn	1.5	1.4	1.3	2.4
AE Supply	3.8	2.5	1.1	3.3
AE	0.1	0.1	--	0.1

Net periodic benefit cost	$8.6	$7.1	$5.0	$10.9

	Pension Benefits for the Six Months Ended June 30,		Postretirement Benefits other than Pensions for the Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$11.7	$10.9	$2.2	$1.9
Interest cost	31.3	31.2	7.8	8.5
Expected return on plan assets	(34.6)	(37.4)	(3.1)	(3.1)
Amortization of unrecognized transition obligation	0.3	0.3	2.9	3.0
Amortization of prior service cost	2.1	2.4	0.2	0.2
Amortization of net loss	2.5	0.1	--	--

	13.3	7.5	10.0	10.5
Curtailments, settlements and special termination benefits	3.3	10.5	--	5.6

Net periodic benefit cost	$16.6	$18.0	$10.0	$16.1

Allocation of net periodic benefit costs:
Monongahela	$4.4	$5.1	$3.0	$5.0
Potomac Edison	2.3	2.6	2.1	3.0
West Penn	3.2	3.7	2.5	3.7
AE Supply	6.4	6.4	2.3	4.3
AE	0.3	0.2	0.1	0.1

Net periodic benefit cost	$16.6	$18.0	$10.0	$16.1

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

Employer Contributions.  During the three months ended June 30, 2004, Allegheny made voluntary contributions of $0.1 million to the Supplemental Executive Retirement Plan (SERP), and voluntary contributions of $6.3 million to its postretirement benefits other than pensions.

During the six months ended June 30, 2004, Allegheny made voluntary contributions of $19.4 million to its pension plans, including $0.2 million to the SERP, and voluntary contributions of $10.9 million to its postretirement benefits other than pensions.

As of June 30, 2004, Allegheny anticipates contributing an additional $8.3 million to fund pension plans in 2004, including $0.1 million to the SERP, for a total contribution to pension plans during 2004 of $27.7 million. Allegheny anticipates contributing an additional amount ranging from $10.2 million to $15.2 million to fund postretirement benefits other than pensions in 2004, for a total contribution to postretirement benefits other than pensions in 2004 ranging from approximately $21.1 million to $26.1 million.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). As previously disclosed in Item 8, Note 16, Pension Benefits and Postretirement Benefits Other Than Pensions, in the 2003 Annual Report on Form 10-K, Allegheny has elected to follow the deferral provisions of FASB Staff Bulletin Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). The Medicare Act provides for subsidies for employers that provide prescription drug coverage for their retirees as long as the plan is equivalent to, or better than, the Medicare Part D Prescription Drug Plan. FSP 106-1 permitted employers that provide such drug benefits to make a one-time election to defer accounting for any effects of the Medicare Act under certain circumstances.

FSP 106-2, which was issued in May 2004, supercedes FSP 106-1 and provides guidance on accounting for the effects of the new Medicare prescription drug legislation for employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 is effective as of the first interim period after June 15, 2004. Allegheny has not yet determined whether benefits provided by its plan are actuarially equivalent and, accordingly, any measures of its accumulated postretirement benefit obligation and/or net postretirement benefit costs do not reflect any amount associated with the subsidies provided under the Medicare Act. When final regulations are adopted, the approach that Allegheny ultimately selects to account for the effects of the new legislation may require Allegheny to change previously reported information.

NOTE 6:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Allegheny utilizes derivative instruments to manage its exposures to various market risks, as described in the 2003 Annual Report on Form 10-K. The following information supplements, and should be read in conjunction with, Item 8, Note 4, Energy Trading Activities, and Note 9, Derivative Instruments and Hedging Activities, in the 2003 Annual Report on Form 10-K.

Allegheny did not have any instruments that were designated as hedges for accounting purposes for the three and six months ended June 30, 2004. AE Supply records commodity contracts related to energy trading that are derivative instruments at their fair value as components of operating revenues, in accordance with SFAS No. 133, EITF 02-3 and EITF 03-11, unless the contract falls within the normal purchases and normal sales scope exception. Contracts that are designated as normal purchases and normal sales are accounted for under accrual accounting, therefore, are not recorded on the balance sheet at their fair values.

For the three months ended June 30, 2004, AE Supply reported net losses (including realized and unrealized losses) of $36.5 million. For the six months ended June 30, 2004, AE Supply reported net gains (including realized and unrealized gains) of $4.3 million. For the three and six months ended June 30, 2003, AE Supply reported net losses (including realized and unrealized losses) of $303.4 million and $405.6 million, respectively.

AE Supply has designated certain contracts as cash flow hedges effective July 1, 2004. Future changes in fair value will be reflected in other comprehensive income (loss), and existing derivative liabilities associated with each contract at the time of designation will be realized in earnings over the remaining period of such contract’s term, in accordance with the estimated cash flow of such contract at the time of the designation. These contracts expire at various dates through December 31, 2006 and represent an aggregate liability at June 30, 2004 of $27.6 million.

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 7:  OTHER COMPREHENSIVE INCOME (LOSS)

Allegheny’s consolidated comprehensive income (loss) and the components of other comprehensive income (loss), net of income taxes, for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2004	2003		2004	2003
Consolidated net loss	$(39.5)	$(231.	5)	$(6.2)	$(290.	3)
Other comprehensive income (loss) net of tax:
Minimum pension liability adjustment	--	--		2.3	--
Other	0.1	--		0.1	(0.1)

Consolidated comprehensive loss	$(39.4)	$(231.	5)	$(3.8)	$(290.	4)

Monongahela and Potomac Edison recorded unrealized gains on available-for-sale securities for the three and six months ended June 30, 2004. West Penn recorded unrealized losses on available-for-sale securities for the three and six months ended June 30, 2004. AE Supply recorded other comprehensive income of $0.1 million for the six months ended June 30, 2004. None of these gains or losses was material, either individually or in the aggregate.

The other comprehensive loss of $0.1 million for the six months ended June 30, 2003 relates primarily to AE Supply.

AE Supply contributed $45.5 million and $37.4 million of the consolidated comprehensive loss of $39.4 million and $3.8 million for the three and six months ended June 30, 2004, respectively. AE Supply also contributed $237.9 million and $384.9 million of the consolidated comprehensive loss of $231.5 million and $290.4 million for the three and six months ended June 30, 2003, respectively. These losses by AE Supply were partially offset by comprehensive income attributable to other consolidated subsidiaries of Allegheny included in the calculation of consolidated comprehensive income.

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 8:  BUSINESS SEGMENTS

Allegheny manages and evaluates its operations in two business segments, the Delivery and Services segment and the Generation and Marketing segment. Monongahela operates in both segments. All other Allegheny subsidiaries operate in only one segment. The Delivery and Services segment consists primarily of the operations of Potomac Edison, West Penn and Monongahela’s electric and gas transmission and distribution businesses and also includes the operations of Allegheny Ventures. The Generation and Marketing segment includes the operations of AE Supply, AGC and the West Virginia jurisdictional generating assets of Monongahela.

Business segment information for Allegheny is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2004		2003		2004		2003
Total operating revenues:
Delivery and Services		$699.7		$665.5		$1,569.8	$1,516.4
Generation and Marketing		326.4		33.3		759.2	314.1
Eliminations		(369.0)		(339.6)		(782.2)	(755.6)

Total		$657.1		$359.2		$1,546.8	$1,074.9

Operating income (loss):
Delivery and Services		$65.7		$39.6		$161.8	$133.6
Generation and Marketing		(40.9)		(335.7)		52.8	(472.6)
Eliminations		1.1		7.1		(3.9)	(12.4)

Total		$25.9		$(289.0)		$210.7	$(351.4)

Interest expense:
Delivery and Services		$33.6		$32.7		$68.1	$63.8
Generation and Marketing		65.3		82.0		161.8	146.4
Eliminations		--		--		(0.1)	--

Total		$98.9		$114.7		$229.8	$210.2

Consolidated income (loss) before cumulative effect of
accounting changes:
Delivery and Services		$24.2		$4.3		$63.2	$53.7
Generation and Marketing		(64.4)		(240.2)		(67.0)	(315.6)
Eliminations		0.7		4.4		(2.4)	(7.6)

Total		$(39.5)		$(231.5)		$(6.2)	$(269.5)

Cumulative effect of accounting changes, net:
Delivery and Services	$	---	$	---	$	---	$(1.3)
Generation and Marketing		--		--		--	(19.5)
Eliminations		--		--		--	--

Total	$	---	$	---	$	---	$(20.8)

Consolidated net income (loss):
Delivery and Services		$24.2		$4.3		$63.2	$52.4
Generation and Marketing		(64.4)		(240.2)		(67.0)	(335.1)
Eliminations		0.7		4.4		(2.4)	(7.6)

Total		$(39.5)		$(231.5)		$(6.2)	$(290.3)

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

Business segment information for Monongahela is summarized below. Significant transactions between reportable segments are shown as eliminations to reconcile the segment information to consolidated amounts.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2004		2003		2004		2003
Total operating revenues:
Delivery and Services		$201.2		$185.3		$523.8	$479.1
Generation and Marketing		71.2		79.9		157.4	177.5
Eliminations		(71.0)		(67.0)		(150.8)	(141.5)

Total		$201.4		$198.2		$530.4	$515.1

Operating income (loss):
Delivery and Services		$9.2		$(3.7)		$48.4	$28.2
Generation and Marketing		(20.3)		1.7		(14.3)	15.7
Eliminations		--		--		--	--

Total		$(11.1)		$(2.0)		$34.1	$43.9

Interest expense:
Delivery and Services		$8.5		$8.8		$16.0	$15.8
Generation and Marketing		4.4		5.4		9.5	10.9
Eliminations		--		--		--	--

Total		$12.9		$14.2		$25.5	$26.7

Consolidated income (loss) before cumulative effect of accounting change:
Delivery and Services		$2.4		$(6.9)		$19.0	$8.3
Generation and Marketing		(14.2)		(0.4)		(12.1)	54.4
Eliminations		--		--		--	--

Total		$(11.8)		$(7.3)		$6.9	$62.7

Cumulative effect of accounting change, net:
Delivery and Services	$	---	$	---	$	---	$(0.4)
Generation and Marketing		--		--		--	--
Eliminations		--		--		--	--

Total	$	---	$	---	$	---	$(0.4)

Consolidated net income (loss):
Delivery and Services		$2.4		$(6.9)		$19.0	$7.9
Generation and Marketing		(14.2)		(0.4)		(12.1)	54.4
Eliminations		--		--		--	--

Total		$(11.8)		$(7.3)		$6.9	$62.3

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 9:  ACCOUNTING FOR THE EFFECTS OF PRICE DEREGULATION

Allegheny’s reserve for adverse power purchase commitments, which is recorded entirely on West Penn’s consolidated balance sheets, decreased for the six months ended June 30, 2004 and 2003 as follows:

	Six Months Ended June 30,
(In millions)	2004	2003
Decrease in adverse power purchase commitments	$9.0	$9.5

Allegheny's consolidated balance sheets include the amounts listed below for generating assets no longer subject to SFAS No. 71.

(In millions)	June 30, 2004	December 31, 2003
Property, plant and equipment	$4,078.0	$4,052.4
Amounts under construction included above	73.8	54.1
Accumulated depreciation	(1,873.6)	(1,823.9)

As described in Item 8, Note 13, Accounting for the Effects of Price Regulation, in the 2003 Annual Report on Form 10-K, the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” were reapplied to Monongahela’s West Virginia jurisdictional generating assets in the first quarter of 2003. Upon reapplication of SFAS No. 71, Monongahela and Potomac Edison recorded gains of $61.7 million and $14.1 million, respectively, in other income and expenses, net, in their consolidated statements of operations. These gains were the result of the elimination of rate stabilization reserves and the re-establishment of regulatory assets related to deferred income taxes and deferred losses on reacquired debt.

NOTE 10:  INCOME (LOSS) PER SHARE

The information used to compute Allegheny’s income (loss) per share for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share data)	2004	2003	2004	2003
Basic and Diluted Earnings Per Share--Numerator
Loss before cumulative effect of accounting changes	$(39.5)	$(231.5)	$(6.2)	$(269.5)
Cumulative effect of accounting changes	--	--	--	(20.8)

Net loss	$(39.5)	$(231.5)	$(6.2)	$(290.3)

Basic and Diluted Earnings Per Share--Denominator
Weighted average common shares outstanding	126,971,447	126,883,664	126,970,373	126,719,304

Shares potentially issuable under:
Stock options	209,319	--	38,985	--
Performance shares	106,963	251,894	106,963	251,894
Stock units	1,756,859	--	1,398,604	--
Convertible securities	25,000,000	--	25,000,000	--

Total	27,073,141	251,894	26,544,552	251,894

The effects of shares potentially issuable under stock options, performance shares, stock units and convertible securities are not included in the calculation of diluted earnings per share, as these amounts are antidilutive.

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 11:  OTHER INCOME AND EXPENSES, NET

Other income and expenses, net, represents non-operating income and expenses before income taxes. The following table summarizes other income and expenses, net, for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2004		2003		2004		2003
Allegheny:
Reapplication of SFAS No. 71	$	---	$	---	$	---		$75.8
Impairment charges related to unregulated investments		--		--		(2.3)		--
Coal brokering income		1.0		0.6		1.0		1.3
Gain on sale of land		0.5		--		7.1		1.9
Interest and dividend income		1.3		1.4		3.1		2.6
Other		2.0		(0.6)		4.0		--

Total		$4.8		$1.4		$12.9		$81.6

AE Supply:
Interest and dividend income		$0.5		$0.6		$1.3		$0.9
Other		(0.2)		(0.7)		(0.4)		(1.3)

Total		$0.3		$(0.1)		$0.9		$(0.4)

Monongahela:
Reapplication of SFAS No. 71	$	---	$	---	$	---		$61.7
Equity in earnings of AGC		1.3		1.1		2.9		2.2
Interest and dividend income		0.3		0.4		0.6		0.7
Other		1.3		0.4		1.6		1.3

Total		$2.9		$1.9		$5.1		$65.9

Potomac Edison:
Reapplication of SFAS No. 71	$	---	$	---	$	---		$14.1
Coal brokering income		1.0		0.6		1.0		1.3
Gain on sale of land		0.3		--		0.3		1.9
Other		0.8		0.6		1.6		1.5

Total		$2.1		$1.2		$2.9		$18.8

West Penn:
Gain on sale of land		$0.1	$	---		$6.7	$	---
Interest and dividend income		0.2		0.1		0.5		0.4
Other		0.5		1.4		1.2		1.7

Total		$0.8		$1.5		$8.4		$2.1

AGC:
Interest income	$	---		$0.1	$	---		$0.1

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 12:  ASSET RETIREMENT OBLIGATIONS (ARO)

The effect of adopting SFAS No. 143, “Asset Retirement Obligations,” on Allegheny’s consolidated statements of operations was recorded as a cumulative effect of accounting change, net of tax, in the three months ended March 31, 2003. The effect, by registrant, was as follows:

(In millions)	Property, Plant and Equipment, Net	Non-Current Regulatory Asset		Non-Current Liabilities (AROs)	Decrease in Pre-Tax Income		Decrease in Net Income
AE Supply	$0.3	$	---	$12.2	$(11.9)		$(7.4)
Monongahela	3.0		2.3	6.1	(0.8)		(0.4)
Potomac Edison	0.1		--	0.2	(0.1)		(0.1)
West Penn	--		--	1.2	(1.2)		(0.7)

Total Allegheny	$3.4		$2.3	$19.7	$(14.	0)	$(8.6)

With respect to property, plant and equipment at Monongahela for which AROs were identified and for which the cost of removal currently is being recovered through rates, Allegheny believes it is probable that any difference between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. Accordingly, Allegheny is deferring such expenses as a regulatory asset.

Allegheny’s ARO balance increased from $22.5 million at December 31, 2003 to $24.3 million at June 30, 2004. This increase, of which $1.5 million and $0.3 million related to AE Supply and Monongahela, respectively, was due to accretion.

Certain estimated removal costs that are not qualified as AROs are being recovered through the rate-making process. Such costs are recorded by Allegheny’s regulated subsidiaries as regulatory liabilities (assets) as follows:

(In millions)	June 30, 2004	December 31, 2003

Monongahela	$235.3	$230.5
Potomac Edison	159.7	155.9
West Penn	(8.0)	(6.6)

Total	$387.0	$379.8

NOTE 13:  GUARANTEES AND LETTERS OF CREDIT

At June 30, 2004, Allegheny provided guarantees, either directly or indirectly, of $39.7 million for contractual obligations of affiliated companies.

Allegheny does not carry any amounts as liabilities on its consolidated balance sheets for its obligations with respect to $30.6 million of the $39.7 million in guarantees. Of these $30.6 million in guarantees, approximately $15.8 million were issued by AE in connection with the purchase, sale, exchange or transportation of wholesale natural gas, electric power and related services, $4.7 million were issued by AE in connection with a lease agreement, $10 million were issued by Allegheny Ventures in connection with loans and other financing-related matters and $0.1 million were issued by AE Supply in connection with the sale of wholesale electric power.

Effective January 1, 2003, Allegheny began recording as liabilities at their fair value, all guarantees issued or modified after that date. As of June 30, 2004, Allegheny’s consolidated balance sheet reflected liabilities for $9.1 million of the total $39.7 million in outstanding guarantees. The $9.1 million in guarantees recorded as liabilities were issued by AE Supply in connection with the sale of the CDWR contract and related hedge transactions and the performance of a put option issued in connection with an asset sale.

In addition, $26.4 million in letters of credit were outstanding at June 30, 2004, including $16.4 million in letters of credit under the New AE Facility and a $10 million letter of credit issued on behalf of Potomac Edison under an arrangement with a different bank. This $10 million letter of credit expired in July 2004 and was replaced with a new letter of credit under the New AE Facility. None of these letters of credit is recorded on Allegheny’s balance sheet.

COMBINED NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 14:  VARIABLE INTEREST ENTITIES

Allegheny adopted FASB’s Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities (FIN 46R),” as of March 31, 2004. FIN 46R requires Allegheny to consolidate entities or contracts that represent a variable interest in variable interest entities (VIEs) if Allegheny is determined to be the primary beneficiary of the VIE.

Under FIN 46R, Allegheny consolidated Hunlock Creek Energy Ventures as of March 31, 2004. This entity operates two plants that produce and sell electricity to Allegheny and a third party. The consolidation resulted in an increase in total assets as of March 31, 2004 of $16.5 million. Consolidation of this entity had no impact on Allegheny’s net income or stockholders’ equity.

Allegheny determined that West Penn and Potomac Edison each has a long-term electricity purchase contract with an unrelated independent power production company (IPP) that represents a variable interest under FIN 46R. These VIEs would be consolidated if either West Penn or Potomac Edison is determined to be the primary beneficiary of the applicable VIE. Based on a qualitative analysis, Allegheny does not believe that either West Penn or Potomac Edison is the primary beneficiary of either of these VIEs. Allegheny has been unable to obtain certain quantitative information from the IPPs necessary to fully support this position. Allegheny is attempting to obtain the necessary financial information from each IPP in order to complete such an analysis. FIN 46R does not require Allegheny to consolidate these VIEs until Allegheny is able to obtain this information.

West Penn and Potomac Edison have annual estimated power purchases from these two IPPs in the amount of $47 million and $95 million, respectively. West Penn recovers a portion and Potomac Edison recovers the full amount of the cost of the applicable power contract in their rates charged to consumers. Neither West Penn nor Potomac Edison is subject to any risk of loss associated with the applicable VIE, because neither of them has any obligation to the applicable IPP other than to purchase the power that the VIE produces according to the terms of the applicable electricity purchase contract.

NOTE 15:  COMMITMENTS AND CONTINGENCIES

Reference is made to Item 3, Legal Proceedings, and Item 8, Note 24, Commitments and Contingencies, in the 2003 Annual Report on Form 10-K.

Environmental Matters:

Allegheny is subject to various laws, regulations and uncertainties as to environmental matters. Compliance may require Allegheny to incur substantial additional costs to modify or replace existing and proposed equipment and facilities and may adversely affect the cost of future operations.

Clean Air Act Matters:  Allegheny’s compliance with the Clean Air Act has required, and may require in the future, the installation of expensive post-combustion control technologies on many of its power stations.

The Clean Air Act mandates annual reductions of SO2 and created an SO2 emission allowance trading program. AE Supply and Monongahela comply with current SO2 emission standards through a system-wide plan combining emission controls, burning less sulfur fuel and utilizing emission allowances. AE Supply estimates that its banked allowances will permit it to comply economically with SO2 limits through 2005 and possibly beyond. Allegheny continues to study a combination of banking and trading allowances, additional emission controls and low sulfur fuel to meet future SO2 compliance obligations.

In 1998, the EPA finalized its Nitrogen Oxide (NOx) State Implementation Plan (SIP) call rule (known as the NOx SIP call), which addressed the regional transport of ground-level ozone and required the equivalent of a uniform 0.15 lb/mmBtu emission rate throughout a 22-state region, including Maryland, Pennsylvania and West Virginia, beginning in May 2003. The District of Columbia Circuit Court of Appeals issued a subsequent order that postponed the initial compliance date of the NOx SIP call from May 2003 to May 2004. Maryland and Pennsylvania implemented their respective SIP call rules in May 2003. West Virginia’s SIP call rules were effective as of May 2004.

AE Supply and Monongahela are in the process of installing NOx controls to meet the Pennsylvania, Maryland and West Virginia SIP calls. These NOx controls include Selective Catalytic Reduction at the Harrison Power Station and Pleasants Power Station and Selective Noncatalytic Reduction at Hatfield’s Ferry Power Station and Fort Martin Power Station, as well as burner modifications at Mitchell Power Station. The NOx compliance plan functions on a system-wide basis, similar to the SO2 compliance plan. AE Supply and Monongahela also have the option in some cases, to purchase alternate fuels, NOx allowances or power on the market, if needed, to supplement their compliance strategies. AE Supply and Monongahela estimate their emission control activities, in concert with their inventory of banked allowances, will facilitate their compliance with NOx limits established by the SIP through 2005 and possibly beyond.

In August 2000, AE received a letter from the EPA requesting that it provide information and documentation relevant to the operation and maintenance of the following ten electric generating stations, collectively including 22 generating units: Albright, Armstrong, Fort Martin, Harrison, Hatfield’s Ferry, Mitchell, Pleasants, Rivesville, R. Paul Smith and Willow Island. AE Supply and Monongahela own these electric generating stations. The letter requested information under Section 114 of the Clean Air Act to determine compliance with the Clean Air Act and related requirements, including potential application of the NSR standards of the Clean Air Act, which can require the installation of additional air pollution control equipment upon the major modification of an existing facility. Responsive submissions were made during 2000 and 2001. In July 2002, AE received a follow-up letter from the EPA requesting clarifying information and provided responsive information. A meeting between the EPA and AE was held on July 16, 2003. At this time, AE is engaged in discussions with the EPA with respect to environmental matters, including NSR issues.

Similar inquiries have been made of other electric utilities and have resulted in enforcement proceedings in most cases. AE believes that its subsidiaries’ generating facilities have been operated in accordance with the Clean Air Act and the rules implementing it. The experience of other energy companies, however, suggests that, in recent years, the EPA has narrowed its view regarding the scope of the definition of “routine maintenance” under its rules, thereby broadening the range of actions subject to compliance with NSR standards. Section 114 information requests concerning facility modifications are often followed by enforcement actions.

If NSR standards are applied to Allegheny’s generating stations, in addition to the possible imposition of fines, compliance would entail significant expenditures. However, on April 13, 2004, Duke Energy (Duke) reported that the EPA and three intervening environmental groups have agreed to drop their lawsuit against Duke, which alleged that Duke violated the NSR standards. In addition, the final Routine Maintenance, Repair and Replacement Rule (RMRR) recently released by the EPA is more consistent with the energy industry’s historical compliance approach. On December 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit issued an order to stay the RMRR, which was scheduled to go into effect on December 26, 2003. The stay delays implementation of the RMRR. At this time, AE and its subsidiaries are not able to determine the effect that these actions may have on them.

On February 2, 2004, the EPA informed AE that it intended to provide the New York Attorney General, pursuant to his request, certain records that AE provided to the EPA pursuant to its request under Section 114 of the Clean Air Act. On April 23, 2004, AE Supply was notified by the Pennsylvania Department of Environmental Protection (PADEP) that PADEP had requested that the EPA provide it with records that AE provided to the EPA pursuant to the EPA’s request under Section 114 of the Clean Air Act. At this time, AE and its subsidiaries are not able to determine the effect these actions may have on them.

On May 20, 2004, AE, AE Supply, Monongahela and West Penn received a Notice of Intent to Sue Pursuant to Clean Air Act §7604 (the Notice) from the Attorneys General of New York, New Jersey and Connecticut (collectively, the AGs) and from PADEP. The Notice alleges that Allegheny made major modifications to some of its West Virginia facilities in violation of the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act. The Notice alleged modification in violation of the PSD provisions at the following coal-fired facilities: Albright Unit No. 3; Fort Martin Units No. 1 and 2; Harrison Units No. 1, 2 and 3; Pleasants Units No. 1 and 2 and Willow Island Unit No. 2. The Notice also alleged PSD violations at the Armstrong, Hatfield’s Ferry and Mitchell plants in Pennsylvania and identifies PADEP as the lead agency regarding those facilities. AE is in active discussions with the AGs and PADEP to resolve the issues raised by the Notice. If these issues are not resolved, the AGs and PADEP may commence litigation. As stated above, AE is also engaged in discussions with the EPA relating to these issues.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) Claim:  On March 4, 1994, the Distribution Companies received notice that the EPA had identified them as potentially responsible parties (PRPs) with respect to the Jack’s Creek/Sitkin Smelting Superfund Site. Initially, approximately 175 PRPs were involved, however, the current number of active PRPs has been reduced as a result of settlements with de minimis contributors and other contributors to the site. The costs of remediation will be shared by all past and active responsible parties. In 1999, a PRP group that included the Distribution Companies entered into a consent order with the EPA to remediate the site. It is currently estimated that the total remediation costs to be borne by all of the responsible parties will not exceed $30 million. Allegheny accrued $1 million representing its estimated share of the remediation costs. The balance of this accrued liability was $0.5 million at June 30, 2004.

Other:   Oil and PCB contamination has been noted at the Connellsville West Side facility as part of the National Pollutant Discharge Elimination System permit review process. Steps have been taken to control the contamination, and monitoring is continuing at the site. The internal investigation into the source of the oil is ongoing in accordance with several PADEP programs. West Penn has accrued estimated total remediation costs for this facility.

Other Litigation:

Putative Class Actions Under California Statutes:  Nine related putative class action lawsuits against AE Supply and more than two dozen other named defendant power suppliers were filed in various California superior courts during 2002. These class action suits were removed from state court and transferred to the U.S. District Court for the Southern District of California. Eight of the suits were commenced by consumers of wholesale electricity in California. The ninth, Millar v. Allegheny Energy Supply Co., et al., was filed on behalf of California consumers and taxpayers. The complaints allege, among other things, that AE Supply and the other defendant power suppliers violated California’s antitrust statute and the California unfair business practices statute by manipulating the California electricity market. The suits also challenge the validity of various long-term power contracts with the State of California, including the CDWR contract.

On August 25, 2003, the U.S. District Court granted AE Supply’s motion to dismiss seven of the eight consumer class actions with prejudice. The plaintiffs have appealed to the United States Court of Appeals for the Ninth Circuit.

AE Supply was never served in the eighth consumer class action, Kurtz v. Duke Energy Trading and Marketing, LLC. The allegations in this complaint were substantively identical to those in the dismissed actions. On February 18, 2004, plaintiffs in Kurtz voluntarily dismissed the action without prejudice.

The District Court separately granted plaintiffs’ motion to remand in the ninth action, Millar, on July 9, 2003. On December 18, 2003, the plaintiffs filed an amended complaint, solely on behalf of consumers, naming certain additional defendants, including The Goldman Sachs Group, Inc. (Goldman Sachs) in California Superior Court, San Francisco County. The case was transferred back to the U.S. District Court for the Southern District of California in early 2004. In May 2004, plaintiffs moved to remand the case to state court. The defendants have opposed the motion and it remains outstanding.

Under the terms of the agreement relating to the sale of the CDWR contract, AE Supply and one of its affiliates have agreed to indemnify Goldman Sachs and its affiliate J. Aron & Company, under certain conditions, for any losses arising out of the class action litigation up to the amount of the purchase price.

AE Supply cannot predict the outcome of these matters.

Nevada Power Contracts:  On December 7, 2001, Nevada Power Company (NPC) filed a complaint with the FERC against AE Supply seeking FERC action to modify prices payable to AE Supply under three trade confirmations dated December 4, 2000, January 16, 2001 and February 7, 2001, between Merrill Lynch and NPC, and entered into under the Western Systems Power Pool Master Agreement. The transactions related to power sales during 2002. NPC’s claim was based, in part, on the assertion that dysfunctional California spot markets had an adverse effect on the prices NPC was able to negotiate with Merrill Lynch under the contracts. NPC filed substantially identical complaints against a number of other energy suppliers. On December 19, 2002, the Administrative Law Judge (ALJ) issued findings that no contract modification was warranted. The ALJ determined in favor of NPC that AE Supply, rather than Merrill Lynch, was a proper subject of NPC’s complaint.

On June 26, 2003, the FERC affirmed the ALJ’s decision upholding the long-term contracts negotiated between NPC and Merrill Lynch, among others. The FERC did not render a decision on whether AE Supply, rather than Merrill Lynch, was the real party in interest to the three trade confirmations at issue. On November 10, 2003, the FERC issued an order, on rehearing, affirming its conclusion that the long-term contracts should not be modified. On July 3, 2003, Snohomish County filed a petition for review of the FERC’s June 26 order with the U.S. Court of Appeals for the Ninth Circuit (Snohomish County Proceeding). On December 17, 2003, AE Supply filed a motion to intervene in the Snohomish County Proceeding in the Ninth Circuit. The NPC petitions have been consolidated in the Ninth Circuit, and additional appeals have been filed. AE Supply cannot predict the outcome of this matter.

Sierra/Nevada:  On April 2, 2003, NPC and Sierra Pacific Resources, Inc. (together, Sierra/Nevada) initiated a lawsuit in U.S. District Court in Nevada against AE and AE Supply, together with Merrill Lynch & Co. and Merrill Lynch Capital Services, Inc. (together, Merrill). The complaint alleged that AE, AE Supply and Merrill engaged in fraudulent conduct in connection with NPC’s application to the Public Utilities Commission of Nevada (Nevada PUC) for a deferred energy accounting adjustment, which allegedly caused the Nevada PUC to disallow $180 million of NPC’s deferred energy expenses. Sierra/Nevada asserted three causes of action against AE and AE Supply arising from the alleged fraudulent conduct. These include: (1) tortious interference with Sierra/Nevada’s contractual and prospective economic advantages; (2) conspiracy and (3) violations of the Nevada state Racketeer Influenced and Corrupt Organization (RICO) Act. Sierra/Nevada filed an amended complaint on May 30, 2003 in which it asserted a fourth cause of action against AE and AE Supply for wrongful hiring and supervision. Sierra/Nevada seeks $180 million in compensatory damages plus attorneys fees. Under the RICO count, Sierra/Nevada seeks in excess of $850 million. AE and AE Supply filed motions to dismiss the complaints on May 6, 2003 and June 23, 2003. Additional motions have been filed. AE and AE Supply cannot predict the outcome of this matter.

Litigation Involving Merrill Lynch:  AE and AE Supply entered into an asset purchase agreement with Merrill Lynch and affiliated parties in 2001, under which AE and AE Supply purchased Merrill Lynch’s energy marketing and trading business for approximately $489 million and an equity interest in AE Supply of nearly two percent. The asset purchase agreement provided that Merrill Lynch would have the right to require AE to purchase Merrill Lynch’s equity interest in AE Supply for $115 million plus interest calculated from March 16, 2001 in the event that certain conditions were not met.

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

On October 23, 2002, AE filed a motion to stay Merrill Lynch’s federal court action in favor of AE and AE Supply’s action in New York state court. On May 29, 2003, the U.S. District Court for the Southern District of New York denied AE’s motion to stay Merrill Lynch’s action and ordered that AE and AE Supply assert their claims against Merrill Lynch, which were initially brought in New York state court, as counterclaims in Merrill Lynch’s federal court action. As a result, AE and AE Supply dismissed the New York state action and, on June 13, 2003, AE and AE Supply filed an answer and asserted affirmative defenses and counterclaims against Merrill Lynch in the U.S. District Court for the Southern District of New York. The counterclaims allege that Merrill Lynch fraudulently induced AE and AE Supply to enter into the purchase agreement, that Merrill Lynch breached certain representations and warranties contained in the purchase agreement and that Merrill Lynch breached fiduciary duties owed to AE and AE Supply. The counterclaims seek damages in excess of $605 million, among other relief.

On August 29, 2003, AE and AE Supply filed amended counterclaims that, among other things, added a claim against Merrill Lynch for negligent misrepresentation. On November 24, 2003, the court dismissed AE and AE Supply’s counterclaim for rescission and struck their demand for a jury trial with respect to certain counterclaims. AE and AE Supply’s counterclaims for negligent misrepresentation, fraudulent inducement, breach of contract, breach of fiduciary duty and punitive damages remain in place. On January 23, 2004, the court granted a motion filed under seal by the U.S. Attorney for the Southern District of New York to intervene and stay deposition discovery for approximately six months. Document discovery continued during the pendency of the stay, which expired on July 16, 2004. On July 12, 2004, AE and AE Supply filed a motion for leave to file amended counterclaims to reflect, among other things, developments concerning Daniel L. Gordon, the former head of energy trading for AE Supply. The court has not yet ruled on this motion. The case has been set for trial on February 3, 2005.

The federal government is holding approximately $43 million and other assets of Daniel L. Gordon. Both AE and Merrill Lynch have filed petitions with the U. S. District Court for the Southern District of New York claiming rights to the funds.

AE and AE Supply cannot predict the outcome of these matters.

Putative Shareholder, Derivative and Benefit Plan Class Actions:  From October 2002 through December 2002, plaintiffs claiming to represent purchasers of AE’s securities filed 14 putative class action lawsuits against AE and several of its former senior managers in U.S. District Courts for the Southern District of New York and the District of Maryland. The complaints alleged that AE and senior management violated federal securities laws when AE purchased Merrill Lynch’s energy marketing and trading business with the knowledge that the business was built on illegal wash or round-trip trades with Enron, which the complaints alleged artificially inflated trading revenue, volume and growth. The complaints asserted that AE’s fortunes fell when Enron’s collapse exposed what plaintiffs claim were illegal trades in the energy markets. All of the securities cases were transferred to the District of Maryland and consolidated. The plaintiffs filed an amended complaint on May 3, 2004 that alleged that the defendants violated federal securities laws by failing to disclose weaknesses in Merrill Lynch’s energy marketing and trading business, as well as other internal control and accounting deficiencies. The amended complaint seeks unspecified compensatory damages and equitable relief. On July 2, 2004, AE moved to dismiss the amended complaint. The plaintiff’s response to the motion to dismiss is due on August 16, 2004.

In February and March 2003, two putative class action lawsuits were filed against AE in U.S. District Courts for the Southern District of New York and the District of Maryland. The suits allege that AE and a senior manager violated the Employee Retirement Income Security Act of 1974 (ERISA) by: (1) failing to provide complete and accurate information to plan beneficiaries regarding the energy trading business, among other things; (2) failing to diversify plan assets; (3) failing to monitor investment alternatives; (4) failing to avoid conflicts of interest and (5) violating fiduciary duties. The ERISA cases were consolidated in the District of Maryland. On April 26, 2004, the plaintiffs in the ERISA cases filed an amended complaint, adding a number of individuals as defendants and clarifying the nature of their claims. On June 25, 2004, the defendants filed a motion to dismiss the amended complaint.

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

AE cannot predict the outcome of these matters.

Claims Related to Alleged Asbestos Exposure:  Monongahela, Potomac Edison and West Penn have also been named as defendants along with multiple other defendants in pending asbestos cases alleging bodily injury involving multiple plaintiffs and multiple sites (the asbestos suits). These suits have been brought mostly by seasonal contractor employees and do not involve allegations of either the manufacture, sale or distribution of asbestos-containing products by Allegheny. The asbestos suits arise out of historical operations and are related to the removal of asbestos-containing materials from Allegheny’s premises. Allegheny’s historical operations were insured by various foreign and domestic insurers, including Lloyd’s of London. Allegheny’s asbestos-related litigation expenses have to date been reimbursed in full by recoveries from its historical insurers, and Allegheny believes that it has sufficient insurance to respond fully to the asbestos suits. Certain of Allegheny’s insurers, however, have contested their obligations to pay for the future defense and settlement costs relating to the asbestos suits. Allegheny is currently involved in two asbestos insurance-related actions that were commenced in 2003, Certain Underwriters at Lloyd’s, London et al. v. Allegheny Energy, Inc. et al., Case No. 21-C-03-16733 (Washington County, Md.), and Monongahela Power Company et al. v. Certain Underwriters at Lloyd’s London and London Market Companies, et al., Civil Action No. 03-C-281 (Monongalia County, W.Va.), (collectively, the “actions”). The parties in the actions are seeking an allocation of responsibility for Allegheny’s historic asbestos liability. Allegheny is continuing to receive payments from its insurance during the pendency of these actions, specifically the sum of $625,000, payable in equal parts on each of July 1, 2005 and 2006. During the three months ended June 30, 2004, Allegheny did not receive any insurance recoveries related to the asbestos cases. During the three months ended March 31, 2004, Allegheny received insurance recoveries of $0.3 million, net of $0.1 million of legal fees, related to the asbestos cases. There were no such insurance recoveries received during the six months ended June 30, 2003. Allegheny does not believe that the existence or pendency of either the asbestos suits or the actions involving its insurance will have a material impact on its consolidated financial position, results of operations or cash flows. Allegheny believes that it has established adequate reserves, net of insurance receivables and recoveries, to cover existing and future asbestos claims. As of June 30, 2004, Allegheny had 1,434 open cases remaining. Between June 30, 2004 and July 26, 2004, Allegheny was served with complaints filed on behalf of an additional 35 plaintiffs. While Allegheny believes that all of the cases are without merit, it cannot predict the outcome of the litigation.

Suits Related to the Gleason Generating Facility:  Allegheny Energy Supply Gleason Generating Facility, LLC, a subsidiary of AE Supply, is the defendant in a suit brought in the Circuit Court for Weakley County, Tennessee, by residents living in the vicinity of the generating facility in Gleason, Tennessee. The original suit was filed on September 16, 2002. AE Supply purchased the generating facility in 2001. The plaintiffs are asserting claims based on trespass and/or nuisance, claiming personal injury and property damage as a result of noise from the generating facility. They seek a restraining order with respect to the operation of the plant and damages of $200 million. A mediation session was held on June 17, 2004, but the parties did not reach settlement. AE has undertaken property purchases and other mitigation measures. Allegheny cannot predict the outcome of this suit.

AE Supply has demanded indemnification from Siemens Westinghouse, the manufacturer of the turbines used in the Gleason Generating Facility, pursuant to the terms of the related equipment purchase agreement. On October 17, 2002, Siemens Westinghouse filed a request for a declaratory judgment in the Court of Common Pleas of Allegheny County, Pennsylvania seeking a declaration that the prior owner released Siemens Westinghouse from this liability through a release executed after Allegheny purchased the Gleason facility. AE Supply filed a motion for summary judgment to dismiss the action, on May 6, 2004. AE cannot predict the outcome of this matter or whether it will be able to recover amounts from Siemens Westinghouse.

SEC Matters:  On October 9, October 25 and November 5, 2002, AE received subpoenas from the SEC. The subpoenas principally concerned: (1) the departure of Daniel L. Gordon; (2) AE’s litigation with Merrill Lynch; (3) AE Supply’s valuation and management of its trading business; (4) AE’s November 4, 2002 press release concerning its financial statements; (5) the departure of AE’s and its subsidiaries’ Controller, Thomas Kloc, in June 2002 and (6) AE’s acquisition of power plants from Enron. AE and AE Supply responded to the subpoenas.

On January 16, 2004, the SEC requested that AE voluntarily produce certain documents in connection with an informal investigation of AE. AE has responded to the SEC’s request for documents. The SEC also has taken testimony from one current and several former employees. AE is cooperating fully with the SEC.

Commodities Futures Trading Commission (CFTC) Subpoenas:  On October 2, 2002 and January 15, 2003, AE and AE Supply received subpoenas from the CFTC for documents relating to natural gas and electricity trading. AE and AE Supply responded to the subpoenas. On July 6, 2004, the CFTC closed its investigation, although it reserved the discretion to reopen the investigation in the future.

EPMI Adversary Proceeding:  On May 9, 2003, Enron Power Marketing, Inc. (EPMI), a Chapter 11 debtor, commenced an adversary proceeding against AE Supply in its bankruptcy case that is pending in the U.S. Bankruptcy Court for the Southern District of New York. The complaint alleges that AE Supply owes EPMI: (1) $27,646,725 for accounts receivable due and owing for energy delivered prior to the commencement of EPMI’s bankruptcy case and (2) $8,250,000 in cash collateral previously posted to AE Supply, less any amounts owed to AE Supply as a result of EPMI’s default under a master trading agreement between the parties and certain transactions arising thereunder. EPMI also seeks certain declaratory relief, including a declaration that the arbitration provision found in the master trading agreement is unenforceable. On August 1, 2003, AE Supply filed an answer asserting affirmative defenses. Many similar cases have been filed by, or against, EPMI in its bankruptcy case. The bankruptcy court has determined that such cases should be resolved through mediation, if possible. Mediation of the subject complaint began on October 28, 2003, and a second mediation session is scheduled for September 13, 2004. AE Supply is unable to predict the outcome of this matter.

LTI Arbitration:  On April 22, 2004, Leasing Technologies International, Inc. and its shareholders (collectively, LTI) filed a demand for arbitration against Allegheny Ventures and AE before the American Arbitration Association. In December 2000, Allegheny Ventures entered into an agreement to acquire LTI, an equipment leasing company. Allegheny Ventures terminated the agreement on May 4, 2003. LTI alleges that the termination of the agreement was unjustified and seeks damages in an unspecified amount for breach of the agreement, as well as other consequential damages. On June 11, 2004, AE and Allegheny Ventures filed an answer to LTI’s demand, denying all claims. AE cannot predict the outcome of this matter.

Ordinary Course of Business:  The registrants are from time to time involved in litigation and other legal disputes in the ordinary course of business. Each registrant is of the belief that there are no other legal proceedings which could materially impair its operations or materially or adversely affect its financial condition or liquidity.

NOTE 16:  GENERATING UNIT OUTAGES

On November 3, 2003, a fire occurred in Unit No. 2 at the Hatfield’s Ferry Power Station located near Masontown, Pennsylvania. Hatfield’s Ferry Unit No. 2 is a 570 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the fire, the unit’s generator, turbine and certain associated equipment sustained significant damage.  On February 9, 2004, a generator failure occurred in Unit No. 1 at the Pleasants Power Station located in Willow Island, West Virginia. Pleasants Unit No. 1 is a 650 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the generator failure, the unit’s generator and associated equipment sustained damage. Both units returned to service in June 2004. Allegheny estimates that the costs associated with these outages for the three and six months ended June 30, 2004 were approximately $59 million and $93 million, respectively, consisting primarily of lost revenues (net of fuel cost savings) and repair and replacement costs (net of anticipated insurance proceeds).

NOTE 17: OVEC Transaction

In May 2004, AE and AE Supply signed an agreement to sell their nine percent equity interest and power rights in the Ohio Valley Electric Corporation (OVEC) to Buckeye Power Generating, LLC (Buckeye), an affiliate of Buckeye Power, Inc. of Columbus, Ohio. Buckeye will pay $102 million in cash and become responsible for approximately $37 million in OVEC debt under the OVEC Inter-Company Power Agreement. Following the closing of the transaction, AE Supply will retain the rights to nine percent of the power (approximately 203 megawatts) until March 12, 2006. The agreement remains subject to certain closing conditions, including third party consents and state and federal regulatory approvals.

NOTE 18: SUBSEQUENT EVENTS

Sale of Mountaineer Gas

On August 4, 2004, Monongahela signed a definitive agreement to sell its natural gas operations in West Virginia to a partnership composed of IGS Utilities, LLC, IGS Holdings LLC and affiliates of ArcLight Capital Partners, LLC for $141 million in cash and the assumption of approximately $87 million of long-term debt, subject to certain closing adjustments. In addition, the buyer will pay Monongahela, over a three-year period, certain amounts due to Monongahela from affiliates holding or owning West Virginia natural gas operations. These amounts currently aggregate approximately $16 million and will be finally determined at the closing of the transaction. Monongahela expects to utilize net proceeds from the sale to reduce debt. Monongahela’s natural gas operations consist of the natural gas assets of Monongahela referred to as the West Virginia Power Gas Services assets, Mountaineer and Mountaineer Gas Services, which is a subsidiary of Mountaineer. The total assets of the natural gas operations were approximately $338 million at June 30, 2004, and the revenues of the natural gas operations were approximately $190 million for the six months ended June 30, 2004.

During the third quarter of 2004, Monongahela expects to write-down its investment in its natural gas operations to the expected net proceeds from the sale. The write-down is expected to result in a charge against earnings of approximately $40 million, before income taxes ($25 million net of income taxes).

The agreement is subject to certain closing conditions, third party consents and state and federal regulatory approvals, including approval of a rate adjustment from the Public Service Commission of West Virginia.

Stock Unit Awards

Through June 30, 2004, Allegheny recorded compensation expense related to stock units issued to certain of its executive officers using the variable method of accounting. Allegheny intends to settle the stock units as they vest in shares of common stock and received SEC authorization to do so on June 30, 2004. Accordingly, commencing in the third quarter of 2004, Allegheny will record compensation expense relating to stock unit awards using the fixed method of accounting.

ITEM  2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This MD&A includes information relating to Allegheny, AE Supply, Monongahela, Potomac Edison, West Penn and AGC. Where appropriate, information relating to a specific entity is identified as such. The following discussion and analysis should be read in conjunction with the Financial Statements and Combined Notes to Financial Statements included in this report, as well as the Financial Statements and Supplementary Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2003 Annual Report on Form 10-K.

Forward-Looking Statements

In addition to historical information, this report contains a number of forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as anticipate, expect, project, intend, plan, believe and words and terms of similar substance used in connection with any discussion of future plans, actions or events identify forward-looking statements. These statements may include, among others, statements with respect to:

• regulation and the status of retail generation service supply competition in states served by the Distribution Companies;
•  the closing of various agreements;
•  results of litigation;
•  financing plans;
•  demand for energy and the cost and availability of inputs;
•  demand for products and services;
•  capacity purchase commitments;
•  PLR and power supply contracts;
•   results of operations;
• capital expenditures;
•  status and condition of plants and equiment;
•  regulatory matters;
•  internal controls and procedures and
• accounting issues.

Forward-looking statements involve estimates, expectations and projections and, as a result, are subject to risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Actual results have varied materially and unpredictably from past expectations.

Factors that could cause actual results to differ materially from expectations include, among others, the following:

• complications or other factors that render it difficult or impossible to obtain necessary lender consents or regulatory authorizations on a timely basis;
•  general economic and business conditions;
•  changes in access to capital markets;
•  the continuing effects of global instability, terrorism and war;
•  changes in industry capacity, development and other activities by Allegheny's competitors;
•  changes in the weather and other natural phenomena;
•  changes in technology;
•  changes in the price of power and fuel for electric generation;
•  the results of regulatory proceedings, including proceedings related to rates;
•  changes in the underlying inputs, including market conditions and assumptions used to estimate the fair values of commodity contracts;
•  changes in laws and regulations applicable to Allegheny, its markets or its activities;
•  environmental regulations;
•  the loss of any significant customers and/or suppliers and
• the effects of accounting policies issued periodically by accounting standard-setting bodies.

A detailed discussion of certain factors affecting the risk profile of the registrants is provided under the caption Item 1, Risk Factors, in the 2003 Annual Report on Form 10-K.

ALLEGHENY RESULTS OF OPERATIONS

All comparisons presented under the results of operations for Allegheny and each of the other registrants compare operating results and other statistical information for the three and six months ended June 30, 2004 to operating results and other statistical information for the three and six months ended June 30, 2003.

Executive Overview

Allegheny’s core businesses are its generation business and its electricity transmission and distribution business both of which it operates primarily through direct and indirect subsidiaries. These operations are aligned in two operating segments, the Delivery and Services segment and the Generation and Marketing segment. Additional information regarding the composition and activities of these segments is included in the 2003 Annual Report on Form 10-K. AE, Allegheny’s parent holding company, is a registered public utility holding company subject to SEC regulation under PUHCA with respect to, among other things, transactions with affiliates, sales or acquisitions of assets, issuance of securities, distributions and permitted lines of business.

Operating Statistics

The following table provides kilowatt-hour and cubic feet sales information for electricity and gas, respectively, for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Delivery and Services:
Electricity sales (million kilowatt-hours)	11,300	10,940	3.3%	23,687	23,254	1.9%
Natural gas sales (million cubic feet)	3,229	3,591	(10.1%)	17,520	19,153	(8.5%)
Usage per customer (kilowatt-hours)
Residential	2,614	2,484	5.2%	6,196	6,032	2.7%
Commercial	14,751	13,839	6.6%	29,485	28,602	3.1%
Industrial	192,836	189,194	1.9%	378,563	369,986	2.3%
Generation and Marketing:
Generation (million kilowatt-hours)	10,218	10,909	(6.3%)	22,450	24,143	(7.0%)
Heating degree days*	492	584	(15.8%)	3,363	3,613	(6.9%)
Cooling degree days*	269	119	126.1%	270	119	126.9%

* The regulated utility operations of the Distribution Companies are weather sensitive. Weather conditions directly influence the volume of electricity or natural gas delivered by the regulated utility. Degree day data is used to estimate amounts of energy required to maintain comfortable indoor temperature levels based on each day’s average temperature. Heating degree days is the measure of the variation in the weather based on the extent to which the average daily temperature falls below 65° Fahrenheit, and cooling degree days is the measure of the variation in the weather based on the extent to which the average daily temperature rises above 65° Fahrenheit.

   Income (Loss) Summary

	Three Months Ended June30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Segment Basis*
Delivery and Services:
Operating revenues	$699.7	$665.5	$1,569.8	$1,516.4
Operating income	$65.7	$39.6	$161.8	$133.6
Income before income taxes, minority interest and
cumulative effect of accounting changes	$35.7	$7.4	$103.9	$88.3
Net income	$24.2	$4.3	$63.2	$52.4
Generation and Marketing:
Operating revenues	$326.4	$33.3	$759.2	$314.1
Operating (loss) income	$(40.9)	$(335.7)	$52.8	$(472.6)
Loss before income taxes, minority interest and
cumulative effect of accounting changes	$(106.3)	$(418.1)	$(108.8)	$(558.5)
Net loss	$(64.4)	$(240.2)	$(67.0)	$(335.1)
Consolidated Basis
Income (Loss)
Delivery and Services	$24.2	$4.3	$63.2	$53.7
Generation and Marketing	(64.4)	(240.2)	(67.0)	(315.6)
Eliminations	0.7	4.4	(2.4)	(7.6)

Consolidated loss before cumulative effect
of accounting changes	(39.5)	(231.5)	(6.2)	(269.5)
Cumulative effect of accounting changes, net	--	--	--	(20.8)

Consolidated net loss	$(39.5)	$(231.5)	$(6.2)	$(290.3)

Basic and Diluted Income (Loss) Per Share**
Delivery and Services	$0.19	$0.04	$0.50	$0.42
Generation and Marketing	(0.51)	(1.89)	(0.53)	(2.49)
Eliminations	0.01	0.03	(0.02)	(0.06)

Consolidated loss before cumulative effect
of accounting changes	(0.31)	(1.82)	(0.05)	(2.13)
Cumulative effect of accounting changes, net	--	--	--	(0.16)

Consolidated net loss	$(0.31)	$(1.82)	$(0.05)	$(2.29)

*        Excludes eliminations
**    The effects of stock options, performance shares, stock units and convertible securities are not included in the calculation of diluted income (loss) per share, as these amounts are antidilutive.

Consolidated loss before cumulative effect of accounting changes decreased $192 million and $263.3 million for the three and six months ended June 30, 2004, respectively. These decreases were primarily due to reduced realized and unrealized losses in the Generation and Marketing segment and, to a lesser extent, improved profitability in the Delivery and Services segment offset by costs associated with plant outages. Additionally, both the Delivery and Services segment and the Generating and Marketing segment had lower operations and maintenance expense for the three and six months ended June 30, 2004.

Results for the six months ended June 30, 2004 were significantly impacted by outages at two generating facilities. On November 3, 2003, a fire occurred in Unit No. 2 at the Hatfield’s Ferry Power Station located near Masontown, Pennsylvania. Hatfield’s Ferry Unit No. 2 is a 570 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the fire, the unit’s generator, turbine and certain associated equipment sustained significant damage. On February 9, 2004, a generator failure occurred in Unit No. 1 at the Pleasants Power Station located in Willow Island, West Virginia. Pleasants Unit No. 1 is a 650 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the generator failure, the unit’s generator and associated equipment sustained damage. Both units returned to service in June 2004. Allegheny estimates that the costs associated with these outages for the three and six months ended June 30, 2004 were approximately $59 million and $93 million, respectively, consisting primarily of lost revenues (net of fuel cost savings) and repair and replacement costs (net of anticipated insurance proceeds).

Consolidated net loss included $12.2 million, net of income taxes, for the six months ended June 30, 2003, reflecting the cumulative effect of the accounting change associated with the adoption of EITF Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management.” See Note 3, Wholesale Energy Activities, above for additional information.

Consolidated net loss also included $8.6 million, net of income taxes, for the six months ended June 30, 2003, reflecting the cumulative effect of the accounting change associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” See Note 12, Asset Retirement Obligations, above for additional information.

Operating Revenues

Total operating revenues for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Delivery and Services:
Retail electric	$610.5	$581.0	$1,291.4	$1,250.7
Retail natural gas	37.7	33.5	181.4	148.2
Transmission services and bulk power	32.9	34.9	68.8	80.8
Unregulated services	11.7	10.7	16.0	25.7
Other affiliated and non affiliated energy services	6.9	5.4	12.2	11.0

Total Delivery and Services revenues	699.7	665.5	1,569.8	1,516.4

Generation and Marketing:
Wholesale *	(33.0)	(304.1)	5.6	(407.8)
Affiliated and other	359.4	337.4	753.6	721.9

Total Generation and Marketing revenues	326.4	33.3	759.2	314.1

Eliminations	(369.0)	(339.6)	(782.2)	(755.6)

Total operating revenues	$657.1	$359.2	$1,546.8	$1,074.9

* In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which resulted in negative revenue amounts for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2003.

Delivery and Services:  Retail electric revenues for the three and six months ended June 30, 2004 increased $29.5 million and $40.7 million, respectively. These increases were primarily due to increases in residential, commercial and industrial sales resulting from increased usage. The increased usage by residential and commercial customers was primarily the result of an increase in cooling degree days, partially offset by a decrease in heating degree days.

Retail natural gas revenues increased $4.2 million and $33.2 million for the three and six months ended June 30, 2004, respectively, primarily due to an increase in retail tariffs effective October 2, 2003 and April 1, 2004 to cover increases in purchased gas costs. These increases were partially offset by decreases in residential, commercial and industrial gas sales resulting from decreased usage. The decreased usage by residential and commercial customers was primarily the result of a decrease in heating degree days.

Transmission services and bulk power revenues decreased $2 million and $12 million for the three and six months ended June 30, 2004, respectively. The decrease in transmission services and bulk power revenues for the three months ended June 30, 2004 was primarily due to the loss of several wholesale customers as a result of contract expirations, partially offset by higher PJM transmission service revenue. The decrease in transmission services and bulk power revenues for the six months ended June 30, 2004 was due to the loss of several wholesale customers and lower PJM transmission service revenue.

Unregulated services revenues increased $1 million for the three months ended June 30, 2004, due to higher revenue recognition on the South Mississippi Electric Power Association (SMEPA) percentage of completion construction contract. Unregulated services revenues decreased $9.7 million for the six months ended June 30, 2004, primarily due to lower revenue recognition on the SMEPA construction contract.

Generation and Marketing:  Operating revenues for the three and six months ended June 30, 2004 increased by $293.1 million and $445.1 million, respectively. These increases principally resulted from lower realized and unrealized losses in 2004.

Operating revenues for the three months ended June 30, 2004, were $326.4 million. These revenues include PLR revenues of $367.7 million, revenues from other trading activities of $3.8 million and other revenues of $9.3 million, less $54.4 million representing the excess of PJM load expense over PJM generation and other revenues.

Operating revenues for the six months ended June 30, 2004 were $759.2 million. These revenues include PLR revenues of $773.3 million, revenues from other trading activities of $4.4 million, other revenues of $16.9 million and the release of $68.1 million in escrow proceeds associated with the sale of the CDWR contract and related hedge transactions, less $103.5 million representing the excess of PJM load expense over PJM generation and other revenues.

Operating revenues for the three and six months ended June 30, 2004 were negatively impacted by the outages at Hatfield's Ferry Unit No. 2 and Pleasants Unit No. 1.

Wholesale and other revenues for the three and six months ended June 30, 2004 increased $271.1 million and $413.4 million, respectively, primarily due to reduced realized and unrealized losses. These reductions reflect AE Supply’s exit from the Western U.S. energy markets in 2003 and the release of escrow proceeds related to the sale of the CDWR contract and related hedge transactions.

Affiliated and other revenues for the three and six months ended June 30, 2004 increased $22 million and $31.7 million, respectively. These increases were primarily due to increased sales volumes and prices under long-term power sales agreements between AE Supply and the Distribution Companies.

Operating Expenses

Fuel consumed in electric generation:  Fuel consumed in electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas and oil burned at Allegheny’s generating stations to produce electricity. Fuel consumed in electric generation increased $6.9 million and $10.1 million for the three and six months ended June 30, 2004, respectively. This increase was primarily due to the increased cost of fuel consumed at the gas-fired generating stations. The usage of gas-fired facilities increased partly as the result of the July 2003 start-up of the generating facility in Springdale, Pennsylvania. These increases were partially offset by a decrease in coal expenses in the three and six months ended June 30, 2004, primarily due to a decrease in coal consumed at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the outages at those facilities.

Purchased power and transmission:  Purchased power and transmission expense for the three and six months ended June 30, 2004 and 2003 consisted of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Delivery and Services:
From PURPA generation *	$45.0	$53.0	$96.1	$108.9
Other purchased energy	379.1	354.0	796.5	761.0

Total Delivery and Services	424.1	407.0	892.6	869.9
Generation and Marketing	23.4	19.2	41.6	37.5
Eliminations	(367.7)	(344.7)	(773.3)	(739.6)

Total purchased power and transmission	$79.8	$81.5	$160.9	$167.8

* PURPA cost (cents per KWh)	5.2	5.8	5.2	5.7

Purchased power and transmission expense from PURPA generation for the Delivery and Services segment decreased $8 million and $12.8 million for the three and six months ended June 30, 2004, respectively. These decreases were primarily due to decreases in certain contract rates and to a maintenance outage at one of the PURPA facilities.

Other purchased energy expense for the Delivery and Services segment, which consists primarily of the Distribution Companies’ purchases of energy from AE Supply, increased $25.1 million and $35.5 million for the three and six months ended June 30, 2004, respectively. These increases were primarily due to increased sales volumes and prices under power sales agreements between AE Supply and the Distribution Companies.

Purchased power and transmission expense for the Generation and Marketing segment increased $4.2 million and $4.1 million for the three and six months ended June 30, 2004, respectively. These increases were primarily due to an $11.7 million charge, which was recorded in the second quarter of 2004, related to the release to a third party of pipeline capacity for the period November 2004 through November 2007. This release is associated with AE Supply’s long-term natural gas transportation agreement with Kern River Gas Transmission Company that is effective through April 30, 2018.

Cost of utility gas sold:  Cost of utility gas sold for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Delivery and Services	$26.6	$25.5	$117.1	$121.5
Generation and Marketing	--	--	--	--

Total cost of utility gas sold	$26.6	$25.5	$117.1	$121.5

Cost of utility gas sold for the Delivery and Services segment increased $1.1 million for the three months ended June 30, 2004, primarily due to an increase in gas prices, which was partially offset by a volume decrease in gas purchases. Cost of utility gas sold for the Delivery and Services segment decreased $4.4 million for the six months ended June 30, 2004, primarily due to a volume decrease in gas purchases, which was partially offset by an increase in gas prices.

Deferred energy costs, net:  Deferred energy costs, net, which relates entirely to the Delivery and Services segment, is the difference between energy costs and revenues collected from customers and is deferred until recovered from, or credited to, customers under a purchased energy adjustment. Such deferred energy costs have no impact on operating income. Deferred energy costs, net, increased $6.8 million and $37.2 million for the three and six months ended June 30, 2004, respectively, primarily as a result of increases in retail tariffs to recover higher gas costs.

Operations and maintenance:  Operations and maintenance expense for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Delivery and Services	$109.8	$130.7	$225.7	$262.2
Generation and Marketing	138.3	155.2	236.8	337.9
Eliminations	(2.5)	(2.0)	(5.1)	(3.7)

Total operations and maintenance expense	$245.6	$283.9	$457.4	$596.4

Total operations and maintenance expense decreased $38.3 million and $139 million for the three and six months ended June 30, 2004, respectively. The decrease for the Delivery and Services segment for the three months ended June 30, 2004 was primarily the result of decreases in uncollectible expense, salary and employee benefit costs, outside services expense and rent expense. The decrease for the Generation and Marketing segment for the three months ended June 30, 2004 was primarily the result of contract termination costs of $32 million recorded in 2003, and also includes decreases in outside services expense and employee salary and benefit costs. These decreases were partially offset by increases in contract work expense and materials and supplies expense relating to planned power station outages. The decrease for the Delivery and Services segment for the six months ended June 30, 2004 was primarily the result of decreases in uncollectible expense, outside services expense and rent expense. The decrease for the Generation and Marketing segment for the six months ended June 30, 2004, was primarily the result of $33.5 million in impairment charges related to assets held for sale and $32 million of contract termination costs, both of which occurred in the second quarter of 2003, and also includes decreases in outside services expense, asset retirement costs and employee salary and benefit costs. These decreases were partially offset by increases in contract work expense and materials and supplies expense relating to planned power station outages.

Depreciation and amortization:  Depreciation and amortization expense increased $5.7 million and $11.4 million for the three and six months ended June 30, 2004, respectively. These increases primarily related to the July 2003 start-up of the generating facility in Springdale, Pennsylvania and the installation of environmental control equipment at Pleasants Units No. 1 and No. 2.

Taxes other than income taxes:  Taxes other than income taxes increased $2.5 million and $1.4 million for the three and six months ended June 30, 2004, respectively. The increase for the three months ended June 30, 2004 was primarily the result of increases in business and occupation and gross receipts taxes. These amounts were partially offset by a decrease in property tax.

The increase for the six months ended June 30, 2004 was primarily the result of increases in gross receipts, business and occupation taxes and fuel taxes. These amounts were partially offset by decreases in property taxes, capital stock and franchise taxes and sales taxes.

Other Income, Net

Other income, net, represents non-operating income and expenses before income taxes. Other income, net, increased $3.4 million for the three months ended June 30, 2004, primarily as a result of increased coal brokering income and a gain on the sale of land. Other income, net, decreased $68.7 million for the six months ended June 30, 2004. This decrease was primarily a result of a $75.8 million gain recognized in the first six months of 2003 related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia. The decrease in other income, net, was partially offset by the recognition of increased gain in the first six months of 2004 related to the sale of land and increased interest and dividend income. See Note 9, Accounting for the Effects of Price Deregulation, above for more information regarding the reapplication of SFAS No. 71.

Interest Expense and Preferred Dividends

Interest expense and preferred dividends for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Delivery and Services	$34.4	$33.4	$69.8	$65.3
Generation and Marketing	65.8	82.5	162.7	147.4
Eliminations	--	--	(0.1)	--

Interest expense and preferred dividends	$100.2	$115.9	$232.4	$212.7

Interest expense and preferred dividends decreased $15.7 million for the three months ended June 30, 2004, primarily due to reduced amortization expense, lower interest rates and to a lesser extent, lower average debt outstanding. These decreases were partially offset by an $8.9 million increase in interest expense resulting from the July 2003 issuance of mandatorily convertible preferred securities.

Interest expense and preferred dividends increased $19.7 million for the six months ended June 30, 2004, primarily due to the $14.1 million write-off of 2003 refinancing costs during the first quarter of 2004 and the July 2003 issuance of mandatorily convertible preferred securities. These increases were mitigated by lower interest rates associated with the March 2004 refinancing.

Income Tax Expense (Benefit)

The effective income tax rates for the three months ended June 30, 2004 and 2003 were 42.2 percent and 41.5 percent, respectively.

The effective income tax rates for the six months ended June 30, 2004 and 2003 were 42.5 percent and 42.6 percent, respectively.

The provision for income tax expense for earnings from operations and/or the income tax benefit for losses from operations results in an effective income tax rate that differs from the federal statutory rate of 35 percent, principally due to state income taxes, tax credits, effects of utility rate-making and certain non-deductible expenses.

Cumulative Effect of Accounting Changes, Net

The following items were recorded in the six months ended June 30, 2003.

Effective January 1, 2003, Allegheny adopted EITF Issue No. 02-3. As a result, Allegheny recorded a charge against earnings, related entirely to the operations at AE Supply, as the cumulative effect of a change in accounting principle of $12.2 million, net of income taxes ($19.7 million before income taxes). This charge represents the fair value of those contracts previously accounted for under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” that no longer qualify for mark-to-market accounting.

Effective January 1, 2003, Allegheny adopted SFAS No. 143. As a result, Allegheny recorded a charge against earnings as the cumulative effect of a change in accounting principle of $8.6 million, net of income taxes ($14 million before income taxes). See Note 12, Asset Retirement Obligations, above for additional information.

AE SUPPLY RESULTS OF OPERATIONS

Income (Loss) Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2004	2003		2004	2003
Operating revenues	$265.9	$(30.2)		$628.5	$181.0
Operating (loss) income	$(21.0)	$(336.	3)	$68.3	$(486.	8)
Loss before income taxes, minority interest and cumulative
effect of accounting changes	$(73.4)	$(408.	7)	$(65.3)	$(615.	0)
Net loss	$(45.5)	$(237.	9)	$(37.4)	$(384.	8)

Net loss decreased by $192.4 million and $347.4 million for the three and six months ended June 30, 2004, respectively. These decreases were primarily due to increased operating revenues as a result of lower realized and unrealized losses and lower operation and maintenance expenses, partially offset by higher depreciation expense. The decrease in realized and unrealized losses was primarily due to trading activities in the Western U.S. energy markets, which AE Supply exited in 2003.

Results for the six months ended June 30, 2004 were significantly impacted by outages at two generating facilities. On November 3, 2003, a fire occurred in Unit No. 2 at the Hatfield’s Ferry Power Station located near Masontown, Pennsylvania. Hatfield’s Ferry Unit No. 2 is a 570 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result of the fire, the unit’s generator, turbine and certain associated equipment sustained significant damage. On February 9, 2004, a generator failure occurred at the Pleasants Power Station located in Willow Island, West Virginia. Pleasants Unit No. 1 is a 650 MW coal-fired generating unit owned by AE Supply and Monongahela. As a result, the unit’s generator and associated equipment sustained damage. Both units returned to service in June 2004. As a consequence of these outages, during the six months ended June 30, 2004, AE Supply incurred a loss of revenues and at times had to purchase power in the market at costs that were higher than the internal cost of production, each of which resulted in reduced operating income.

In the six months ended June 30, 2003, earnings decreased by $12.2 million and $7.4 million, net of income taxes, reflecting the cumulative effect of the accounting changes associated with the adoptions of EITF Issue No. 02-3 and SFAS No. 143, respectively. These amounts were recorded during the three months ending March 31, 2003.

Operating Revenues

Total operating revenues for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Operating revenues:
Wholesale and other*	$(36.5)	$(303.4)	$4.3	$(405.6)
Affiliated	302.4	273.2	624.2	586.6

Total operating revenues	$265.9	$(30.2)	$628.5	$181.0

*  In accordance with EITF 02-3, energy trading revenues are reported net of purchased energy, which resulted in negative revenue amounts for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2003.

Operating revenues for the three and six months ended June 30, 2004 increased $296.1 million and $447.5 million, respectively.

Operating revenues for the three months ended June 30, 2004 were $265.9 million. These revenues include PLR revenues of $296.7 million, other trading activities of $3.8 million and other revenues of $13.1 million, net of $47.7 million representing the excess of PJM load expense over PJM generation and other revenues.

Operating revenues for the six months ended June 2004 were $628.5 million. These revenues include PLR revenues of $622.4 million, other trading activities of $4.4 million, other revenues of $24.6 million and the release of $68.1 million in escrow proceeds related to the sale of the CDWR contract and related hedge transactions, less $91 million representing excess PJM load expense over PJM generation and other revenues.

Operating revenues for the three and six months ended June 30, 2004 were negatively impacted by the outages in Hatfield’s Ferry Unit No. 1 and Pleasants Unit No. 2.

Wholesale Revenue:

Wholesale revenue increased by $266.9 million and $409.9 million in the three and six months ended June 30, 2004, respectively, primarily due to a significant reduction in realized and unrealized losses. Realized and unrealized gains and losses for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Realized (losses) gains	$(38.1)	$19.7	$8.8	$(37.2)
Unrealized gains (losses)	1.6	(323.1)	(4.5)	(368.4)

Total realized and unrealized (losses) gains	$(36.5)	$(303.4)	$4.3	$(405.6)

Approximately $321.6 million and $424.8 million of the increases in wholesale revenues for the three and six months ended June 30, 2004, respectively, relate to AE Supply’s exit from the Western U.S. energy markets in 2003. The increase for the six months ended June 30, 2004 also includes the release, during the first quarter of 2004, of $68.1 million in escrow proceeds related to the sale of the CDWR contract and associated hedge transactions. These increases were partially offset by reduced generation revenue as a result of the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for AE Supply in the 2003 Annual Report on Form 10-K for discussions surrounding the methodology, tenor and description of AE Supply’s trading portfolio, as well as a description with respect to the range of observable market prices and overall market liquidity. There has been no significant change in the methodology for valuing the portfolio during the three and six months ended June 30, 2004. All changes in the fair value of the portfolio are the result of changes in market conditions.

The fair values of trading contracts, which represent net unrealized gain and loss positions, are recorded as assets and liabilities after applying the appropriate counterparty netting agreements. At June 30, 2004, the fair values of trading contract assets and liabilities were $46.8 million and $115.6 million, respectively. At December 31, 2003, the fair values of energy trading contract assets and liabilities were $37.2 million and $102.6 million, respectively. As of June 30, 2004, the remaining trading portfolio fair value was comprised primarily of interest rate swap agreements.

The following table describes the net fair values of contract assets and liabilities, excluding AE Supply’s generating assets and power sales agreements with its regulated utility affiliates for their PLR obligations, as of June 30, 2004, based on the underlying market price source and the contract delivery periods.

Source of fair value (In millions)	2004	2005	2006	2007	2008	Thereafter		Total Fair Value
Prices actively quoted	$(4.7)	$(19.7)	$(5.8)	$(5.6)	$(5.5)	$(11.	8)	$(53.1)
Prices provided by other
external sources	--	(7.8)	(20.7)	--	--	--		(28.5)
Prices based on models	11.5	0.7	0.6	--	--	--		12.8

Total	$6.8	$(26.8)	$(25.9)	$(5.6)	$(5.5)	$(11.	8)	$(68.8)

In the table above, each contract is classified by the source of fair value, based upon the individual settlement dates within an entire contract. Therefore, portions of a single contract may be assigned to multiple classifications based upon the source of the underlying market prices used to determine the fair value of the contract. AE Supply determines prices actively quoted from various industry services, broker quotes and the New York Mercantile Exchange. Electricity markets are generally liquid for approximately one year, and most natural gas markets are generally liquid for approximately three years. Afterward, some market prices can be observed, but market liquidity is less robust.

The most significant variables in AE Supply’s models used to value these contracts are the forward prices for both electricity and natural gas. These forward prices are based on observable market prices to the extent available. Generally, electricity forward prices are actively quoted for approximately one year, and some observable market prices are available for approximately three years. After three years, the forward prices for electricity are based on the forward price of natural gas and a marginal heat rate for generation to convert natural gas into electricity. For natural gas, forward prices are generally actively quoted for approximately three years, and some observable market prices are available for approximately five years. Beyond five years, forward prices for natural gas generally are modified based on trends in prior years. The fair value of AE Supply’s contracts classified above as prices based on models was $12.8 million. For deliveries through December 31, 2004, the fair value of AE Supply’s contracts was $6.8 million.

Net unrealized gains of $1.6 million and losses of $4.5 million for the three and six months ended June 30, 2004, respectively, were recorded in wholesale revenues to reflect the change in the estimated net fair value of contract assets. The following table describes changes in the net fair value, or contract assets less contract liabilities, of AE Supply’s contracts for the three and six months ended June 30, 2004.

(In millions)	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004

Net fair value of contract assets and liabilities as of March
31, 2004 and December 31, 2003, respectively	$(69.9)		$(65.4)

Unrealized losses on contracts, net during 2004:
Unrealized gains (losses) on commodity
contracts, net	1.6		(4.5)
Net options paid and received	(0.5)		1.1

Net fair value of commodity contract assets and liabilities as of
June 30, 2004	$(68.8)	*	$(68.8)	**

*         Amount is net of $0.1 million of option premium expirations.
**       Amount is net of $(1.5) million of option premium expirations.

Affiliated Revenue:

Affiliated revenue increased $29.2 million and $37.6 million for the three and six month periods ended June 30, 2004, respectively. These increases were primarily due to increased sales volume and prices under long-term power sales agreements between AE Supply and the Distribution Companies. In addition, AE Supply sold additional electricity to Monongahela to enable Monongahela to meet its contractual obligations during the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1.

The tables below separate operating revenues and fuel and purchased power into two components, PLR and Excess Generation and Trading, for the three and six months ended June 30, 2004 and 2003. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for AE Supply in the 2003 Annual Report on Form 10-K for a further description.

	Three Months Ended June 30,
	PLR		Excess Generation and Trading		Total
(In millions)	2004	2003	2004	2003	2004	2003
Operating revenues:
Physical delivery	$249.0	$268.1	$0.1	$4.5	$249.1	$272.6
Financial settlement	--	--	16.8	(302.8)	16.8	(302.8)

Total revenues	249.0	268.1	16.9	(298.3)	265.9	(30.2)

Fuel and purchased power:
Fuel consumed in electric
generation	110.0	101.9	1.6	0.9	111.6	102.8
Purchased power and
transmission:
Physical delivery	12.4	19.8	13.3	5.5	25.7	25.3
Financial settlement .	--	--	(0.1)	0.1	(0.1)	0.1

Total fuel and purchased power .	122.4	121.7	14.8	6.5	137.2	128.2

Total, net	$126.6	$146.4	$2.1	$(304.8)	$128.7	$(158.4)

	Six Months Ended June 30,
	PLR		Excess Generation and Trading			Total
(In millions)	2004	2003	2004		2003	2004		2003
Operating revenues:
Physical delivery	$531.5	$578.1	$0.3		$(29.5)	$531.8		$548.6
Financial settlement	--	--	96.7	*	(367.6)	96.7	*	(367.6)

Total revenues	531.5	578.1	97.0		(397.1)	628.5		181.0

Fuel and purchased power:
Fuel consumed in electric
generation	239.0	222.6	1.9		2.0	240.9		224.6
Purchased power and
transmission:
Physical delivery	30.8	44.9	17.5		16.0	48.3		60.9
Financial settlement	--	--	--		0.3	--		0.3

Total fuel and purchased power	269.8	267.5	19.4		18.3	289.2		285.8

Total, net	$261.7	$310.6	$77.6		$(415.4)	$339.3		$(104.8)

* Includes a net gain of $68.1 million related to the release during the first quarter of 2004 of escrow proceeds associated with the sale of the CDWR contract and related hedge transactions.

Operating Expenses

Fuel consumed in electric generation:  Total fuel consumed in electric generation increased $8.8 million and $16.3 million in the three and six months ended June 30, 2004, respectively. These increases were primarily due to increased cost of fuel consumed at the gas-fired generating stations. The increased usage of gas-fired facilities was partly the result of the July 2003 start-up of the generating facility in Springdale, Pennsylvania. Coal expenses decreased in the three and six months ended June 30, 2004, principally due to the decrease in coal consumed at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the outages at those facilities.

Purchased power and transmission: Purchased power and transmission expense includes energy purchases from Monongahela, net of sales to Monongahela.

Purchased power and transmission expense increased by $0.2 million and decreased $12.9 million in the three and six months ended June 30, 2004, respectively. Net energy purchases from Monongahela during the three and six months ended June 30, 2004 decreased by approximately $10.6 million and $25.8 million, respectively, primarily due to the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1. Transmission expense for the three and six months ended June 30, 2004 includes an $11.7 million loss, which was recorded in the second quarter of 2004, related to the release to a third party of pipeline capacity for the period November 2004 through November 2007. This release is associated with AE Supply’s long-term natural gas transportation agreement with Kern River Gas Transmission Company that is effective through April 30, 2018.

Operations and maintenance:  Operations and maintenance expense decreased $29.1 million for the three months ended June 30, 2004, primarily as of a result of $32 million of contract termination cost recorded in the second quarter of 2003, as well as decreases in certain other expenses. These decreases were partially offset by increases in contract work expense and materials and supplies expense related to planned power station outages.

For the six months ended June 30, 2004, operations and maintenance expense decreased $113.7 million, primarily as a result of a $33.5 million decrease in impairment charges associated with assets held for sale, contract termination costs of $32 million recorded in 2003 and a $25.7 million reduction in outside services expense, as well as decreases in certain other expenses. These decreases were partially offset by increases in contract work expense and materials and supplies expense related to planned power station outages.

Depreciation and amortization:  Depreciation and amortization expense increased $3.8 million and $8.7 million for the three and six months ended June 30, 2004, respectively. These increases were primarily due to the July 2003 start-up of the generating facility in Springdale, Pennsylvania and the installation of certain environmental control equipment during the first six months of 2003.

Taxes other than income taxes: Taxes other than income taxes for the three months ended June 30, 2004 decreased $2.9 million.  This decrease was primarily due to a $2.7 million favorable adjustment for capital stock and franchise taxes.

Taxes other than income taxes decreased $6 million for the six months ended June 30, 2004, primarily due to decreases in capital stock and franchise taxes and property taxes. These decreases were partially offset by increased payroll and business and occupation taxes.

Interest Expense

Interest expense decreased $19.6 million for the three months ended June 30, 2004, primarily as a result of lower interest rates associated with the March 2004 refinancing.

For the six months ended June 30, 2004, interest expense increased by $6.8 million, primarily due to an increase in AE Supply’s average long-term debt outstanding and the write-off of $13.9 million of 2003 refinancing costs as a result of the March 2004 refinancing. These increases were mitigated by lower interest rates associated with the March 2004 refinancing.

Additionally, capitalized interest decreased $6.5 million and $10.6 million for the three and six months ended June 30, 2004, respectively. These decreases are primarily attributable to the start-up of the generating facility in Springdale, Pennsylvania.

Income Tax Benefit

The effective income tax rates for the three months ended June 30, 2004 and 2003 were 39.8 percent and 42.1 percent, respectively.

The effective income tax rates for the six months ended June 30, 2004 and 2003 were 47.2 percent and 41 percent, respectively.

The changes in the effective income tax rates were the result of increased consolidated savings and depreciation.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

Cumulative Effect of Accounting Changes, Net

The following items were recorded in the first quarter of 2003.

Effective January 1, 2003, Allegheny adopted EITF Issue No. 02-3. As a result, AE Supply recorded a charge against earnings, as the cumulative effect of a change in accounting principle of $12.2 million, net of income taxes ($19.7 million before income taxes), representing the fair value of those contracts previously accounted for under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” that no longer qualify for mark-to-market accounting. See Note 3, Wholesale Energy Activities, above for additional information.

Effective January 1, 2003, Allegheny adopted SFAS No. 143. As a result, AE Supply recorded a charge against earnings as the cumulative effect of a change in accounting principle of $7.4 million, net of income taxes ($11.9 million before income taxes). See Note 12, Asset Retirement Obligations, above for additional information.

MONONGAHELA RESULTS OF OPERATIONS

Income (Loss) Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Segment Basis*
Delivery and Services:
Operating revenues	$201.2	$185.3	$523.8	$479.1
Operating income (loss)	$9.2	$(3.7)	$48.4	$28.2
Income (loss) before income taxes and cumulative
effect of accounting change	$2.2	$(11.7)	$34.4	$14.0
Net income (loss)	$2.4	$(6.9)	$19.0	$7.9
Generation and Marketing:
Operating revenues	$71.2	$79.9	$157.4	$177.5
Operating (loss) income	$(20.3)	$1.7	$(14.3)	$15.7
(Loss) income before income taxes,
and cumulative effect of accounting change	$(23.3)	$(2.5)	$(20.7)	$69.1
Net (loss) income	$(14.2)	$(0.4)	$(12.1)	$54.4
Consolidated Basis
Net Income (Loss):
Delivery and Services	$2.4	$(6.9)	$19.0	$8.3
Generation and Marketing	(14.2)	(0.4)	(12.1)	54.4

(Loss) income before cumulative effect of accounting
change	(11.8)	(7.3)	6.9	62.7
Cumulative effect of accounting change, net	--	--	--	(0.4)

Net (loss) income	$(11.8)	$(7.3)	$6.9	$62.3

* Excludes eliminations

Net loss increased $4.5 million for the three months ended June 30, 2004. The increase was primarily due to a $5.5 million increase in purchased power and transmission expenses and a $1.6 million increase in operations and maintenance expense, which were partially offset by an increase in operating revenues of $3.2 million.

Net income decreased $55.4 million for the six months ended June 30, 2004, primarily due to the recognition of a $48.1 million gain, net of tax, for the reapplication of SFAS No. 71 during the first quarter of 2003. See Note 9, Accounting for the Effects of Price Deregulation, above for additional information regarding the effect of SFAS No. 71.

Operating Revenues

Total operating revenues for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Delivery and Services:
Retail electric	$150.2	$140.6	$315.1	$302.6
Retail natural gas	37.7	33.4	181.5	148.2
Transmission services and bulk power	10.7	9.5	22.8	24.7
Other affiliated and non affiliated energy services	2.6	1.8	4.4	3.6

Total Delivery and Services revenues	201.2	185.3	523.8	479.1

Generation and Marketing:
Transmission services and bulk power	(0.6)	1.7	(1.8)	1.9
Affiliated and other	71.8	78.2	159.2	175.6

Total Generation and Marketing revenues	71.2	79.9	157.4	177.5

Eliminations	(71.0)	(67.0)	(150.8)	(141.5)

Total operating revenues	$201.4	$198.2	$530.4	$515.1

Retail electric revenues increased $9.6 million and $12.5 million for the three and six months ended June 30, 2004, respectively. These increases were primarily due to increases in residential, commercial and industrial sales resulting from increased usage. The increased usage by residential and commercial customers was primarily the result of an increase in cooling degree days, partially offset by a decrease in heating degree days.

Retail natural gas revenues increased $4.3 million and $33.3 million for the three and six months ended June 30, 2004, respectively. These increases were primarily due to increases in retail tariffs effective October 2, 2003 and April 1, 2004 to cover the increase in purchased gas costs, partially offset by a decrease in residential, commercial and industrial natural gas usage. The decreased usage by residential and commercial customers was primarily the result of a decrease in heating degree days.

Transmission services and bulk power revenues for the Delivery and Services segment did not change materially for the three and six months ended June 30, 2004.

Affiliated and other revenues for the Generation and Marketing segment decreased $6.4 million and $16.4 million for the three and six months ended June 30, 2004, respectively. These decreases were primarily due to decreased sales of energy to the Delivery and Services segment resulting from the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1.

The following table shows heating degree days and cooling degree days for the three and six months ended June 30, 2004 and their variance from prior periods and normal.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Normal	2004	2003	Normal
Heating Degree Days:
Actual	457	497	663	3,162	3,350	3,428
Percent change from normal	(31.1%)			(7.8%)
Percent change from prior year	(8.0%)			(5.6%)
Cooling Degree Days:
Actual	258	104	193	261	104	193
Percent change from normal	33.7%			35.2%
Percent change from prior year	148.1%			151.0%

Operating Expenses

Fuel consumed in electric generation:  Fuel consumed in electric generation, which relates entirely to the Generation and Marketing segment, represents the cost of coal, natural gas and oil burned at Monongahela’s generating stations to produce electricity. For the three and six months ended June 30, 2004, fuel consumed in electric generation decreased $6.2 million and $10.6 million, respectively. These decreases were primarily due to decreases in fuel consumption at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1 during the outages at those facilities.

Purchased power and transmission:  Purchased power and transmission expense for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Delivery and Services:
From PURPA generation *	$14.5	$18.9	$28.3	$37.1
Other purchased energy	89.3	83.4	185.0	177.0

Total delivery and services	103.8	102.3	213.3	214.1

Generation and Marketing	18.4	10.4	30.0	20.9
Eliminations	(71.0)	(67.0)	(150.8)	(141.5)

Total	$51.2	$45.7	$92.5	$93.5

* PURPA cost (cents per KWh)	4.3	5.5	4.3	5.4

Purchased energy from PURPA generation for the Delivery and Services segment decreased $4.4 million and $8.8 million for the three and six months ended June 30, 2004, respectively. The decreases in PURPA generation expense was due primarily to lower generation as a result of unplanned outages at PURPA facilities.

Other purchased energy expense for the Delivery and Services segment, which consists primarily of Monongahela’s purchases of energy from AE Supply, increased $5.9 million and $8 million for the three and six months ending June 30, 2004, respectively. These increases were primarily due to increased sales volumes and prices, as well as losses associated with power purchased to serve certain customers in Ohio of $5.8 million and $11.7 million for the three and six months ended June 30, 2004, respectively. See State Legislation and Regulatory Developments below.

Purchased power and transmission expense for the Generation and Marketing segment increased $8 million and $9.1 million for the three and six months ended June 30, 2004, respectively. These increases were primarily due to increased market purchases resulting from decreases in the quantity of electricity produced as a consequence of the outages at Hatfield’s Ferry Unit No. 2 and Pleasants Unit No. 1.

Cost of utility gas sold:  Cost of utility gas sold, which relates entirely to the Delivery and Services segment increased $1.1 million for the three months ended June 30, 2004. This increase was primarily due to increased gas prices partially offset by a volume decrease in gas purchases.

Cost of utility gas sold decreased $4.4 million for the six months ended June 30, 2004. This decrease was primarily due to a volume decrease in gas purchases partially offset by an increase in gas prices.

Deferred energy costs, net:  The increases in deferred energy costs, net, of $6 million and $37.4 million for the three and six months ended June 30, 2004, respectively, were primarily the result of increases in retail tariffs to recover higher gas costs.

Operations and maintenance:  Operations and maintenance expense for the three months ended June 30, 2004 increased $1.6 million, primarily due to increases in contract work expense and materials and supplies expense. These increases were partially offset by decreases in customer account expense, employee benefit costs and outside services expense. Operations and maintenance expense for the six months ended June 30, 2004 decreased $6.6 million, primarily due to decreases in outside services expense, employee benefits costs and customer account expense, which were partially offset by an increase in contract work expense.

Depreciation and amortization: Depreciation and amortization expense increased $0.3 million and $2.3 million for the three and six months ended June 30, 2004, respectively, primarily due to an increase in property, plant and equipment.

Taxes other than income taxes:  Taxes other than income taxes increased $3.9 million and $7.9 million, respectively, for the three and six months ended June 30, 2004. The increase for the three months ended June 30, 2004 was primarily due to an increase in business and occupation taxes and a favorable sales tax adjustment recorded in 2003. The increase for the six months ended June 30, 2004 was primarily due to an increase in gross receipts and business and occupation taxes, a favorable adjustment of business and occupation taxes recorded in 2003 and a net reduction in capital stock and franchise taxes recorded in 2003.

Other Income, Net

Other income, net, represents non-operating income and expenses before income taxes. Other income, net, for the three months ended June 30, 2004 increased $1 million. Other income, net, for the six months ended June 30, 2004 decreased $60.8 million, primarily due to the recognition of a $61.7 million gain related to the reapplication of the provisions of SFAS No. 71 to generation assets in West Virginia that was recorded in the first quarter of 2003. See Note 9, Accounting for the Effects of Price Deregulation, above for additional information regarding the effect of SFAS No. 71.

Income Tax Expense

The effective income tax rates for the three months ended June 30, 2004 and 2003 were 44.2 percent and 48.7 percent, respectively. The change in the effective income tax rate for the three months ended June 30, 2004 is primarily a result of the amortization of intangible charges.

The effective income tax rates for the six months ended June 30, 2004 and 2003 were 49.6 percent and 24.4 percent, respectively. The change in the effective income tax rate is a result of the effect of rate-making on depreciation offset by a decrease in the allocation of consolidated tax savings generated by parent company losses.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

POTOMAC EDISON’S RESULTS OF OPERATIONS

Income Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Operating revenues	$216.7	$207.6	$463.9	$461.8
Operating income	$22.4	$13.1	$50.9	$39.1
Income before income taxes and cumulative effect
of accounting changes	$16.9	$6.5	$38.4	$42.3
Net income	$11.0	$6.1	$24.8	$29.6

Net income increased $4.9 million for the three months ended June 30, 2004. This increase was primarily due to an increase in operating revenues of $9.1 million, partially offset by an increase in income tax expense of $5.5 million resulting from increased income before taxes.

Net income decreased $4.8 million for the six months ended June 30, 2004, primarily due to the recognition, during the first quarter of 2003, of an $8.6 million gain, net of tax, for the reapplication of SFAS No. 71. See Note 9, Accounting for the Effects of Price Deregulation, above for more information regarding the reapplication of SFAS No. 71.

Operating Revenues

Operating revenues increased by $9.1 million for the three months ended June 30, 2004, primarily due to increased residential and commercial customer usage. This increased usage was primarily the result of an increase in cooling degree days, partially offset by a decrease in heating degree days.

Operating revenues increased by $2.1 million for the six months ended June 30, 2004, primarily due to increased residential and commercial customer usage, as well as an increase in the number of customers served. The increase in residential and commercial customer usage was primarily the result of an increase in cooling degree days partially offset by a decrease in heating degree days.

The following table shows heating degree days and cooling degree days for the three and six months ended June 30, 2004 and their variance from prior periods and normal.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Normal	2004	2003	Normal
Heating Degree Days:
Actual	431	655	547	3,282	3,611	3,286
Percent change from normal	(21.2%)			0.1%
Percent change from prior year	(34.2%)			(9.1%)
Cooling Degree Days:
Actual	353	167	240	353	167	240
Percent change from normal	47.1%			47.1%
Percent change from prior year	111.4%			111.4%

Operating Expenses

Purchased power and transmission:  Purchased power and transmission expense increased $2.7 million for the three months ended June 30, 2004. This increase was primarily due to an increase in power purchased from AE Supply.

Purchased power and transmission expense decreased $5 million for the six months ended June 30, 2004. This decrease was primarily due to an $18 million decrease in purchased power from affiliates resulting from the loss of four wholesale customers in the first quarter of 2004 and a reduction in heating degree days, partially offset by an increase of $10.4 million in purchased power expense and $2 million in transportation expenses to affiliates.

Operations and Maintenance:  Operations and maintenance expense for the three months ended June 30, 2004 decreased $4.7 million. This decrease was primarily a result of decreases in salary and benefits costs, outside services expense and bad debt expense. Operations and maintenance expense for the six months ended June 30, 2004 decreased $5.9 million. This decrease was primarily due to decreases in salary and benefits costs and uncollectible expense, as well as insurance expense recorded in the first quarter of 2003 related to an ice storm.

Depreciation and Amortization: Depreciation and amortization expense for the three and six months ended June 30, 2004 increased $0.5 million and $0.6 million, respectively, primarily due to an increase in property, plant and equipment.

Taxes other than income taxes: Taxes other than income taxes increased $0.4 million and $0.8 million for the three and six months ended June 30, 2004, respectively. The increase for the three months ended June 30, 2004 was primarily due to increases in fuel, gross receipts and business and occupation taxes. These increases were partially offset by a reduction in property taxes. The increase for the six months ended June 30, 2004 was primarily due to increases in fuel and payroll taxes partially offset by a reduction in property taxes.

Other Income, Net

Other income, net, represents non-operating income and expenses before income taxes. Other income, net, increased $0.9 million for the three months ended June 30, 2004, primarily due to increased coal brokering income and a gain on the sale of land.

Other income, net, decreased $15.9 million for the six months ended June 30, 2004, primarily due to the recognition of a $14.1 million gain related to the reapplication of SFAS No. 71 in the first quarter of 2003 and a reduction of $1.6 million gain from land sales. See Note 9, Accounting for the Effects of Price Deregulation, above for more information regarding the reapplication of SFAS No. 71.

Income Tax Expense

The effective income tax rates for the three months ended June 30, 2004 and 2003 were 35 percent and 7.1 percent, respectively. The change in effective income tax rates is the result of a similar amount of net tax benefits but based on a larger amount of pre-tax income.

The effective income tax rates for the six months ended June 30, 2004 and 2003 were 35.3 percent and 29.9 percent, respectively. The change in effective income tax rates is primarily due to the effect of regulation on deferred income taxes for depreciation and allocated consolidated tax benefits.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

WEST PENN’S RESULTS OF OPERATIONS

Income Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Operating revenues	$278.5	$269.5	$583.8	$565.5
Operating income	$34.6	$33.8	$74.8	$73.2
Income before income taxes and cumulative effect of
accounting change	$27.2	$25.2	$65.8	$54.7
Net income	$18.6	$16.5	$45.9	$36.6

Net income increased $2.1 million for the three months ended June 30, 2004, primarily due to a $1.8 million decrease in interest expense.

Net income increased $9.3 million for the six months ended June 30, 2004. This increase was primarily due to a $6.3 million increase in other income, net, decreased interest expense of $3.2 million and increased operating income of $1.6 million. These amounts were partially offset by a $2.4 million increase in income tax expense.

Operating Revenues

Operating revenues increased $9 million and $18.3 million for the three and six months ended June 30, 2004, respectively, primarily due to increased residential, commercial and industrial usage and an increase in affiliated rent revenue. The increased usage by residential and commercial customers was primarily the result of an increase in cooling degree days, partially offset by a decrease in heating degree days.

The following table shows heating degree days and cooling degree days for the three and six months ended June 30, 2004 and their variance from prior periods and normal.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Normal	2004	2003	Normal
Heating Degree Days:
Actual	541	592	705	3,503	3,745	3,635
Percent change from normal	(23.3%)			(3.6%)
Percent change from prior year	(8.6%)			(6.5%)
Cooling Degree Days:
Actual	233	102	192	233	102	194
Percent change from normal	21.4%			20.1%
Percent change from prior year	128.4%			128.4%

Operating Expenses

Purchased power and transmission:  Purchased power and transmission expense increased $12.6 million and $28.4 million for the three and six months ended June 30, 2004, respectively. These increases were primarily a result of increases in affiliated purchased power expense of $15.3 million and $32.9 million, respectively, primarily due to increased purchases at higher prices under a power sales agreement with AE Supply and increases in transmission and other expenses. These increases were partially offset by decreases in PURPA purchased power expense of $2.8 million and $4.3 million for the three and six months ended June 30, 2004, respectively. The decreases in PURPA purchased power expense were due to reduced purchases because of outages at PURPA facilities and lower costs per MWh purchased.

Operations and maintenance:  Operations and maintenance expense decreased $4.2 million for the three months ended June 30, 2004, primarily as a result of decreases in salary and benefits costs and outside services expense.

Operations and maintenance expense decreased $7.7 million for the six months ended June 30, 2004, primarily as a result of decreased salary and benefits costs, partially offset by an increase in outside services expense and insurance expense recorded in the first quarter of 2003 related to an ice storm.

Depreciation and amortization:  Depreciation and amortization expense decreased $1.1 million and $2.5 million for the three and six months ended June 30, 2004, respectively, primarily as a result of decreases in amortization related to intangible assets.

Taxes other than income taxes: Taxes other than income taxes increased $0.8 million for the three months ended June 30, 2004, primarily due to increases in capital stock, franchise and gross receipts taxes.

Taxes other than income taxes decreased $1.5 million for the six months ended June 30, 2004 primarily due to a decrease in sales taxes, partially offset by additional gross receipts taxes.

Other Income, Net:  Other income, net, represents non-operating income and expenses before income taxes. Other income, net, decreased $0.7 million for the three months ended June 30, 2004. Other income, net, increased $6.3 million for the six months ended June 30, 2004, primarily due to gains from the sale of land.

Interest Expense:  Interest expense decreased $1.8 million and $3.2 million for the three and six months ended June 30, 2004, respectively, primarily due to lower levels of debt outstanding following the repayment of transition bonds.

Income Tax Expense

The effective income tax rates for the three months ended June 30, 2004 and 2003 were 31.4 percent and 34.7 percent, respectively. The effective income tax rates for the six months ended June 30, 2004 and 2003 were 30.2 percent and 31.9 percent, respectively. The changes in the effective income tax rates were a result of the effect of rate-making on depreciation and increases in the allocation of consolidated tax savings generated by parent company losses.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

AGC’S RESULTS OF OPERATIONS

Income Summary

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Operating revenues	$17.9	$17.2	$35.0	$34.4
Operating income	$10.7	$10.9	$21.5	$21.5
Income before income taxes	$8.7	$7.4	$17.2	$14.4
Net income	$5.8	$4.7	$12.8	$9.5

Net income increased $1.1 million and $3.3 million for the three and six months ended June 30, 2004, respectively, primarily due to decreases in interest expense. Interest expense decreased $1.6 million and $2.9 million for the three and six months ended June 30, 2004, respectively, as a result of the September 2003 repayment of the $50 million of long-term debt and the June 2003 repayment of $25 million of affiliated loans.

The effective income tax rates for the three months ended June 30, 2004 and 2003 were 33 percent and 36.7 percent, respectively. The change in the effective income tax rate was a result of the effect of depreciation.

The effective income tax rates for the six months ended June 30, 2004 and 2003 were 25.7 percent and 33.9 percent, respectively. The change in the effective income tax rate was the result of the effect of depreciation and decreased parent company losses during 2004.

Allegheny allocates income tax expense or benefit to its subsidiaries pursuant to its consolidated tax sharing agreement. This corporate allocation may cause significant fluctuations in the effective quarterly tax rates from the statutory rates for the subsidiaries depending on the level of pre-tax profitability.

FINANCIAL CONDITION, REQUIREMENTS AND RESOURCES

Liquidity and Capital Requirements

To meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisition and construction programs, Allegheny and its subsidiaries have used internally generated funds (net cash provided by operations less common and preferred dividends), the sale of non-core assets and external financings, including the sale of common and preferred stock, debt instruments, installment loans and lease arrangements. The timing and amount of external financings depend primarily upon Allegheny’s anticipated cash needs and capital structure objectives.

Allegheny’s consolidated capital structure, including short-term debt, as of June 30, 2004, December 31, 2003 and June 30, 2003 was as follows:

	June 30, 2004		December 31, 2003		June 30, 2003
(In millions, except percents)	Amount	Percent	Amount	Percent	Amount	Percent
Debt	$5,436	77.4	$5,726	78.3	$5,753	77.0
Common equity	1,514	21.6	1,516	20.7	1,643	22.0
Preferred equity	74	1.0	74	1.0	74	1.0

	$7,024	100.0	$7,316	100.0	$7,470	100.0

On March 8, 2004, AE and AE Supply refinanced approximately $1.7 billion of long-term debt outstanding at December 31, 2003 under the Borrowing Facilities (except for the A-Notes related to AE Supply’s St. Joseph, Indiana generating project) with new borrowings in an aggregate amount of $1.55 billion. These new borrowings consisted of secured Term B Loans and a secured Term C Loan (collectively, the AE Supply Loans) at AE Supply, in the aggregate amount of $750 million and $500 million, respectively, and unsecured revolving and term loan facilities at AE in the aggregate amount of $300 million (the New AE Facility and collectively with the AE Supply Loans, the New Loan Facilities). See Note 2, Long-Term Debt, above for additional information. See also Item 8 Note 3, Capitalization, in the 2003 Annual Report on Form 10-K, for additional information concerning the refinancing and the debt covenants related to the New Loan Facilities.

In June 2004, Monongahela issued $120 million in aggregate principal amount of 6.70% First Mortgage Bonds, which mature on June 15, 2014. The net proceeds of the bond issuance were used to repay Monongahela’s $53.6 million short-term bridge loan in June 2004 and to fund the July 2004 redemption of $40 million aggregate principal amount of 8.375% First Mortgage Bonds due 2022 and $25 million aggregate principal amount of 7.25% First Mortgage Bonds due 2007. Interest on the newly issued First Mortgage Bonds is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2004. These bonds are redeemable at Monongahela’s option and rank equally in right of payment with its existing or future first mortgage bonds.

As of June 30, 2004, Allegheny anticipates contributing an additional $8.3 million to fund pension plans in 2004, including $0.1 million to the Supplemental Executive Retirement Plan, for a total contribution to pension plans during 2004 of $27.7 million. In addition, Allegheny anticipates contributing an additional amount ranging from $10.2 million to $15.2 million to fund postretirement benefits other than pensions in 2004, for a total contribution to postretirement benefits other than pensions in 2004 ranging from approximately $21.1 million to $26.1 million.

Off-Balance Sheet Arrangements

The registrants do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on their financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Long-Term Debt

See Note 2, Long-Term Debt, above for additional information and details regarding Allegheny’s debt. See also Item 8 Note 3, Capitalization, in the 2003 Annual Report on Form 10-K for additional details and discussion regarding debt covenants, refinancing and other debt issuances and redemptions.

As discussed above, in June 2004, Monongahela issued $120 million in aggregate principal amount of 6.70% First Mortgage Bonds, which mature on June 15, 2014.

Under the New AE Facility, AE has obtained a $300 million credit facility comprised of a $100 million term loan and a $200 million revolving credit facility. The revolving credit facility contains a sub-facility under which a maximum of $100 million of letters of credit may be outstanding at any given time. At June 30, 2004, the full amount of the $100 million term loan was outstanding, and $73.4 million was outstanding under the revolving credit facility, of which $16.4 million represented outstanding letters of credit. Accordingly, AE, at June 30, 2004, had available revolving credit capacity of $126.6 million, including up to $83.6 million available for the issuance of additional letters of credit. In July 2004, an outstanding $10 million letter of credit issued on behalf of Potomac Edison under an arrangement with another bank expired and was replaced with a new letter of credit issued under the New AE Facility.

Allegheny has various obligations and commitments to make future cash payments under contracts, such as debt instruments, lease arrangements and fuel agreements. The table below provides a summary of the payments due by period for these obligations and commitments as of June 30, 2004. This table does not include capacity contract commitments that were accounted for under fair value accounting, as discussed above under Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operating Revenues for AE Supply, or contingencies.

	Payments Due by Period
Contractual Obligations and Commitments (In millions)	Payments from July 1, to December 31, 2004	Payments from January 1, 2005 to December 31, 2006	Payments from January 1, 2007 to December 31, 2008	Payments from January 1, 2009 and beyond	Total
Long-term debt *	$113.3	$880.4	$1,096.9	$3,366.4	$5,457.0
Capital lease obligations	6.6	24.3	8.0	0.5	39.4
Operating lease
obligations	6.5	17.7	11.3	38.8	74.3
PURPA purchased
power	101.8	406.3	419.6	3,982.8	4,910.5
Fuel purchase and
transportation
commitments	218.0	456.2	133.8	117.1	925.1

Total	$446.2	$1,784.9	$1,669.6	$7,505.6	$11,406.3

* Does not include unamortized debt expense, discounts, premiums and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133.

Amounts related to debt and capital lease obligations in the table above represent contractual principal repayments required without taking into account their classification on the consolidated balance sheet.

As a result of the March 8, 2004 refinancing, AE Supply’s long-term debt repayment schedule changed significantly from the amounts disclosed in the 2003 Annual Report on Form 10-K. As of June 30, 2004, scheduled maturities of long-term debt for AE Supply (excluding unamortized debt expense, discounts, premiums and terminated interest rate swaps that were accounted for as fair value hedges under SFAS No. 133) were as follows:

	Payments Due by Period
(In millions)	Payments from July 1, to December 31, 2004	Payments from January 1, 2005 to December 31, 2006	Payments from January 1, 2007 to December 31, 2008	Payments from January 1, 2009 and beyond	Total
Long-term debt	$6.2	$24.6	$495.9	$2,533.3	$3,060.0

As a result of the June 2004 issuance of $120 million of its 6.70% First Mortgage Bonds due 2014, Monongahela’s scheduled maturities of long-term debt (excluding unamortized debt expense, discounts and premiums) changed substantially from the amounts disclosed in the 2003 Annual Report on Form 10-K. As of June 30, 2004, Monongahela’s scheduled maturities of long-term debt were as follows:

	Payments Due by Period
(In millions)	Payments from July 1, to December 31, 2004	Payments from January 1, 2005 to December 31, 2006	Payments from January 1, 2007 to December 31, 2008	Payments from January 1, 2009 and beyond	Total
Long-term debt	$68.3	$306.7	$22.2	$443.6	$840.8

The long-term debt repayment schedules for Potomac Edison and West Penn did not change materially from the amounts reported in the 2003 Annual Report on Form 10-K.

Allegheny’s capital expenditures for the last six months of 2004 and for the full year of 2005 are estimated at $135.1 million and $344.2 million, respectively, and include estimated expenditures of $23 million and $128 million, respectively, for environmental control technology. See Item 8, Note 24, Commitments and Contingencies, to the 2003 Annual Report on Form 10-K for additional information. See also Note 15, Commitments and Contingencies, above.

Financing

Debt: See Note 2, Long-Term Debt, above for a discussion of the issuances and redemptions of debt by the registrants during the three and six months ended June 30, 2004.

Short-term Debt: AE and AE Supply manage short-term obligations with cash on hand and amounts available under revolving credit facilities. Monongahela, Potomac Edison and West Penn manage short-term obligations through an internal money pool or cash on hand. As a method to accommodate intercompany short-term borrowing needs to the extent that certain companies have funds available, the money pool provides funds to approved Allegheny subsidiaries at the lower of the previous day’s Federal Funds Effective Interest Rate, as quoted by the Federal Reserve, or the previous day’s seven-day commercial paper rate, as quoted by the same source, less four basis points.

At June 30, 2004, no registrant had access to any short-term revolving credit facilities or lines of credit with third party financial institutions, beyond those described above. As mentioned above, AE had $126.6 million of revolving credit available under its $200 million revolving credit facility, which is classified as long-term debt in accordance with its terms. See Note 3, Capitalization, of the 2003 Annual Report on Form 10-K for additional information.

Asset Sales

In April 2004, West Penn, through its subsidiary The West Virginia Power & Transmission Company, completed the sale of approximately 592 acres of land in Tucker County, West Virginia to the Allegheny Wood Products, Inc. for a net sales price of $1.4 million.

West Penn consummated land sales during the first quarter of 2004 for aggregate proceeds of $6.6 million.

Cash Flows

AE

Operating Activities: Cash flows from operating activities for the six months ended June 30, 2004 and 2003 were $175.1 million and $52.4 million, respectively. Significant cash flows from (used in) operating activities for the six months ended June 30, included:

   2004

• $70.8 million in proceeds related to the 2003 sale of the CDWR contract and related hedges to J. Aron & Company,
•   $46.5 million decrease in accounts receivable, net,
•   $29.7 million increase in accounts payable,
•   $(66.4) million increase in collateral deposits held as security for certain contracts and
• $(30.3) million in payments for contributions to AE’s pension plans and postretirement benefits other than pensions plans.

   2003

• $93.9 million decrease in accounts receivable, net and • $(47.7) million in payments to terminate various energy trading contracts.

Investing Activities: Cash flows used in investing activities for the six months ended June 30, 2004 and 2003 were $79.6 million and $419.4 million, respectively. Significant cash flows used in investing activities for the six months ended June 30, 2003 included $318.4 million paid for the acquisition of the Springdale, Pennsylvania generating facility.

Financing Activities: Cash flows from (used in) financing activities for the six months ended June 30, 2004 and 2003 were $(317.3) million and $538.4 million, respectively. Significant cash flows from (used in) financing activities for the six months ended June 30, included:

   2004

• $(1,858.6) million in payments for the retirement of long-term debt,
•   $(21.7) million in payments for costs associated with the New Loan Facilities,
• $(53.6) million in payments for the retirement of short-term debt;
•   $1,475 million in proceeds from the issuance of debt under the New Loan Facilities,
•   $120 million in proceeds from the issuance of First Mortgage Bonds, and
• $28.3 million in proceeds from the issuance of debt under the Borrowing Facilities and which occurred prior to the March 2004 refinancing under the New Loan Facilities.

   2003

• $1,977.8 million in proceeds from the issuance of debt under the Borrowing Facilities,
•   $(1,122.2) million in net payments for the repayment of short-term debt,
•   $(270.9) million in payments for the retirement of long-term debt and
• $(46.3) million in payments for costs associated with the Borrowing Facilities.

AE Supply

Operating Activities: Cash flows from (used in) operating activities for the six months ended June 30, 2004 and 2003 were $32.2 million and $(211.2) million, respectively. Significant cash flows from (used in) operating activities for the six months ended June 30, included:

   2004

• $70.8 million in proceeds related to the 2003 sale of the CDWR contract and related hedges to J. Aron & Company,
•   $(74.3) million increase in collateral deposits held as security for certain contracts and
• $62.7 million increase in accounts payable to affiliates, net.

   2003

• $(47.7) million in payments to terminate various energy trading contracts,
•  $(54.1) million increase in collateral deposits held as security for certain contracts and
• $(64.7) million decrease in accounts payable.

Investing Activities: Cash flows from (used in) investing activities for the six months ended June 30, 2004 and 2003 were $1 million and $(335.7) million, respectively. Significant cash flows used in investing activities for the six months ended June 30, 2003 included $318.4 million paid for the acquisition of the Springdale, Pennsylvania generating facility.

Financing Activities: Cash flows from (used in) financing activities for the six months ended June 30, 2004 and 2003 were $(152.7) million and $614.6 million, respectively. Significant cash flows from (used in) financing activities for the six months ended June 30, included:

   2004

• $(1,410.9) million in payments for the retirement of long-term debt, including the Borrowing Facilities,
•   $(15.4) million in payments for costs associated with the New Loan Facilities,
•   $1,250 million in proceeds from the issuance of debt under the New Loan Facilities and
• $28.3 million in proceeds from the issuance of debt under the Borrowing Facilities, which occurred prior to the March 2004 refinancing under the New Loan Facilities.

   2003

• $1,662.8 million in proceeds from the issuance of debt under the Borrowing Facilities,
•   $(797) million in net payments for the repayment of short-term debt,
•   $(197.3) million in payments for the retirement of long-term debt and
• $(41.2) million in payments for costs associated with the Borrowing Facilities.

Monongahela

Internal generation of cash, consisting of cash flows from operating activities reduced by common and preferred dividends, was $51.1 million for the six months ended June 30, 2004, compared with $85.8 million for the same period of 2003.

Operating Activities: Cash flows from operations for the six months ended June 30, 2004 and 2003 were $66.9 million and $104.7 million, respectively. Significant cash flows from operating activities for the six months ended June 30, included:

    2004

• $17 million from the decrease in materials and supplies,
•  $32.8 million from the change in deferred investment credit and income taxes, net,
•   $16.5 million from the decrease in accounts receivable, net and
• $14.5 million from the change in deferred energy costs, net.

   2003

• $18.4 million from the change in taxes receivable/accrued, net,
•   $28.7 million from the change in deferred investment credit and income taxes, net and
• $37.9 million from the increase in accounts payable to affiliates, net.

Investing Activities: During the six months ended June 30, 2004 and 2003, cash flows used in investing activities were $33.9 million and $36.3 million, respectively. Cash flows used in investing activities for both periods were primarily for capital expenditures.

Financing Activities: During the six months ended June 30, 2004 and 2003, cash flows from (used in) financing activities were $1 million and $(16.9) million, respectively. Significant cash flows from (used in) financing activities for the six months ended June 30, included:

   2004

• $120 million from the issuance of first mortgage bonds,
•   $(53.6) million for the retirement of short-term debt,
•   $(47.3) million to fund a note receivable from affiliate and
• $(15.7) million for cash dividends paid on capital stock.

   2003

• $(16.3) million for the retirement of notes, bonds, and other long-term debt,
•   $(18.9) million for cash dividends paid on capital stock,
•   $(8.5) million from notes receivable issued to affiliates, net of repayments and
• $9.8 million from the net borrowings under short-term debt.

Potomac Edison

Internal generation of cash, consisting of cash flows from operating activities reduced by common and preferred dividends, was $54.5 million for the six months ended June 30, 2004, compared with $49 million for the same period of 2003.

Operating Activities: Cash flows from operations for the six months ended June 30, 2004 and 2003 were $71.2 million and $65.8 million, respectively. Significant cash flows from operating activities for the six months ended June 30, included:

      2004

• $7.2 million from the increase in accounts payable and • $5.9 million from the decrease in accounts receivable, net.

      2003

• $21.5 million from the change in taxes receivable/accrued, net.

Investing Activities: During the six months ended June 30, 2004 and 2003, cash flows used in investing activities were $31.1 million and $22.2 million, respectively. Cash flows used in investing activities for both periods were primarily for capital expenditures.

Financing Activities: During the six months ended June 30, 2004 and 2003, cash flows used in financing activities were $35 million and $25.3 million, respectively. Significant cash flows used in financing activities for the six months ended June 30, included:

      2004

• $18.2 million for payment on a note receivable from affiliate and • $16.8 million for dividends paid on common stock.

      2003

• $16.8 million for dividends paid on common stock and • $8.5 million for payments on notes payable to affiliates.

West Penn

Internal use of cash, consisting of cash flows from operating activities reduced by common and preferred dividends, was $5.1 million for the six months ended June 30, 2004, compared with $75.1 million for the same period of 2003.

Operating Activities: Cash flows from operations for the six months ended June 30, 2004 and 2003 were $33.9 million and $87.1 million, respectively. Significant cash flows from (used in) operating activities for the six months ended June 30, included:

      2004

• $7.6 million from the decrease in accounts receivable, net.

      2003

• ($24.9) million from the increases in prepaid taxes and • $12.8 million from the decrease in accounts receivable.

Investing Activities: During the six months ended June 30, 2004 and 2003, cash flows used in investing activities were $8.8 million and $24.3 million, respectively. Significant cash flows (used in) from investing activities for the six months ended June 30, included:

      2004

• ($17) million for capital expenditures, offset by • $8.3 million proceeds from land sales.

      2003

• ($22.9) million for capital expenditures.

Financing Activities: During the six months ended June 30, 2004 and 2003, cash flows from (used in) financing activities were $83.6 million and $51.3 million, respectively. Significant cash flows from (used in) financing activities for the six months ended June 30, included:

      2004

• $(122.7) million for the retirement of notes, bonds and other long-term debt,
•   $(28.7) million for cash dividends paid on common stock and
• $67.9 million from the proceeds of a note payable issued to an affiliate.

      2003

• ($39.4) million for the retirement of notes, bonds and other long-term debt and • ($11.9) million for cash dividends paid on common stock.

AGC

Internal generation of cash, consisting of cash flows from operating activities reduced by common and preferred dividends, was $7.1 million for the six months ended June 30, 2004, compared with $38 million for the same period of 2003.

Operating Activities: During the six months ended June 30, 2004 and 2003, cash flows from operations were $19.6 million and $45 million, respectively. Significant cash flows from operating activities for the six months ended June 30, included:

      2004

• $3.7 million from the decrease in accounts receivable due from/payable to affiliates, net.

      2003

• $18.9 million from the change in taxes receivable/accrued, net and • $10 million from the decrease in accounts receivable due from/payable to affiliats, net.

Investing Activities: During the six months ended June 30, 2004 and 2003, cash flows used in investing activities were $1.7 million and $1.9 million, respectively. Significant cash flows used in investing activities for both periods were for capital expenditures.

Financing Activities: During the six months ended June 30, 2004 and 2003, cash flows used in financing activities were $12.5 million and $32 million, respectively. Significant cash flows from (used in) financing activities for the six months ended June 30, included:

      2004

• $(12.5) million for cash dividends paid on common stock.

      2003

• $30 million from the issuance of notes payable to parent in order to fund the repayment of $(55) million in short-term debt and • $(7) million for cash dividends paid on common stock.

OTHER MATTERS

Critical Accounting Policies

A summary of Allegheny’s critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2003 Annual Report on Form 10-K. Allegheny’s critical accounting policies have not changed materially from those reported in the 2003 Annual Report on Form 10-K.

REGULATORY MATTERS

See, Item 1, Rate Matters and Regulatory Matters Affecting Allegheny, in the 2003 Annual Report on Form 10-K for additional information.

Federal Regulation

In November 2003, the FERC, in Order No. 2004, issued revised Standards of Conduct for natural gas and electric industries. Order No. 2004 governs the relationship between transmission providers and their energy affiliates. In April 2004, FERC issued Order No. 2004-A, which clarified the Standards of Conduct and deferred full implementation for transmission providers, such as the Distribution Companies, until September 1, 2004.

State Legislation and Regulatory Developments

Maryland: Recently enacted legislation requires the implementation of a renewable energy portfolio standard in Maryland. Beginning in 2006, or upon the expiration of the transition period for any particular customer class served by a supplier, whichever is later, retail electricity suppliers in Maryland will have to provide certain percentages of their energy supply from renewable energy resources. The law provides that if renewable resources are too expensive, or unavailable in quantities sufficient to meet the standard in any given year, suppliers can opt instead to pay a “compliance fee.” The law directs the Maryland Public Service Commission to allow standard offer service suppliers to recover their costs, including compliance fees if incurred, as described above.

Ohio: The Ohio General Assembly adopted legislation in 1999 to restructure its electric utility industry and provide retail electric customers the right to choose their electricity generation supplier, which started a transition to market rates. The 1999 legislation granted Ohio’s residential customers a five-percent reduction in the generation portion of their rates until December 31, 2005, which is when the transition period ends. Pursuant to a settlement, Monongahela’s transition period, or market development period, for large industrial, commercial and street lighting customers was scheduled to end on December 31, 2003, but, as discussed below, has been extended by the Public Utilities Commission of Ohio (PUCO) until December 31, 2005.

In July 2003, the PUCO authorized Monongahela to issue a request for proposals for wholesale power to supply new standard market-based retail rate service to its medium and large industrial and commercial customers and to its street lighting customers, totaling approximately 130 MW of load, effective January 1, 2004. In October 2003, the PUCO denied approval of the wholesale bid and new retail rates and froze the current fixed rates for these customer classes until December 31, 2005, on the grounds that certain conditions to allow market-based rates prior to December 31, 2005 were not met. In February 2004, Monongahela appealed the PUCO’s decision to the Ohio Supreme Court seeking to overturn the PUCO’s denial of new rates. Oral argument is scheduled for October 26, 2004.

Since January 2004, Monongahela has been purchasing power at PJM market prices for these customers and anticipates that the price for that power will continue to be higher than the current retail generation rates. Monongahela cannot be certain that the federal court or PUCO will allow it to recover any or all of these costs. Monongahela expensed these costs, which were approximately $4.9 million for the first six months of 2004.

In February 2004, Monongahela filed for an injunction in Federal Court seeking to recover, in retail rates, its costs of purchasing power in the wholesale market. In May, the Court partially granted Monongahela’s request, ruling that the Ohio legislation adopted in 1999 to restructure the electric utility industry was unconstitutional to the extent it did not permit Monongahela to make a claim with the PUCO that its rates are confiscatory. Monongahela requested reconsideration of the Court’s order, which the Court partially granted by retaining jurisdiction of this matter. The PUCO initiated a proceeding in compliance with the Court directive, and Monongahela filed its application for rate relief on June 18, 2004 and supplemented the filing on June 28. The hearing is scheduled for September 29, 2004.

Virginia: In 2001, Potomac Edison filed an application with the Virginia State Corporation Commission (Virginia SCC) to transfer management and control of its transmission facilities to PJM. The Distribution Companies transferred functional control over their transmission systems to PJM effective April 1, 2002. In July 2002, the Virginia SCC staff issued a report observing that Potomac Edison’s application met each of Virginia SCC’s rules for electric utilities to join a regional transmission organization (RTO), but to date, no decision has been issued. Additionally, the Virginia General Assembly, in its 2003 legislative session, enacted a bill precluding electric utility companies such as Potomac Edison from transferring ownership or control of, or responsibility to operate, any portion of any transmission system located in the Commonwealth to an RTO prior to July 1, 2004. The effect of this legislation on Potomac Edison is unclear. As directed by the Virginia SCC, Potomac Edison filed a cost/benefit analysis on its membership in PJM on June 18, 2004. A hearing on this matter is scheduled for September 28, 2004.

Virginia recently enacted legislation to extend its capped-rate period for an additional three and one-half years (through December 31, 2010) at the current capped-rate levels. The new legislation provides that the Virginia SCC will adjust a utility’s capped rates once in a twelve-month period for the timely recovery of the incremental costs associated with transmission or distribution reliability and compliance with state or federal environmental laws to the extent such costs are prudently incurred on and after July 1, 2004. Electric companies that have sold or transferred their generating facilities, such as Potomac Edison, would be allowed a one-time opportunity to file for a rate increase between July 1, 2007 and December 31, 2010. The legislation also allows Potomac Edison to utilize adjustment provisions for the recovery of increases in the cost of purchased power beginning on July 1, 2007. We cannot predict what effect this new legislation might have on Potomac Edison.

Rate Matters

Transmission: In November 2003, the FERC issued a series of orders related to transmission rate design for the PJM and Midwest regions. Specifically, the FERC found that the payment of multiple and additive (i.e., “pancaked”) rates for movement of power between PJM and the Midwest region is not just and reasonable. The FERC ordered the elimination of pancaked rates and the implementation of a transitional rate design for a two-year period and ordered the parties to develop a long-term rate design solution. In a settlement submitted to the FERC on March 5, 2004, the parties have agreed to continue pancaked rates through December 1, 2004, and to forego a transitional rate design. A long-term rate design solution would be implemented on December 1, 2004. On March 19, 2004, the FERC issued an order accepting the settlement. On July 1, 2004, the transmission owners provided four rate design proposals for stakeholder review and input. A series of stakeholder meetings will take place through September 2004. A rate filing is due to the FERC by October 1, 2004. While the long-term rate design is intended to keep transmission owners neutral with respect to transmission revenues and to minimize the shifting of costs, there is no assurance that this will be the actual result. Allegheny cannot predict the financial impact the long-term rate design will have on its transmission revenues or the Distribution Companies’ transmission costs.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegheny’s primary market risk exposures are associated with interest rates and commodity prices. Allegheny has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

A summary of Allegheny’s market risks is included under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the 2003 Annual Report on Form 10-K. Allegheny’s market risks have not changed materially from those reported in the 2003 Annual Report on Form 10-K.

As reported in the 2003 Annual Report on Form 10-K, Allegheny and AE Supply use various methods to measure their exposure to market risk on a daily basis, including a value at risk model (VaR). Allegheny calculates VaR using the full term of all remaining positions being marked-to-market. This calculation is based upon management’s best estimates and modeling assumptions, which could materially differ from actual results. As of June 30, 2004 and December 31, 2003, this calculation yielded a VaR of $0.9 million and $0.2 million, respectively. The increase over the period is primarily a result of increases in price volatility and correlation of forward market power prices.

ITEM 4.   CONTROLS AND PROCEDURES

In August 2002, Allegheny’s independent auditor, PricewaterhouseCoopers LLP (PwC), advised Allegheny that it considered Allegheny’s internal controls to have material weaknesses, principally relating to trading operations and related information systems. In the third quarter of 2002, Allegheny initiated a comprehensive review of its financial information. In March 2004, PwC advised Allegheny’s Audit Committee that although management has made significant progress in addressing the specific control weaknesses previously identified, not all of these deficiencies have been remedied, and certain internal control material weaknesses remain. Allegheny’s management, Audit Committee and Board of Directors are fully committed to resolving Allegheny’s internal control deficiencies. Ultimate resolution of the deficiencies will include a focus on accountability and strict, timely adherence to a set of sound internal control policies and procedures.

Allegheny has implemented corrective actions to mitigate the risk that its internal control deficiencies would prevent information required to be disclosed by Allegheny in its periodic reports, including this quarterly report, from being timely reported or impede the compilation and communication of information to Allegheny’s management sufficient to permit timely decisions regarding required disclosures in the financial statements and other information included in its periodic reports, including this quarterly report. These actions include the continued development and implementation of new internal control policies, processes and procedures to identify and remediate weaknesses and improve controls. Allegheny is continuing to implement and install new transaction processing systems and to enhance existing systems for front, middle, and back-office areas for its energy trading operations. Internal control improvements also are being achieved through Allegheny’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Before December 31, 2004, Allegheny expects that it will have restored the effectiveness of its internal controls to ensure the accuracy and completeness of its financial statements.

To address the weaknesses identified in Allegheny’s internal controls and disclosure practices, Allegheny substantially augmented and revised its procedures in connection with the preparation of its 2002 annual report, and has employed these procedures in connection with the preparation of each subsequently filed periodic report, including this quarterly report. These augmented procedures include a formal drafting group to comprehensively review, revise and update disclosures. This exercise also includes direct involvement by senior officers, including the Chief Executive Officer and the Chief Financial Officer. The principal elements of these augmented procedures have formed the basis for Allegheny’s written disclosure controls and procedures applicable to periodic reports and certain public communications.

In 2003, Allegheny created a Disclosure Committee, which is chaired by Allegheny’s General Counsel and is comprised of executives, including Allegheny’s Chief Risk Officer, Vice President and Controller, Director of Audit Services and Vice President, Corporate Communications, as well as the senior officers responsible for Allegheny’s business segments. The Disclosure Committee establishes, maintains, monitors and evaluates Allegheny’s written disclosure controls and procedures and coordinates the preparation of Allegheny’s periodic reports and certain other of its public communications pursuant to formal written disclosure controls and procedures.

The Disclosure Committee, with the participation of Allegheny’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed, in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the augmented procedures implemented by Allegheny in connection with the preparation of this report as of June 30, 2004 and found them to be effective. However, until Allegheny completes the actions described above to remedy internal controls deficiencies, Allegheny intends to devote additional resources to ensure that its public disclosures are accurate.

The above matters have been undertaken by Allegheny at the direction and with the oversight of the Audit Committee of the Board of Directors and with extensive involvement of PwC and other outside professional services firms.

For additional information, see Item 9A, Controls and Procedures, of the 2003 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 15, Commitments and Contingencies, above, for additional information about legal proceedings. In addition, the registrants from time to time are involved in litigation and other legal disputes in the ordinary course of business.

ITEM 2.       CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no sales of equity securities during the quarter covered by this report.

There were no issuer purchases of equity securities during the quarter covered by the report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Monongahela’s or AGC’s security holders during the second quarter of 2004.

AE Supply does not have equity security holders. Thus, no matters were submitted to a vote of equity security holders of AE Supply.

AE’s annual meeting of stockholders was held on May 13, 2004. At the annual meeting, votes were taken for: (1) the election of directors; (2) a company proposal for the elimination of cumulative voting in the election of directors; (3) a company proposal for approval of a director equity compensation plan; (4) a company proposal for approval of an annual incentive plan; (5) ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors; (6) a stockholder proposal regarding simple majority vote; (7) a stockholder proposal regarding stockholder input on poison pills; (8) a stockholder proposal to elect each director annually; (9) a stockholder proposal regarding an independent board chairman; (10) a stockholder proposal regarding the expensing of stock options; (11) a stockholder proposal regarding the retention of stock obtained through options; (12) a stockholder proposal regarding auditor fees; (13) a stockholder proposal regarding pre-emptive rights and (14) a stockholder proposal regarding reincorporation in Delaware.

AE’s stockholders elected Eleanor Baum, Cyrus F. Freidheim, Jr. and Ted J. Kleisner to serve on the Board of Directors for three-year terms, which will expire in 2007. Stockholders approved the director equity compensation plan and the annual incentive plan, ratified the appointment of PricewaterhouseCoopers LLP as independent auditors and approved the stockholder proposals regarding simple majority vote, shareholder input on poison pills and the election of each director annually. The stockholders did not approve the company proposal for the elimination of cumulative voting in the election of directors or any of the remaining stockholder proposals.

The following tables provide details regarding the number of votes cast by AE’s stockholders with respect to each of the matters indicated above.

Election of directors:

Nominees for Director	Votes For	Votes withheld
Eleanor Baum	90,029,674	11,190,814
Cyrus F. Freidheim, Jr.	90,079,165	11,190,814
Ted J. Kleisner	89,991,544	11,190,814

Other items as described above:

Item	Votes For	Votes Against	Abstentions	Broker Non-Votes
(2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14)	47,241,034 67,890,717 91,188,005 97,656,957 73,726,539 73,702,393 98,372,224 24,461,690 35,486,925 22,629,987 12,014,980 20,492,066 21,731,640	28,082,860 6,754,633 8,143,356 2,557,987 1,655,578 1,609,533 1,762,089 50,437,515 39,114,641 52,245,408 62,553,469 54,042,105 52,863,343	1,206,430 1,844,974 1,892,912 1,009,329 1,148,207 1,218,398 1,089,960 1,631,119 1,928,758 1,654,929 1,961,875 1,996,153 1,935,341	24,693,949 24,693,949 0 0 24,693,949 24,693,949 0 24,693,949 24,693,949 24,693,949 24,693,949 24,693,949 24,693,949

Potomac Edison. At the annual meeting of the stockholder of Potomac Edison held on April 28, 2004, votes were taken for the election of directors. The total number of votes cast was 22,385,000, with all votes being cast for the election of the following directors: Paul J. Evanson; David C. Benson; Joseph H. Richardson and Jeffrey D. Serkes. (Mr. Benson resigned as a director effective July 11, 2004.)

West Penn. At the annual meeting of the stockholder of West Penn held on April 21, 2004, votes were taken for the election of directors. The total number of votes cast 24,361,586, with all votes being cast for the election of the following directors: Paul J. Evanson; David C. Benson; Joseph H. Richardson and Jeffrey D. Serkes. (Mr. Benson resigned as a director effective July 11, 2004.)

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

EXHIBIT INDEX

Allegheny Energy, Inc.

Documents
3.1	Articles Supplementary to Articles of Incorporation, dated July 19, 2004
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Allegheny Energy Supply Company, LLC

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Monongahela Power Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

A Supplemental Indenture, dated June 9, 2004, to Monongahela’s Indenture, dated as of August 1, 1945, is omitted. Monongahela agrees to furnish to the SEC, upon its request, a copy of such Supplemental Indenture.

EXHIBIT INDEX

The Potomac Edison Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

West Penn Power Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

EXHIBIT INDEX

Allegheny Generating Company

Documents
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)     Reports on Form 8-K

              The following companies filed or furnished reports on Form 8-K during the quarter ended June 30, 2004:

1.	AE on May 10, 2004, Item 12, attaching a press release announcing its financial results for the first quarter of 2004;
2.	AE on May 20, 2004, Items 5 and 7, attaching a press release announcing that AE Supply had signed an agreement to sell its equity interest and power rights in Ohio Valley Electric Corporation and
3.	AE on June 25, 2004, Items 5 and 7 attaching a press release announcing that AE Supply will proceed with the previously announced sale of its interests in Ohio Valley Electric Corporation.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	ALLEGHENY ENERGY, INC. BY: /s/ Jeffrey D. Serkes —————————————— JEFFREY D. SERKES Senior Vice President and Chief Financial Officer

Date: August 5, 2004	ALLEGHENY ENERGY SUPPLY COMPANY, LLC BY: /s/ Jeffrey D. Serkes —————————————— JEFFREY D. SERKES Vice President and Principal Financial Officer

Date: August 5, 2004	MONONGAHELA POWER COMPANY BY: /s/ Jeffrey D. Serkes —————————————— JEFFREY D. SERKES Vice President and Principal Financial Officer

Date: August 5, 2004	THE POTOMAC EDISON COMPANY BY: /s/ Jeffrey D. Serkes —————————————— JEFFREY D. SERKES Vice President and Principal Financial Officer

Date: August 5, 2004	WEST PENN POWER COMPANY BY: /s/ Jeffrey D. Serkes —————————————— JEFFREY D. SERKES Vice President and Principal Financial Officer

Date: August 5, 2004	ALLEGHENY GENERATING COMPANY BY: /s/ Jeffrey D. Serkes —————————————— JEFFREY D. SERKES Vice President and Principal Financial Officer